Form 10-Q
period 2020-06-30
Vertex, Inc.
filed 2020-09-11
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-239644

VERTEX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-2081753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2301 Renaissance Blvd King of Prussia, Pennsylvania	19406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 355-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, Par Value $0.001 Per Share	VERX	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 31, 2020, the registrant had 26,359,623 shares of Class A common stock, $0.001 par value per share, and 120,417,000 shares of Class B common stock, $0.001 par value per share, outstanding.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), that involve substantial risks and uncertainties. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “believe,” “expect,” “suggests,” “plan,” “believe,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast” and other similar expressions or the negatives of those terms. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read and consider this prospectus, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that may materially affect such forward-looking statements include, but are not limited to:

•	the potential effects on our business of the current novel coronavirus (“COVID-19”) pandemic;
•	our ability to attract new customers on a cost-effective basis and the extent to which existing customers renew and upgrade their subscriptions;
•	our ability to sustain and expand revenues, maintain profitability, and to effectively manage our anticipated growth;
•	the timing of our introduction of new solutions or updates to existing solutions
•	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services or content;
•	our ability to maintain and expand our strategic relationships with third parties;
•	risks related to our expanding international operations;
•	our ability to deliver our solutions to customers without disruption or delay;
•	our exposure to liability from errors, delays, fraud or system failures, which may not be covered by insurance;
•	risks related to our determinations of customers’ transaction tax and tax payments;
•	risks related to changes in tax laws and regulations or their interpretation or enforcement;
•	our ability to manage cybersecurity and data privacy risks;
•	risks related to failures in information technology, infrastructure and third party service providers;
•	our ability to effectively protect, maintain and enhance our brand;
•	global economic weakness and uncertainties, and disruption in the capital and credit markets;
•	business disruptions related to natural disasters, epidemic outbreaks, terrorist acts, political events or other events outside of our control;
•	our ability to comply with anti-corruption, anti-bribery and similar laws;
•	changes in interest rates, security ratings and market perceptions of the industry in which we operate, or our ability to obtain capital on commercially reasonable terms or at all;
•	any statements of belief and any statements of assumptions underlying any of the foregoing;
•	other factors beyond our control; and
•	other factors discussed in other sections of this Quarterly Report on Form 10-Q, including the sections titled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and under Part II, Item 1A. “Risk Factors.”

You should not place undue reliance on our forward-looking statements and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward- looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Vertex, Inc.

Condensed Consolidated Balance Sheets

As of December 31, 2019 and June 30, 2020 (unaudited)

(Amounts in thousands)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,295	$75,903
Funds held for customers	9,988	7,592
Accounts receivable, net of allowance of $7,669 (unaudited), and $7,515, respectively	63,739	70,367
Advances to stockholders	230	283
Prepaid expenses and other current assets	13,119	11,412
Total current assets	134,371	165,557
Property and equipment, net of accumulated depreciation	55,657	54,727
Capitalized software, net of accumulated amortization	33,761	32,075
Goodwill	19,355	—
Deferred commissions	10,390	11,196
Deposits and other assets	4,956	1,068
Total assets	$258,490	$264,623
Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$649	$50,804
Accounts payable	13,769	10,729
Accrued expenses	11,961	13,308
Distributions payable	—	13,183
Customer funds obligations	10,175	7,553
Accrued salaries and benefits	19,825	15,195
Accrued variable compensation	11,025	22,237
Deferred compensation, current	22,349	8,935
Deferred revenue	187,041	191,745
Deferred rent and other	917	840
Future acquisition commitment, current	808	—
Total current liabilities	278,519	334,529
Deferred compensation, net of current portion	77,505	18,530
Deferred revenue, net of current portion	11,396	14,046
Long-term debt, net of current portion	173,361	682
Future acquisition commitment, net of current portion	9,831	—
Deferred other liabilities	8,865	9,268
Total liabilities	559,477	377,055
Commitments and contingencies (Note 12)
Options for redeemable shares	47,223	17,344
Stockholders’ deficit (*):
Class A voting common stock, $0.001 par value, 600 shares authorized, 300 shares issued, 147 shares outstanding	—	—
Class B non-voting common stock, $0.001 par value, 299,400 shares authorized, 162,470 (unaudited), and 162,297 shares issued, respectively, 120,443 (unaudited) and 120,270 shares outstanding, respectively	54	54
Accumulated deficit	(305,861)	(90,701)
Accumulated other comprehensive loss	(3,765)	(491)
Treasury stock	(38,638)	(38,638)
Total stockholders’ deficit	(348,210)	(129,776)
Total liabilities and equity	$258,490	$264,623

(*) The number of shares of common stock have been retrospectively restated to reflect the three-for-one forward stock split which was effective July 28, 2020. See Note 13.

The accompanying notes are an integral part of these consolidated financial statements.

Vertex, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2019 and 2020 (unaudited)

(Amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Revenues:
Software subscriptions	$77,306	$67,267	$153,066	$131,651
Services	13,965	11,108	27,450	21,338
Total revenues	91,271	78,375	180,516	152,989
Cost of revenues:
Software subscriptions	26,001	19,417	50,685	37,843
Services	15,744	7,692	30,522	14,830
Total cost of revenues	41,745	27,109	81,207	52,673
Gross profit	49,526	51,266	99,309	100,316
Operating expenses:
Research and development	13,617	7,205	26,696	14,778
Selling and marketing	24,544	17,287	48,877	33.334
General and administrative	37,758	16,647	75,394	32,095
Depreciation and amortization	2,505	2,172	5,374	4,217
Other operating expense, net	103	305	214	468
Total operating expenses	78,527	43,616	156,555	84,892
Income (loss) from operations	(29,001)	7,650	(57,246)	15,424
Other (income) expense:
Interest income	(101)	(232)	(456)	(524)
Interest expense	1,160	539	2,084	1,076
Total other expense, net	1,059	307	1,628	552
Income (loss) before income taxes	(30,060)	7,343	(58,874)	14,872
Income tax (benefit) expense	(985)	221	(735)	425
Net income (loss)	(29,075)	7,122	(58,139)	14,447
Other comprehensive loss from foreign currency translation adjustments and revaluations, net of tax	276	23	3,274	2
Total comprehensive income (loss)	$(29,351)	$7,099	$(61,413)	$14,445
Net income (loss) attributable to Class A stockholders	$(35)	$9	$(70)	$18
Net income (loss) per Class A share, basic and diluted (*)	$(0.24)	$0.06	$(0.48)	$0.12
Weighted average Class A common stock, basic and diluted (*)	147	147	147	147
Net income (loss) attributable to Class B stockholders	$(29,040)	$7,113	(58,069)	$14,429
Net income (loss) per Class B share, basic (*)	$(0.24)	$0.06	$(0.48)	$0.12
Weighted average common Class B stock, basic (*)	120,402	120,443	120,336	120,357
Net income (loss) per Class B share, diluted (*)	$(0.24)	$0.06	$(0.48)	$0.12
Weighted average common Class B stock, diluted (*)	120,402	124,158	120,336	124,169
Loss before income taxes	$(30,060)		$(58,874)
Pro forma provision for income tax benefit	(7,605)		(14,895)
Pro forma net loss	$(22,455)		$(43,979)
Pro forma net loss attributable to Class A stockholders (*)	$(28)		$(54)
Weighted average Class A common stock, basic and diluted	147		147
Pro forma net loss per Class A share, basic and diluted (*)	$(0.19)		$(0.37)
Pro forma net loss attributable to Class B stockholders (*)	$(22,427)		$(43,925)
Weighted average Class B common stock, basic and diluted	120,402		120,336
Pro forma net loss per Class B share, basic and diluted (*)	$(0.19)		$(0.37)

(*) The number of shares of common stock and the calculation of net income (loss) per share have been retrospectively restated to reflect the three-for-one forward stock split which was effective July 28, 2020. See Note 13.

The accompanying notes are an integral part of these consolidated financial statements.

Vertex, Inc.

Condensed Consolidated Statements of Changes in Equity

For the six months ended June 30, 2019 and 2020 (unaudited)

(Amounts in thousands)

	Outstanding Class A Shares (*)	Class A Common Stock	Outstanding Class B Shares (*)	Class B Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares Issued (*)	Treasury Stock	Total Stockholders’ Deficit	Options for Redeemable Shares
Balance, January 1, 2019	147	$—	120,270	$54	$(88,038)	$(496)	41,685	$(37,797)	$(126,277)	$14,581
Remeasurement of options for redeemable shares	—	—	—	—	(607)	—	—	—	(607)	607
Distributions declared	—	—	—	—	(5,255)	—	—	—	(5,255)	—
Foreign currency translation adjustments and revaluations	—	—	—	—	—	21	—	—	21	—
Net income	—	—	—	—	7,325	—	—	—	7,325	—

Balance, March 31, 2019	147	—	120,270	54	(86,575)	(475)	41,685	(37,797)	(124,793)	15,188
Remeasurement of options for redeemable shares	—	—	—	—	424	—	—	—	424	(424)
Exercise of stock options, net	—	—	225	—	(116)	—	—	—	(116)	—
Distributions declared	—	—	—	—	(6,105)	—	—	—	(6,105)	—
Foreign currency translation adjustments and revaluations	—	—	—	—	—	(23)	—	—	(23)	—
Net income	—	—	—	—	7,122	—	—	—	7,122	—
Balance, June 30, 2019	147	$—	120,495	$54	$(85,250)	$(498)	41,685	$(37,797)	$(123,491)	$14,764

Balance, January 1, 2020	147	$—	120,270	$54	$(90,701)	$(491)	41,910	$(38,638)	$(129,776)	$17,344
Remeasurement of options for redeemable shares	—	—	—	—	(15,242)	—	—	—	(15,242)	15,242
Distributions declared	—	—	—	—	(4,010)	—	—	—	(4,010)	—
Foreign currency translation adjustments and revaluations	—	—	—	—	—	(2,998)	—	—	(2,998)	—
Net loss	—	—	—	—	(29,064)	—	—	—	(29,064)	—

Balance, March 31, 2020	147	—	120,270	54	(139,017)	(3,489)	41,910	(38,638)	(181,090)	32,586
Remeasurement of options for redeemable shares	—	—	—	—	(14,637)	—	—	—	(14,637)	14,637
Exercise of stock options, net	—	—	173	—	53	—	—	—	53	—
Distributions declared	—	—	—	—	(123,185)	—	—	—	(123,185)	—
Foreign currency translation adjustments and revaluations	—	—	—	—	—	(276)	—	—	(276)	—
Net loss	—	—	—	—	(29,075)	—	—	—	(29,075)	—
Balance, June 30, 2020	147	$—	120,443	$54	$(305,861)	$(3,765)	41,910	$(38,638)	$(348,210)	$47,223

(*) The number of shares of common stock and treasury stock have been retrospectively restated to reflect the three-for-one forward stock split which was effective July 28, 2020. See Note 13.

The accompanying notes are an integral part of these consolidated financial statements.

Vertex, Inc.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2020 (unaudited)

(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(58,139)	$14,447
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,416	12,154
Provision for subscription cancellations and non-renewals	154	(682)
Amortization of deferred financing costs	428	133
Stock-based compensation expense	76,596	2,620
Other	14	44
Changes in operating assets and liabilities:
Accounts receivable	7,093	14,626
Advances to stockholders	53	79
Prepaid expenses and other current assets	(1,717)	(1,583)
Deferred commissions	807	71
Accounts payable	2,911	(767)
Accrued expenses	(1,481)	445
Accrued and deferred compensation	(10,804)	(9,084)
Deferred revenue	(7,353)	647
Other	(3,222)	590

Net cash provided by operating activities	20,756	32,850
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(12,318)	—
Property and equipment additions	(10,565)	(8,271)
Capitalized software additions	(7,264)	(8,101)

Net cash used in investing activities	(30,147)	(16,372)
Cash flows from financing activities:
Net increase in customer funds obligations	2,622	702
Proceeds from line of credit	12,500	—
Principal payments on line of credit	(12,500)	—
Proceeds from long-term debt	175,000	—
Principal payments on long-term debt	(51,009)	(3,112)
Payments for deferred financing costs	(2,904)	—
Proceeds from exercise of stock options	52	68
Distributions to stockholders	(140,378)	(22,252)

Net cash used in financing activities	(16,617)	(24,594)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(204)	(2)
Net decrease in cash, cash equivalents and restricted cash	(26,212)	(8,118)
Cash, cash equivalents and restricted cash, beginning of period	83,495	59,174
Cash, cash equivalents and restricted cash, end of period	$57,283	$51,056

Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$47,295	$47,018
Restricted cash—funds held for customers	9,988	4,038

Total cash, cash equivalents and restricted cash, end of period	$57,283	$51,056

The accompanying notes are an integral part of these consolidated financial statements.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

(Amounts in thousands, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Vertex, Inc. (“Vertex”) and its direct and indirect wholly-owned subsidiaries (collectively, the “Company”) operate as solutions providers of state, local and value added tax calculation, compliance and analytics, offering software products which are sold through software license and software as a service (“cloud”) subscriptions. The Company also provides implementation and training services in connection with its software license and cloud subscriptions, transaction tax returns outsourcing, and other tax-related services. The Company sells to customers located throughout the United States of America (“U.S.”) and internationally.

Effective January 7, 2020, the Company acquired a 60% controlling interest in Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software. Systax is considered a Variable Interest Entity (“VIE”) and its accounts have been included in the consolidated financial statements from the acquisition date. Systax was determined to be a VIE as the Company is the primary beneficiary of the equity interests in Systax and participates significantly in the variability in the fair value of Systax’s net assets. Although the Company does not have full decision-making authority as it is shared with the minority interest owners, as the minority interest owners are considered a related party, the Company is considered the most closely associated party to Systax and is required to consolidate. Systax’s assets may only be used to settle its own obligations and this will continue until such time as the Company owns 100% of the VIE. As of June 30, 2020, the net assets of Systax were $19,555 (unaudited). The Company is at risk to the extent of its current 60% ownership of Systax, which risk will increase over time in proportion to increases in percentage ownership as the Company exercises its future share purchase commitment through 2024. See Note 2.

Registration of Company Stock

The Company’s Registration Statement on Form S-1 (the “S-1”) with the Securities and Exchange Commission (“SEC”) was declared effective on July 28, 2020, resulting in newly issued Class A common stock being registered and available for trading on the NASDAQ exchange (the “Offering”). Refer to Note 13 for further description of the impacts of this and other events which occurred in connection with the Offering.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for interim financial information and include the accounts of the Company. All intercompany transactions have been eliminated in consolidation. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2019 included in the Company’s final prospectus dated July 28, 2020 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, (the “Securities Act”), on July 30, 2020 (the “Prospectus”). The accompanying interim condensed consolidated balance sheet as of June 30, 2020, the interim condensed consolidated statements of comprehensive income (loss) and changes in equity for the three and six months ended June 30, 2020 and 2019, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the consolidated financial statements. The operating results for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results expected for the full year periods ending December 31, 2020 and 2019, respectively.

Segments

The Company operates its business as one operating segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level. For the three and six months ended June 30, 2020 and 2019, approximately 3% of the Company’s revenues were generated outside of the United States in each respective period. As of December 31, 2019, none of the Company’s long-lived assets were held outside of the U.S. As of June 30, 2020, 18%, or $19,471, of the Company’s long-lived assets were held outside of the U.S. (unaudited) and consists primarily of goodwill of $19,355 (unaudited) at June 30, 2020 related to the acquisition of the controlling interest in Systax, which is located in Brazil. See Note 2.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, funds held for customers, accounts receivable, accounts payable, accrued expenses and debt approximate their related fair values.

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses during the reporting period. Significant estimates used in preparing these consolidated financial statements include: (i) the estimated allowance for subscription cancellations, (ii) the reserve for self-insurance, (iii) assumptions related to achievement of technological feasibility for software developed for sale, (iv) product life cycles, (v) estimated useful lives and potential impairment of long-lived assets, intangible assets and goodwill, (vi) determination of the fair value of tangible and intangible assets acquired, liabilities assumed and consideration transferred in an acquisition, (vii) amortization period of material rights and deferred commissions (viii) valuation for the Company’s stock used for stock-based compensation, and (ix) the potential outcome of future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity date of three months or less to be cash equivalents.

Funds Held for Customers

Funds held for customers in the consolidated balance sheets represents customer funds advanced for transaction tax returns outsourcing. Funds held for customers are restricted for the sole purpose of remitting such funds to satisfy obligations on behalf of such customers and are deposited at FDIC-insured institutions. Customer funds obligations are included in current liabilities in the consolidated balance sheets, as the obligations are expected to be settled within one year.

Property and Equipment

Property and equipment are stated at cost or fair value when acquired in a business combination and presented net of accumulated depreciation. Normal maintenance and repairs are charged to expense, while major renewals and betterments are capitalized. Assets under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets and are depreciated over the shorter of the asset’s useful life or lease term. Depreciation and amortization are computed straight-line over the estimated useful lives of the assets, as follows:

Leasehold improvements	1 - 12 years
Equipment	3 - 10 years
Computer software	3 - 7 years
Internal-use software developed	3 - 5 years
Furniture and fixtures	7 - 10 years
Automobiles	5 years

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

Software Development Costs

Internal-Use Software

The Company follows Accounting Standard Codification (“ASC”) 350-40, Goodwill and Other, Internal-Use Software, to account for development costs incurred for the costs of computer software developed or obtained for internal use. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Capitalized internal-use software costs are primarily comprised of direct labor, related expenses and initial software licenses. ASC 350-40 includes specific guidance on costs not to be capitalized, such as overhead, general and administrative and training costs. Internal-use software includes software utilized for cloud-based solutions as well as software for internal systems and tools. Costs are capitalized once the project is defined, funding is committed and it is confirmed the software will be used for its intended purpose. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. Internal-use software is included in internal-use software developed in property and equipment in the consolidated balance sheets once available for its intended use and is depreciated over periods between 3 to 5 years. Depreciation expense for internal-use software utilized for cloud-based solutions and for software for internal systems and tools is included in cost of revenues, software subscriptions and depreciation expense, respectively, in the consolidated statements of comprehensive income (loss).

Software Developed for Sale

The costs incurred for the development of computer software to be sold, leased, or otherwise marketed are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed, when technological feasibility has been established. Technological feasibility generally occurs when all planning, design, coding and testing activities are completed that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The establishment of technological feasibility is an ongoing assessment of judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology. Capitalized software includes direct labor and related expenses for software development for new products and enhancements to existing products and acquired software.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods between 3 to 5 years. Unamortized capitalized software development costs determined to be in excess of the net realizable value of the product are expensed immediately.

Capitalized software costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies. At each balance sheet date, unamortized capitalized software costs are compared to the net realizable value of the related product. The carrying value of the related assets are written down to the net realizable value to the extent the unamortized capitalized costs exceed such value. The net realizable value is the estimated future gross revenues from the related product reduced by the estimated future costs of completing and disposing of such product, including the costs of providing related maintenance and customer support.

Assessment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets, including internal-use software, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Whenever such events or circumstances are present, an impairment loss equal to the excess of the asset carrying value over its fair value, if any, is recorded.

Business Combinations

Upon acquisition of a company, the Company determines if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, liabilities assumed, consideration transferred and amounts attributed to noncontrolling interests, are recorded at fair value. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired, liabilities assumed, consideration transferred, and amounts attributed to noncontrolling interests at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these amounts. The determination of the fair values is based on estimates and judgments made by management. The Company’s estimates of fair value are based upon assumptions it believes to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments to these values as of the acquisition date are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired, liabilities assumed, consideration transferred and noncontrolling interests is received, and is not to exceed one year from the acquisition date (the “Measurement Period”). Thus the Company may record adjustments to the fair value of these tangible and intangible assets acquired, liabilities assumed, consideration transferred and noncontrolling interests, with the corresponding offset to goodwill during this Measurement Period. Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided the Company is within the Measurement Period with any adjustments to amortization of new or previously recorded identifiable intangibles being recorded to the consolidated statements of comprehensive income (loss) in the period in which they arise. In addition, if outside of the Measurement Period, any subsequent adjustments to the acquisition date fair values are recorded to the consolidated statements of comprehensive income (loss) in the period in which they arise.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. The Company evaluates goodwill for impairment annually at December 31 and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company has determined that its business comprises one reporting unit. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, in which case a quantitative impairment test is not required.

The quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. An impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the fair value up to the amount of goodwill allocated to the reporting unit. Income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit are considered when measuring the goodwill impairment loss, if applicable.

Deferred Financing Costs

The Company capitalizes costs related to obtaining, renewing or extending loan agreements and amortizes these costs on a straight-line basis, which approximates the interest method, over the life of the loan. Deferred financing costs related to outstanding borrowings under bank debt are reflected as a reduction of current portion of long-term debt and long-term debt, net of current portion. Deferred financing costs related to undrawn debt are reflected in deposits and other assets in the consolidated balance sheets in accordance with ASC 835-30, Interest—Imputation of Interest.

Accounting for Stock-Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation, for the award of equity-based instruments. The provisions of ASC 718 require a company to measure the fair value of stock-based compensation as of the grant date of the award. The Company has stock options and stock appreciation rights (“SAR(s)”) (collectively, the “awards”) outstanding that are subject to guidance set forth in ASC 718. The Company’s Board of Directors (the “Board”) intends all awards granted to be exercisable at a price per share not less than the per share fair value of the Company’s common stock underlying such awards on the date of grant. Stock-based compensation expense reflects the cost of employee services received in exchange for the awards.

SARs are accounted for as liabilities under ASC 718 and, as such, the Company recognizes stock-based compensation expense by remeasuring the SARs at the end of each reporting period and accruing the portion of the requisite service rendered at that date. As a nonpublic entity for all periods presented, the Company elected to measure SARs based on their intrinsic values. Management measures the intrinsic value of the SARs as the difference between the fair value of the Company’s Class B common stock less the grant date fair value of the underlying shares as this is the value the SAR participant can derive from exercise of the SAR award. The fair value of the Company’s common stock is determined periodically by the Board with the assistance of management and a third-party valuation firm. Management continued to record changes in the intrinsic value of the SARs in 2020 up to the date on which the Company became a public entity. Upon becoming a public entity and up to the effective date of the Offering, Management will remeasure SARs using the fair value-based method under ASC 718. See Note 13 for discussion of the impact of the resulting change in accounting policy. Outstanding SARs are included in deferred compensation, current and deferred compensation, net of current portion in the consolidated balance sheets.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

Due to the option holders having the right to require the Company to repurchase shares issued in connection with option exercises after six months of share issuance, the options are classified as temporary equity and reflected in options for redeemable shares on the consolidated balance sheets at their redemption value, which equals the options’ intrinsic value, as of the end of each balance sheet measurement period. Changes as a result of remeasurement of the redemption value of options for redeemable shares are recorded as adjustments to accumulated deficit. The options were exchanged for new options in connection with the Offering. See Note 7.

The fair value of the common stock underlying the awards is determined by the Board with assistance from management and an independent third-party valuation firm. The determination of value uses the market and income approaches, with an adjustment for marketability discount pertinent to private company entities in arriving at the per share fair value (the “valuation methodology”). Under the market approach, the guideline public company method is used, which estimates the fair value of the Company based on market prices of stock of guideline public companies. The income approach involves projecting the future benefits of owning an asset and estimating the present value of those future benefits by discounting them based upon the time value of money and the investment risks associated with ownership. At the end of 2019, due to the consideration by the Board of pursuing the Offering, the valuation methodology began to consider the impact of such an event on the value of the Company’s common stock underlying the awards. As the Company approached the Offering effective date, this resulted in increases in the intrinsic value of the awards which resulted in corresponding increases to compensation expense for the three and six months ended June 30, 2020 which exceed historical results. See Note 10. Management expects the SAR value increases to continue and to exceed historical results. See Note 13.

Operating Leases and Deferred Rent

Rent expense for operating leases is recognized on a straight-line basis over the period of the related lease. For lease agreements that include future specific rent increases, rent concessions and/or tenant improvement allowances, the difference between the rent payments and the straight-line rent expense is included in deferred rent liability in the consolidated balance sheets.

Self-insurance

The Company is self-insured for the majority of its health insurance costs, including medical claims subject to certain stop-loss provisions. Management periodically reviews the adequacy of the Company’s stop-loss insurance coverage. The Company records an estimate of claims incurred but not reported, based on management’s judgment and historical experience. Self-insurance accruals are $1,473 and $1,980 at December 31, 2019 and June 30, 2020 (unaudited), respectively, and are reflected in accrued salaries and benefits in the consolidated balance sheets. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Revenue Recognition

Revenue from contracts with customers

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, (“ASC 606”). Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct, and accounted for as separate performance obligations. Revenue is recognized net of allowance for subscription and non-renewal cancellations and any taxes collected from customers, which are subsequently remitted to governmental authorities.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

Nature of goods and services

Licenses for on-premise software subscriptions provide the customer with a right to use the software as it exists when made available to the customer. Customers purchase a subscription to these licenses, which includes the related software and tax content updates (collectively “updates”) and product support. The updates and support, which are part of the subscription agreement, are essential to the continued utility of the software; therefore, the Company has determined the software and the related updates and support to be a single performance obligation. Accordingly, when on-premise software is licensed, the revenue associated with this combined performance obligation is recognized ratably over the license term as these subscriptions are provided for the duration of the license term. Revenue recognition begins on the later of the beginning of the subscription period or the date the software is made available to the customer to download. The Company’s on-premise software subscription prices in the initial subscription year are higher than standard renewal prices. The excess initial year price over the renewal price (“new sale premium”) is a material right that provides customers with the right to this reduced renewal price. The Company recognizes revenue associated with this material right over the estimated period of benefit to the customer, which is generally three years.

Cloud-based subscriptions allow customers to use Company-hosted software over the contract period without taking possession of the software. The cloud-based offerings also include related updates and support. Cloud-based contracts consistently provide a benefit to the customer during the subscription period, thus the associated revenue is recognized ratably over the related subscription period. Revenue recognition begins on the later of the beginning of the subscription period or the date the customer is provided access to the cloud-based solutions.

Revenue from deliverable-based services is recognized as services are delivered. Revenue from fixed fee services is recognized as services are performed using the percentage of completion input method.

The Company has elected the “right to invoice” practical expedient for revenue related to services that are billed on an hourly basis, which enables revenue to be recognized as the services are performed.

The Company has determined that the methods applied to measuring its progress toward complete satisfaction of performance obligations recognized over time are a faithful depiction of the transfer of control of software subscriptions and services to customers.

Significant Judgments

Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Identification of the amortization periods of material rights and contract costs requires significant judgement by management.

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Sources of revenue:
Software subscriptions	$77,306	$67,267	$153,066	$131,651
Services	13,965	11,108	27,450	21,338
Total revenue	$91,271	$78,375	$180,516	$152,989

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $7,515 and $7,669 at December 31, 2019 and June 30, 2020 (unaudited), respectively. The allowance is based on management’s assessment of uncollectible accounts on a specific identification basis, with the estimate of potential cancellations being determined based on management’s review of historical cancellation rates.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the year ended December 31,	For the six months ended June 30,
	2019	2020
		(unaudited)
Balance, beginning of period	$62,235	$70,367
Balance, end of period	70,367	63,739
Increase (decrease), net	$8,132	$(6,628)

A contract liability is recorded as deferred revenue on the consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period or over the amortization period of material rights. Deferred revenue is reflected net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $5,614 and $5,335 at December 31, 2019 and June 30, 2020 (unaudited), respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended June 30, 2020
	(unaudited)
	Balance	Net Change
Allowance balance. April 1	$(7,476)
Allowance balance, June 30	(7,669)
Change in allowance		$193
Deferred allowance balance, April 1	5,118
Deferred allowance balance, June 30	5,335
Change in deferred allowance		(217)
Net amount charged to revenue		$(24)

	For the three months ended June 30, 2019
	(unaudited)
	Balance	Net Change
Allowance balance. April 1	$(4,703)
Allowance balance, June 30	(4,845)
Change in allowance		$142
Deferred allowance balance, April 1	3,901
Deferred allowance balance, June 30	3,719
Change in deferred allowance		182
Net amount charged to revenue		$324

	For the six months ended June 30, 2020
	(unaudited)
	Balance	Net Change
Allowance balance. January 1	$(7,515)
Allowance balance, June 30	(7,669)
Change in allowance		$154
Deferred allowance balance, January 1	5,614
Deferred allowance balance, June 30	5,335
Change in deferred allowance		279
Net amount charged to revenue		$433

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

	For the six months ended June 30, 2019
	(unaudited)
	Balance	Net Change
Allowance balance. January 1	$(5,527)
Allowance balance, June 30	(4,845)
Change in allowance		$(682)
Deferred allowance balance, January 1	4,858
Deferred allowance balance, June 30	3,719
Change in deferred allowance		1,139
Net amount charged to revenue		$457

The table provides information about the balances of and changes to deferred revenue for the following periods:

	As of December 31, 2019	As of June 30, 2020
		(unaudited)
Deferred revenue, current	$191,745	$187,041
Deferred revenue, non-current	14,046	11,396
Total	$205,791	$198,437

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(unaudited)
Changes to deferred revenue:
Beginning balance	$201,484	$181,957	$205,791	$178,703
Additional amounts deferred	88,224	75,769	173,162	153,637
Revenue recognized	(91,271)	(78,375)	(180,516)	(152,989)
Ending balance	$198,437	$179,351	$198,437	$179,351

Contract costs

Deferred sales commissions earned by the Company’s sales force and certain sales incentive programs and vendor referral agreements are considered incremental and recoverable costs of obtaining a contract with a customer. An asset is recognized for these incremental contract costs and reflected as deferred commissions in the consolidated balance sheets. These contract costs are amortized on a straight-line basis over a period consistent with the transfer of the associated product and services to the customer, which is generally three years. Amortization of these costs are included in selling and marketing expense in the consolidated statements of comprehensive income (loss). The Company periodically reviews these contract assets to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these assets. There were no impairment losses recorded for the periods presented.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

The table provides information about the changes to contract cost balances as of and for the following periods:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(unaudited)
Deferred commissions:
Beginning balance	$10,563	$8,239	$11,196	$8,830
Additions	1,630	1,605	2,694	3,066
Amortization	(1,803)	(1,084)	(3,500)	(3,136)
Ending balance	$10,390	$8,760	$10,390	$8,760

Payment terms

Payment terms and conditions vary by contract, although the Company’s terms generally include a requirement of payment within 30 days. In instances where the timing of revenue recognition differs from the timing of payment, the Company has determined that its contracts do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing products and services, not to receive financing from customers or to provide customers with financing.

Cost of Revenues

Cost of revenues, software subscriptions includes the direct cost to develop, host and distribute software products, the direct cost to provide customer support, and amortization of costs capitalized for software developed for sale and for internal-use software utilized for cloud-based subscriptions. Cost of revenues, services includes the direct costs of implementation, training, transaction tax returns outsourcing and other tax-related services.

Reimbursable Costs

Reimbursable costs passed through and invoiced to customers of the Company are recorded as services revenues with the associated expenses recorded as cost of revenues, services in the consolidated statements of comprehensive income (loss).

Research and Development

Research and development costs consist primarily of personnel and related expenses for research and development activities including salaries, benefits and other compensation. Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development, and are included in the consolidated statements of comprehensive income (loss).

Foreign Currency

The Company transacts business in various foreign currencies. Management has concluded that the local country’s currency is the functional currency of its foreign operations. Consequently, operating activities outside the U.S. are translated into U.S. Dollars using average exchange rates, while assets and liabilities of operations outside the U.S. are translated into U.S. Dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in stockholders’ deficit as a component of accumulated other comprehensive loss in the consolidated balance sheets. Related periodic movements in exchange rates are included in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss).

Income Taxes

Vertex is taxed as an S-corporation for U.S. federal income tax purposes and for most states. As a result, net income or loss is allocated to the stockholders and is included on their individual income tax returns. In certain states, Vertex is taxed at the corporate level. Accordingly, the income tax provision or benefit is based on taxable income allocated to these states. In certain foreign jurisdictions, Vertex subsidiaries are taxed at the corporate level. Similar to states, the income tax provision or benefit is based on taxable income sourced to these foreign jurisdictions.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

Certain direct and indirect wholly-owned subsidiaries are treated as disregarded entities for U.S. federal income tax purposes and most states under the Internal Revenue Service (“IRS”) “check-the-box” regulations. The income and loss from these disregarded entities are reported on the Company’s U.S. federal and most state income tax returns in addition to being reported on a foreign jurisdiction tax return if a foreign subsidiary. Other foreign subsidiaries in which we own greater than 50% of the equity by measure of vote or value are treated as controlled foreign companies (“CFCs”) for U.S. federal income tax purposes and most states under the IRS foreign tax regulations. The income and loss from these entities is reported on the Company’s U.S. federal and some state income tax returns when the foreign earnings are repatriated or deemed to be repatriated to the U.S.

The Company records deferred income taxes using the liability method. The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company’s consolidated financial statements and tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The effects of future changes in tax laws or rates are not anticipated.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two step process whereby: (i) management determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (ii) for those tax positions that meet the more likely than not recognition threshold, management recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The impact as a result of the application of ASC 740 is reflected in the consolidated financial statements.

On July 27, 2020, the S corporation election was terminated by the Company’s stockholders in connection with the Offering. See Note 13.

Total Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are recorded as elements of stockholders’ deficit but are excluded from net income. Other comprehensive income (loss) is comprised of foreign currency translation adjustments and revaluations.

Earnings Per Share

The Company calculates basic and diluted net income per share attributable to common stockholders using the treasury stock method. The Company has Class A voting common stock (“Class A common stock”) and Class B non-voting common stock (“Class B common stock”) outstanding. Neither class of stock has any liquidity or dividend preferences and are both considered to be participating securities. The diluted net income per share attributable to common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock are considered common stock equivalents.

Unaudited Pro Forma Income Taxes

Effective July 27, 2020, the Company converted to and will be taxed as a C corporation for U.S. income tax purposes (see Note 13). Accordingly, a pro forma income tax provision has been disclosed as if the Company was a taxable corporation for the three and six months ended June 30, 2020. The Company has computed pro forma entity level income tax expense using an estimated effective tax rate of approximately 25% for these periods, inclusive of all applicable U.S. federal, state, local and foreign income taxes.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

Unaudited Pro Forma Earnings Per Share

The Company has presented pro forma earnings per share for the three and six months ended June 30, 2020 to reflect the pro forma adjustment to income taxes resulting from the conversion to a C corporation effective July 27, 2020. See Note 13.

	For the three months ended June 30,	For the six months ended June 30,
Class A common stock:	2020	2020
	(unaudited)
Numerator:
Pro forma net loss attributable to all stockholders	$(22,455)	$(43,979)
Class A stock as a percentage of total shares outstanding	0.12%	0.12%
Pro forma net loss attributable to Class A stockholders	$(28)	$(54)

Denominator:
Weighted-average Class A stock outstanding—basic and diluted	147	147

Pro forma net loss per Class A share, basic and diluted	$(0.19)	$(0.37)

	For the three months ended June 30,	For the six months ended June 30,
Class B common stock:	2020	2020
	(unaudited)
Numerator:
Pro forma net loss attributable to all stockholders	$(22,455)	$(43,979)
Class B stock as a percentage of total shares outstanding	99.88%	99.88%
Pro forma net loss attributable to Class B stockholders	$(22,427)	$(43,925)

Denominator:
Weighted-average Class B stock outstanding—basic and diluted	120,402	120,336

Pro forma net loss per Class B share, basic and diluted	$(0.19)	$(0.37)

Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures are as follows for the respective periods:

	For the six months ended June 30,
	2020	2019
	(unaudited)
Cash paid for:
Interest	$1,360	$946
Income taxes	$490	$471

Non-cash investing and financing activities:
Exercised options exchanged in lieu of income taxes	$-	$184
Acquisition purchase commitment liability	$14,344	$-
Equipment acquired through capital leases	$-	$1,904
Remeasurement of options for redeemable shares	$29,879	$183

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

Recently Issued Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act (the “JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to delay adoption of certain new or revised accounting standards. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

In February 2016, the FASB issued ASU No. 2016-02, Leases. This standard amends several of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset, and a corresponding lease liability, measured at the present value of the future minimum lease payments. The standard is effective for public entities for fiscal years and interim periods beginning after December 15, 2018, and after December 15, 2020 for all other companies, with early adoption permitted. The Company intends to adopt this standard effective January 1, 2021 using the modified retrospective transition method and therefore will not restate comparative periods. The Company expects to elect the “package of three” practical expedients permitted under the transition guidance, which allows (i) a carry forward of the historical lease classification conclusions, (ii) management’s assessment on whether a contract is or contains a lease, and (iii) the initial direct costs for any leases that exist prior to adoption of the new standard. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements. While the Company has not yet quantified the impact, resulting adjustments are expected to materially increase total assets and total liabilities relative to such amounts reported prior to adoption, but not have a material impact on the consolidated statements of comprehensive income (loss) or consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”) which replaces the existing incurred loss impairment model with an expected credit loss model and requires financial assets, including trade receivables, to be measured at amortized cost to be presented at the net amount expected to be collected. ASU 2016-13 is effective for annual periods, and interim periods within those years, beginning after December 15, 2019, for business entities that are public and meet the definition of an SEC filer (excluding smaller reporting companies), and after December 15, 2022 for all other entities. The Company has elected to delay adoption of this guidance until January 1, 2021. The implementation of ASC 2016-13 is not expected to have a material impact on the Company’s financial position.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, (“ASU 2017-04”) to eliminate step two of the goodwill impairment test requiring a hypothetical purchase price allocation. Goodwill impairment, if any, is determined by comparing the reporting unit’s fair value to its carrying value. An impairment loss is recognized in an amount equal to the excess of the reporting unit’s carrying value over its fair value, up to the amount of goodwill allocated to the reporting unit. In addition, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual periods, and interim periods within those years, beginning after December 15, 2019, for business entities that are public and meet the definition of an SEC filer (excluding smaller reporting companies), and after December 15, 2022 for all other entities. The Company has adopted this guidance effective as of January 1, 2020.

In December 2019, the FASB issued ASU Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which simplifies the accounting for income taxes. The guidance in ASU 2019-12 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, for business entities that are public, and after December 15, 2021, including interim periods within those annual periods for all other entities, with early adoption permitted. The Company will adopt this guidance on January 1, 2021. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

Risks and Uncertainties

In December 2019, a novel strain of coronavirus (“COVID-19”) appeared. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. To protect the health and well-being of Company employees and customers, substantial modifications were made to employee travel policies, our offices were closed and employees advised to work from home, and conferences and other marketing events were cancelled or shifted to virtual-only. The COVID-19 pandemic has impacted and may continue to impact Company operations, including employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time.

The Company did not experience any significant reductions in sales, revenues or collections through June 30, 2020 as a result of COVID-19. The uncertainty caused by the COVID-19 pandemic could, however, impact Company billings to new customers for the remainder of 2020, and may also negatively impact Company efforts to expand revenues from existing customers as they continue to evaluate certain long-term projects and budget constraints. In addition to the potential impact on sales, the Company may see delays in collections over the coming months. However, these delays are not expected to materially impact the business, and thus the Company has not recorded an additional allowance for doubtful accounts in connection with any delays. The Company believes it has ample liquidity and capital resources to continue to meet its operating needs, and to service debt and other financial obligations.

The extent to which the COVID-19 pandemic impacts the business going forward will depend on numerous evolving factors that cannot reliably be predicted, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business and government spending on technology as well as customers’ ability to pay for Company products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including estimated allowance for subscription cancellations, product life cycles and estimated lives of long lived assets.

2.	ACQUISITION

On January 7, 2020, the Company acquired a 60% controlling interest in Systax, a provider of Brazilian transaction tax content and software. Cash consideration for the purchase was $12,374 and was funded through borrowings under the revolving line of credit (the “Line of Credit”). This acquisition provides the Company with full access to a sizeable database of Brazilian tax content that is critical to supporting its global multi-national customers’ business expansion into Brazil. The Company has a contractual purchase commitment to acquire the remaining 40% equity interest from the original Systax Quota holders incrementally between 2021 through 2024. Future purchase commitment payments for these incremental acquisition amounts are based on a multiple of Systax revenue and earnings before interest, depreciation, amortization and income taxes (“EBITDA”) performance at the end of 2020, 2022 and 2023, whereby the Company will have full ownership after the final payment in 2024. Management has determined these future purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. The Purchase Commitment Liability is estimated to be $14,344 at the acquisition date based on information currently available. This amount is reflected in future acquisition commitment in the consolidated balance sheet at June 30, 2020, and any adjustments to the acquisition date fair value of this commitment will be adjusted to goodwill during the Measurement Period. Adjustments to the settlement date value that arise as a result of remeasurement at future balance sheet dates will be recorded as interest expense in the consolidated statements of comprehensive income (loss) in the period the change is identified.

The acquisition was accounted for as a business combination and the total preliminary purchase price was allocated to the net tangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess being recorded as goodwill. The net tangible assets acquired and liabilities assumed were valued at their respective carrying amounts as of the acquisition date pending the receipt of additional information during the Measurement Period. The contractual value of accounts receivable was $867 at acquisition date. The excess of the purchase consideration over the net tangible assets is recorded as goodwill and primarily reflects the value of the tax content database, the assembled workforce and expected future synergies. Goodwill is deductible for tax purposes. The preliminary values recorded will be adjusted during the Measurement Period as more detailed analyses are performed and further information becomes available regarding the fair values of these amounts as of the acquisition date. Any such adjustments may be material. Subsequent adjustments to these values not associated with determination of their fair values on the acquisition date would be recorded in the consolidated statements of comprehensive income (loss) in the period the change is identified.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

The following table presents the preliminary purchase price allocation recorded in the Company’s consolidated balance sheet as of the acquisition date (unaudited):

Net Assets and Assumed Liabilities	Initial Purchase Price Allocation
(unaudited)
(in thousands)
Cash and cash equivalents	$56
Accounts receivable	867
Property and equipment	48
Other assets	18
Goodwill	26,124
Accounts payable and accrued expenses	(228)
Accrued compensation	(162)
Other liabilities	(5)
Total consideration at acquisition date	$26,718

The Company has included the financial results of Systax in the consolidated statement of comprehensive income (loss) from the date of acquisition in accordance with ASC 810 due to the Company having a controlling financial interest in Systax. Systax revenue and net loss for the three months ended June 30, 2020 (unaudited) reflected in the consolidated statement of comprehensive income (loss), after elimination of intercompany activity, were $944 and ($25), respectively. Systax revenue and net loss for the six months ended June 30, 2020 (unaudited) reflected in the consolidated statement of comprehensive income (loss), after elimination of intercompany activity, were $2,087 and ($281), respectively. As the Systax acquisition did not have a material impact on the Company’s reported revenue or net loss for the three and six months ended June 30, 2020, pro forma financial information has not been presented. The transaction costs associated with the acquisition were approximately $504 and were recorded in general and administrative expense in the year ending December 31, 2019.

3.	PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of December 31,	As of June 30,
	2019	2020
		(unaudited)
Leasehold improvements	$20,887	$21,028
Equipment	40,598	40,698
Computer software acquired	11,232	11,269
Internal-use software developed
Cloud-based services	51,442	54,689
Internal systems and tools	23,957	24,584
Furniture and fixtures	7,451	7,505
Automobiles	27	60
In-process internal-use software	809	5,587
	156,403	165,420
Less accumulated depreciation	(101,676)	(109,763)
Property and equipment, net	$54,727	$55,657

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

Depreciation expense for property and equipment, excluding all internal-use software and capital leases, was $1,773 and $1,371 for the three months ended June 30, 2020 and 2019 (unaudited), respectively, and $3,948 and $2,788 for the six months ended June 30, 2020 and 2019 (unaudited), respectively. Depreciation for property and equipment, excluding all internal-use software, is reflected in depreciation and amortization in the consolidated statements of comprehensive income (loss).

Assets under capital leases of $1,455 and $1,120, net of accumulated depreciation of $627 and $962, at December 31, 2019 and June 30, 2020 (unaudited), respectively, are included in property and equipment in the consolidated balance sheets. Depreciation expense for assets held under capital leases was $167 and $167 for the three months ended June 30, 2020 and 2019 (unaudited), respectively, and $335 and $229 for the six months ended June 30, 2020 and 2019 (unaudited), respectively. Depreciation expense for assets held under capital leases is included in depreciation and amortization expense in the consolidated statements of comprehensive income (loss).

The major components of internal-use software are as follows:

	As of December 31,	As of June 30,
	2019	2020
		(unaudited)
Internal-use software developed	$75,399	$79,273
Less accumulated depreciation	(53,852)	(59,051)
	21,547	20,222
In-process internal-use software	809	5,587
Internal-use software developed, net	$22,356	$25,809

Amounts capitalized for internal-use software and included in property and equipment additions on the consolidated statements of cash flows are as follows:

	For the six months ended June 30,
	2020	2019
	(unaudited)
Cloud-based solutions	$7,731	$4,594
Internal systems and tools	939	1,622
Total	$8,670	$6,216

In-process internal-use software is not depreciated until it is available for its intended use. Depreciation expense for internal-use software used for cloud-based solutions for the three months ended June 30, 2020 and 2019 (unaudited) was $2,453 and $2,105, respectively, and $4,464 and $4,219 for the six months ended June 30, 2020 and 2019 (unaudited), respectively. Depreciation expense for internal-use software used for cloud-based solutions is included in cost of revenues, software subscriptions in the consolidated statements of comprehensive income (loss).

Depreciation expense for internal-use software utilized for internal systems and tools for the three months ended June 30, 2020 and 2019 (unaudited) was $565 and $634, respectively, and $1,091 and $1,200 for the six months ended June 30, 2020 and 2019 (unaudited), respectively. Depreciation expense for internal-use software utilized for internal systems and tools is included in depreciation and amortization in the consolidated statements of comprehensive income (loss).

Research and development costs associated with internal-use software were $240 and $211 for the three months ended June 30, 2020 and 2019 (unaudited), respectively, and $735 and $398 for the six months ended June 30, 2020 and 2019 (unaudited), respectively.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

4.	CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products. Software development costs capitalized for the three months ended June 30, 2020 and 2019 (unaudited) were $3,558 and $4,186, respectively, and $7,264 and $8,101 for the six months ended June 30, 2020 and 2019 (audited), respectively.

The major components of capitalized software are as follows:

	As of December 31,	As of June 30,
	2019	2020
		(unaudited)
Capitalized software	$47,862	$57,560
Less accumulated amortization	20,281	25,859
	27,581	31,701
In-process capitalized software	4,494	2,060
Capitalized software, net	$32,075	$33,761

Capitalized software amortization expense for the three months ended June 30, 2020 and 2019 was $3,022 and $1,903, respectively, and $5,578 and $3,718 for the six months ended June 30, 2020 and 2019, respectively, and is included in cost of revenues, software subscriptions in the consolidated statements of comprehensive income (loss).

5.	GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2020 are as follows:

2020
(unaudited)
Balance, January 1	$—
Acquisition of Systax, January	26,124
Foreign currency translation adjustment for the three months ended March 30	(5,893)
Foreign currency translation adjustment for the three months ended June 30	(876)
Balance, June 30	$19,355

6.	DEBT

New Credit Agreement (unaudited)

On March 31, 2020, the Company entered into a new credit agreement with a bank, which was subsequently amended on April 3, 2020 to permit another bank to be a party to the agreement, consisting of a $175,000 term loan (the “New Term Loan”) and a $100,000 committed line of credit (the “New Line of Credit”) (collectively, the “New Credit Agreement”). Absent the occurrence of a triggering event, such as an initial public offering which requires immediate repayment of the New Term Loan, the New Term Loan matures in March 2023 and requires quarterly principal payments of $4,375 starting October 1, 2020, with a balloon payment on the payoff date. The Company was required to distribute not less than $110,000 and not more than $125,000 to stockholders within 90 days of the closing date of the New Credit Agreement or such amount must be repaid to the lender. Net proceeds from the New Term Loan after payment of financing fees of $2,904 and repayment of aggregate amounts outstanding at March 31, 2020 under the previous credit agreement term loan and line of credit of $61,656, were used to fund a portion of the $123,000 distribution made to the stockholders on May 29, 2020, thus satisfying this requirement. The New Term Loan was repaid on July 31, 2020 upon funding of the Offering (see Note 13). The outstanding balance of the New Term Loan of $175,000 was classified as long-term debt, net of current portion in the consolidated balance sheet at June 30, 2020 due to this amount being repaid on July 31, 2020 with a portion of the proceeds from the Offering.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

The New Line of Credit matures in March 2025 and had no outstanding borrowings at closing. The Company has the option to select an applicable interest rate at either the bank base rate plus an applicable margin (the “New Base Rate Option”) or the LIBOR plus an applicable margin (the “New LIBOR Option”). The applicable margins are determined by certain financial covenant performance as defined in the New Credit Agreement. At June 30, 2020, the New Base Rate Option and New LIBOR Option were 3.75% and 2.50%, respectively. The New Credit Agreement is collateralized by certain assets of the Company. The New Credit Agreement contains financial and operating covenants. The Company was in compliance with these covenants at June 30, 2020.

Credit Agreement

At December 31, 2019, the Company had a credit agreement (the “Credit Agreement”) consisting of a term loan (the “Term Loan”) with an outstanding principal balance of $50,375 and a $40,000 committed line of credit (the “Line of Credit”) with no outstanding borrowings. The Company had the option to select an applicable interest rate at either the bank base rate plus an applicable margin (the “Base Rate Option”) or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (the “LIBOR Option”). The applicable margins were determined by certain financial covenant performance as defined in the Credit Agreement. At December 31, 2019, the Base Rate Option and LIBOR Option resulted in rates of 4.75% and 2.69%, respectively. The Credit Agreement was collateralized by certain assets of the Company. The Credit Agreement contained financial and operating covenants, which included limitations on the amount of dividends payable in a given period. The Company was in compliance with these covenants at December 31, 2019.

The Term Loan required quarterly principal payments over five years, with a balloon payment in November 2020. The interest rate on the Term Loan was 2.69% at December 31, 2019 as the Company selected the LIBOR Option. Term Loan outstanding amounts are reported in current portion of long-term debt and long-term debt, net of current portion, in the consolidated balance sheets. As a result of the Term Loan becoming due in November 2020, the balance outstanding of $50,375 was included in current portion of long-term debt on the consolidated balance sheet at December 31, 2019.

The Line of Credit was due to expire on November 1, 2020. The Company was required to pay a quarterly fee on the difference between the $40,000 maximum borrowings allowed under the Line of Credit and the unpaid principal balance outstanding under the line at an applicable rate. The applicable rate, determined by certain financial covenant performance as defined in the Credit Agreement, was 0.200%.

Unamortized deferred financing costs of $221 at December 31, 2019 are included as a reduction in current portion of long-term debt in the consolidated balance sheets. Amortization expense of deferred financing costs will be $221 in 2020 and will be included in interest expense in the consolidated statements of comprehensive income (loss).

Capital Leases

Capital lease obligations were $1,333 and $701 at December 31, 2019 and June 30, 2020 (unaudited), respectively, and are included in current portion of long-term debt and long-term debt, net of current portion in the consolidated balance sheets.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

7.	OPTIONS FOR REDEEMABLE SHARES

Prior to 2006, Vertex issued stock options under separate option agreements, not subject to an option plan, permitting certain key members of management and the Board to purchase shares of Class B common stock. At December 31, 2019 and June 30, 2020, 3,849 and 3,676 (unaudited) shares of Class B common stock, respectively, were reserved for issuance under these option agreements. The exercise price of the shares under these option agreements is equal to the fair value of the shares as of the grant date, as determined by the Board with assistance from management and an independent third-party valuation provider. No options have been issued since December 2005. All options are fully vested at December 31, 2019 and June 30, 2020.

The options are exercisable upon: (i) any time after the option holder is no longer an employee of the Company or a member of the Board; (ii) the Grantee’s death or disability; (iii) the occurrence of a Partial Triggering Event (as defined below); or (iv) the occurrence of a Triggering Event (as defined below). In addition, the option agreements provide employee option holders with the ability to exercise a portion of their options between April 15 and April 30 of each year based upon the fair value of the Class B common stock as of December 31 of the prior calendar year, provided that certain Company performance is achieved. At the election of the Company, the option agreements allow option holders to satisfy tax withholding obligations incurred in connection with the exercise by exchanging exercised options in lieu of payment of income taxes paid by the Company on their behalf. The fair value of exchanged exercised options is recorded as a reduction to stockholders’ deficit as part of the exercise of the related options, net of cash received.

Since these option agreements permit the option holders to put their exercised shares back to the Company for a price per share based upon the fair value of the Class B common stock determined six months after the holder exercised the options, they are classified as temporary equity and included in options for redeemable shares on the consolidated balance sheets. In addition, these option agreements permit the Company to call the shares based upon the fair value of the Class B common stock determined six months after the options were exercised. The Company has never exercised its right to call any shares issued from option exercises. In the event of the sale of at least 50% of the Company’s stock or all the assets of the Company (“Triggering Event”) in a single or multiple transactions, the option holders have the right to exercise their options and sell their related shares in connection with the transactions. Unexercised options expire after a Triggering Event. In the event of a sale of at least 25% of the Company’s assets to an unrelated third-party in a single or multiple transactions (“Partial Triggering Event”), the option holders have the right to exercise a portion of their options pro rata based on the sales price and sell their related shares in connection with the transaction. Unexercised options remaining after a Partial Triggering Event remain outstanding. In addition, in the event stockholders owning at least 51% of the outstanding stock of the Company (the “selling stockholders”) sell a portion of their stock to an unrelated third-party, the option holders have the right to exercise and sell an amount of options in the same proportion as the selling stockholders (a “tag-along right”). The option holders may also be required to exercise all their outstanding options and sell all related shares in the event the selling stockholders sell at least 51% of their ownership to an unrelated third-party (a “drag-along right”).

The table below reflects stock option activity for the following periods:

	Options	Intrinsic values	Per share range of option prices	Per share weighted average option prices
Outstanding at January 1, 2019	4,125	$14,581	$0.15—$0.71	$0.20
Exercised	(276)	$957	$0.15—$0.38	$0.25
Outstanding at December 31, 2019	3,849	$17,344	$0.15—$0.71	$0.19
Exercised (unaudited)	(173)	$759	$0.15—$0.38	$0.30
Outstanding at June 30, 2020 (unaudited)	3,676	$47,223	$0.15—$0.71	$0.19

Upon the effectiveness of the Offering on July 28, 2020 (see Note 13), outstanding options to purchase Class B common shares were exchanged for options to purchase an equivalent number of Class A shares at the same exercise price and vesting, subject to the terms of the 2020 Incentive Award Plan (the “2020 Plan”) except with respect to the expiration of the options which remain subject to the Trigger Event requirements of the original option agreements. The option holders’ ability to put the exercised option shares to the Company and the Company’s ability to call these shares expired as these shares are now eligible to sold on the NASDAQ exchange. As a result of the put right no longer being applicable, the options will no longer be considered temporary equity and will be reclassified to stockholders’ equity during the three months ended September 30, 2020.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

8.	STOCKHOLDERS’ DEFICIT

Common Stock

There are no dividend or liquidation preference differences between the Class A common stock or Class B common stock.

In April 2020, Vertex issued 173 shares of Class B common stock in connection with the exercise of stock options by option holders for cash of $53. In April 2019, Vertex issued 225 shares of Class B common stock in connection with the exercise of stock options by option holders for cash of $68, net of 51 shares that were immediately returned to Vertex upon exercise in lieu of payment of income taxes payable by the option holders of $184.

At December 31, 2019 and June 30, 2020, repurchased shares (“Treasury Stock”) aggregating 41,910 for each period are carried at cost and included in Treasury Stock in the consolidated balance sheets. Treasury Stock includes 41,757 shares of Class B common stock and 153 shares of Class A common stock for both years.

The Board declared distributions of $4,010 ($0.03 per share) and $123,185 ($1.02 per share) during the three months ended March 31 and June 30, 2020, respectively, pro rata to stockholders of the Class A and Class B common stock.

The Board declared distributions of $5,255 ($0.04 per share) and $6,105 ($0.05 per share) during the three months ended March 31 and June 30, 2019, respectively, pro rata to stockholders of the Class A and Class B common stock.

9.	EARNINGS PER SHARE

The table below illustrates the calculation of basic and diluted net income (loss) per common share for the Class A common stock and Class B common stock for the following periods:

	For the three months ended June 30,		For the six months ended June 30,
Class A common stock:	2020	2019	2020	2019
	(unaudited)
Numerator:
Net income (loss) attributable to all stockholders	$(29,075)	$7,122	$(58,139)	$14,447
Class A stock as a percentage of total shares outstanding	0.12%	0.12%	0.12%	0.12%
Net income (loss) attributable to Class A stockholders	$(35)	$9	$(70)	18

Denominator:
Weighted-average Class A stock outstanding—basic	147	147	147	147
Dilutive effect of stock equivalents	—	—	—	—
Weighted-average Class A stock outstanding—diluted	147	147	147	147

Net income (loss) per Class A share, basic and diluted	$(0.24)	$0.06	$(0.48)	0.12

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
Class B common stock:	2020	2019	2020	2019
	(unaudited)
Numerator:
Net income (loss) attributable to all stockholders	$(29,075)	$7,122	$(58,139)	$14,447
Class B stock as a percentage of total stock outstanding	99.88%	99.88%	99.88%	99.88%
Net income (loss) attributable to Class B stockholders	$(29,040)	$7,113	$(58,069)	$14,429

Denominator:
Weighted-average Class B stock outstanding—basic	120,402	120,443	120,336	120,357
Dilutive effect of stock equivalents	—	3,715	—	3,812
Weighted-average Class B stock outstanding—diluted	120,402	124,158	120,336	124,169

Net income (loss) per Class B share, basic	$(0.24)	$0.06	$(0.48)	$0.12

Net income (loss) per Class B share, diluted	$(0.24)	$0.06	$(0.48)	$0.12

10.	EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

401(k) Plan

The Company maintains a 401(k) plan that covers eligible employees subject to certain age and length of service requirements. The Company matches up to 3% of eligible compensation during the period in which an eligible participant contributes to the plan. Matching contributions were $965 and $779 for the three months ended June 30, 2020 and 2019 (unaudited), respectively, and $2,090 and $1,929 for the six months ended June 30, 2020 and 2019 (unaudited), respectively. In addition, a discretionary profit-sharing contribution of 3% of eligible compensation for eligible employees was approved and aggregated $3,363 for the year ended December 31, 2019 and is reflected in accrued salaries and benefits in the consolidated balance sheet. Accrued salaries and benefits includes $981 and $1,942 for the three and six months ended June 30, 2020 (unaudited), respectively, for an estimated discretionary profit-sharing contribution for 2020.

Long-Term Rewards Plan

The Company has a long-term rewards (“LTR”) plan for certain key employees which provides for compensation related to growth in certain financial measures over a three-year period (the “Reward Performance Period”), subject to achieving an annual minimum net income target (the “Net Income Target”) during each year of the Reward Performance Period. Each year, eligible LTR plan participants receive an individual target award opportunity (“Award Opportunity”) for a new three-year Reward Performance Period (i.e. target award grant made in 2018 is for years 2018 through 2020). For Reward Performance Periods prior to 2018, compensation earned for growth in the financial measures over each Reward Performance Period is paid in cash in the year following the end of the respective Reward Performance Period, assuming the Net Income Target was achieved for each year of the respective Reward Performance Period. Starting in 2018, the Net Income Target is only required to be achieved in the final year of the Reward Performance Period. Estimated compensation is recorded during each year of a Reward Performance Period (“accrued LTR Award Opportunities”).

Compensation expense included $799 and $493 for the three months ended June 30, 2020 and 2019 (unaudited), respectively, and $1,597 and $985 for the six months ended June 30, 2020 and 2019 (unaudited), respectively, for open Reward Performance Periods. Amounts paid to participants in 2020 for the Reward Performance Period starting in 2017 of $2,717 is reflected in deferred compensation, current in the consolidated balance sheet as of December 31, 2019. Amounts estimated to be paid in 2021 for performance through June 30, 2020 for the Reward Performance Period starting in 2018 of $1,707 (unaudited) is reflected in deferred compensation, current in the consolidated balance sheet as of June 30, 2020.The remaining balances of accrued LTR Award Opportunities for open Reward Performance Periods of $1,812 and $3,329 at December 31, 2019 and June 30, 2020 (unaudited) are reflected in deferred compensation, net of current portion, in the consolidated balance sheets.

SAR Plan

The Company has a SAR plan for the purpose of providing incentives to key members of management to contribute to the growth and financial success of the Company. SAR plan awards (“SAR Awards”) are represented as a fixed number of shares of Class B common stock (“SAR Units”). SAR Units outstanding aggregated 12,276 and 12,086 at December 31, 2019 and June 30, 2020 (unaudited), respectively. SAR Units are issued at the equivalent of the fair value of the equivalent number of shares of the Company’s Class B common stock on the grant date (“Base Value”), as determined by the Board with assistance from management and an independent third-party valuation provider, and compensation is based upon the appreciation of the SAR Units in excess of the Base Value over the service vesting period. SAR Awards are exercisable upon 50% vesting or upon the occurrence of a triggering event.

Vested SAR units are redeemed upon the occurrence of a triggering event. Triggering events include: (i) expiration of the term of the SAR; (ii) a change of control of the Company whereby stockholders holding at least 50% of the voting stock of the company sell their shares; (iii) a merger of the Company with an unrelated third-party; (iv) an initial public offering; and (v) death, disability or retirement of a SAR participant.

SAR participants are limited to exercising no more than 25% of their vested SAR Units in any given year. SAR Awards generally vest 50% and 100% after two years and five years, respectively, from the grant date, or as determined by the Board. Maximum contractual terms range from ten years to term of employment of the participant. SAR Awards are settled in cash only, not through the issuance of shares. SAR Award exercises are limited each year to the proportion of the vested SAR units to the total units outstanding multiplied by adjusted net cash from operating activities (the “Liquidity Pool”), which is defined as cash from operating activities less cash paid for property and equipment and capitalized software for a given period.

The below table represents SAR activity for the following periods:

	Vested Units	Unvested Units	Total Units	Range of Grant Values
Balance, January 1, 2019	5,889	4,782	10,671	$0.92–$3.17
Granted	297	2,112	2,409	$3.73
Exercised	(609)	—	(609)	$1.31–$2.50
Forfeited	—	(195)	(195)	$2.13–$2.50
Vested	630	(630)	—
Balance, December 31, 2019	6,207	6,069	12,276	$0.92–$3.73
Granted (unaudited)	21	681	702	$4.70
Exercised (unaudited)	(829)	—	(829)	$1.31–$2.50
Forfeited (unaudited)	—	(63)	(63)	$2.50
Vested (unaudited)	1,410	(1,410)	—
Balance June 30, 2020 (unaudited)	6,809	5,277	12,086	$0.92–$4.70

The weighted average grant date intrinsic value of the SARs on grant date is zero as the Company’s Board grants all awards at a price per share not less than the per share fair value of the Company’s Class B common stock underlying such awards on the date of grant.

The Company recognized stock-based compensation cost in the consolidated statements of comprehensive income (loss) to reflect the appreciation in value of the vested portion of outstanding SAR Awards over the Base Value from the grant date as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(unaudited)
Cost of revenues, software subscriptions	$4,168	$131	$7,660	$262
Cost of revenues, services	6,251	197	11,489	394
Research and development	4,168	131	7,660	262
Selling and marketing	8,335	262	15,319	523
General and administrative	18,754	589	34,468	1,179
Total stock-based compensation	$41,676	$1,310	$76,596	$2,620

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

Accrued SAR Awards of $5,790 and $20,582 at December 31, 2019 and June 30, 2020 (unaudited), respectively, representing SAR Units scheduled for redemption and 25% of the vested SAR Units eligible for exercise within 12-months of the balance sheet date are reflected in deferred compensation, current in the consolidated balance sheets. The remaining balances of accrued SAR Awards of $16,506 and $75,705 at December 31, 2019 and June 30, 2020 (unaudited), respectively, are reflected as deferred compensation, net of current portion, in the consolidated balance sheets. We had approximately $3,900 and $27,867 of total unrecognized compensation expense for unvested SAR Awards at December 31, 2019 and June 30, 2020 (unaudited), respectively, which we expect to recognize over the respective service periods of one to five years.

The SAR Awards were amended in connection with the Offering. See Note 13.

11.	RELATED PARTIES

The Company advanced amounts to certain stockholders of the Company of $283 and $230 at December 31, 2019 and June 30, 2020 (unaudited), respectively. These amounts are non-interest bearing as they are short-term in nature and repaid within three months. These amounts are included in advances to stockholders in the consolidated balance sheets.

12.	COMMITMENTS AND CONTINGENCIES

The Company leases office space under operating leases that expire at various dates through September 2028. Rent expense under all property operating leases was $1,754 and $1,574 for the three months ended June 30, 2020 and 2019 (unaudited), respectively, and $3,451 and $3,092 for the six months ended June 30, 2020 and 2019 (unaudited), respectively. These amounts are reflected in general and administrative expense in the consolidated statements of comprehensive income (loss).

The Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is not aware of any such legal proceedings or claims that management believes will have a material adverse effect on our business, financial condition, or operating results.

13.	SUBSEQUENT EVENTS

Termination of S Corporation Filing Status

On July 27, 2020, the Company and its shareholders entered into an S corporation and Tax Sharing Agreement, pursuant to which the Company’s S corporation status for U.S. federal income tax purposes was terminated on July 27, 2020 and the Company will thereafter be taxed as C Corporation. As a result, the Company’s effective tax rate is projected to increase from approximately 2.5% to 25%. The Company estimates a tax benefit of approximately $27,200 (unaudited) upon such conversion in the quarter ended September 30, 2020.

Changes to Capital Structure

On July 28, 2020, the Company filed its amended and restated certificate of incorporation with the Delaware Secretary of State to effect a three-for-one forward stock split (the “Stock Split”), a share exchange, and to establish a new capital structure for the Company. The Stock Split resulted in each one share owned by a stockholder being exchanged for three shares of common stock, and the number of shares of the Company’s common stock issued and outstanding was increased proportionately based on the Stock Split. In addition, in connection with the Stock Split, stockholders of record exchanged their existing Class A and Class B common stock for newly created shares of Class A common stock (“Class A”) and Class B common stock (“Class B”) issued in connection with the new capital structure. The effect of the Stock Split was recognized retrospectively in the Consolidated Financial Statements.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

In connection with the new capital structure, the Company authorized 450,000 shares of common stock, par value $0.001 per share, and 30,000 shares of preferred stock, par value $0.001 per share. Common stock is divided into two classes, Class A with one vote per share, and Class B with ten votes per share. The rights of the holders of Class A and Class B are identical, except with respect to voting, conversion and transfer rights. Following the Offering, authorized Class A will consist of 300,000 shares and authorized Class B will consist of 150,000 shares.

Each outstanding share of Class B is convertible at any time at the option of the holder into one share of Class A. Each share of Class B will convert automatically into one share of Class A upon any transfer, except for certain permitted transfers to other Class B stockholders or other members of the control group. Each share of Class B will convert automatically into one share of Class A if the voting power of all then-outstanding shares of Class B comes to represent less than ten percent of the combined voting power of all shares of the then-outstanding common stock. Once converted or transferred and converted into Class A, the Class B may not be reissued.

The Board is authorized to issue up to 30,000 shares of preferred stock in one or more series without stockholder approval. The Board of directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock. Upon closing of the Offering, there were no shares of preferred stock outstanding.

SAR Amendment

SAR participants were offered the option to either redeem their SARs upon the occurrence of the Offering or amend their SARs pursuant to which, upon effectiveness of the Company’s 2020 Plan to occur concurrent or shortly after the effective date of the Offering, such SARs will become options to purchase shares of new Class A common stock under the 2020 Plan. Effective July 13, 2020, this offer period ended and all SAR participants eligible to receive the offer accepted and will have their outstanding SARs converted to stock options with equivalent terms under the 2020 Plan (the “Converted SARs”). This is considered a modification of these SAR awards.

Converted SARs with either no expiration date or that expire during calendar year 2020 were converted to options and automatically exercised into shares (the “Auto Exercise New Options”) on July 28, 2020, the effective date of the Offering. Shares issued in connection with the Auto Exercise New Options were net of the number of shares of common stock necessary to satisfy the aggregate exercise price and the tax withholding obligation of such options. The Auto Exercise New Option participants also had the ability to require the Company to repurchase all or a portion of the shares remaining after this reduction on the Offering date for cash based on the Offering price, which aggregated $22,900 (unaudited).

Management continued to record changes in the intrinsic value of the SARs in 2020 up to July 2, 2020,the date on which Management determined the Company was considered to have become a public entity. Management will record the change in accounting policy of $2,421 in accordance with ASC 718 during the three months ended September 30, 2020, which includes $1,299 of vested Converted SARs which will be recognized as compensation expense during this period, with the remaining $1,122 of unvested Converted SARs being recognized as compensation expense over the remaining service period of one to five years through 2025. Any additional incremental increase in fair value of the Converted SARs after July 2, 2020 resulting from the modification will be recorded as compensation expense at the time of the exchange upon the Offering effective date. Upon modification, the Converted SARs will no longer be recorded as a liability under ASC 718 and the accumulated liability balance will be reclassified to stockholders’ equity. The unvested portion of the Converted SAR liability at the Offering date will be amortized over the remaining service period of the Converted SARs as compensation expense. At the Offering price of $19.00 management estimates the fair value of the Converted SARs at the Offering date to be approximately $197,000 (unaudited), of which approximately $153,000 (unaudited) is vested. At this value, management expects to record estimated additional compensation expense of approximately $57,000 (unaudited) for vested Converted SARs from July 1 to the Offering date, which includes the $1,299 impact of the change in accounting of vested Converted SARs. The remaining approximate $44,000 (unaudited) of unvested Converted SAR liability, which includes the $1,122 of unvested Converted SARs, will be recognized as compensation expense over the remaining service period of one to five years through 2025.

Vertex, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited), continued

(Amounts in thousands, except per share data)

Registration of Company Stock

The Company’s Registration Statement filed with the SEC was declared effective on July 28, 2020, resulting in Class A being registered and available for trading on the NASDAQ exchange. Concurrent with the effectiveness of the S-1, the Company filed a form S-8 registration statement, which was also declared effective covering registration of shares issued or to be issued under the Company’s 2020 Plan and the Employee Stock Purchase Plan.

Debt Redemption

On July 31, 2020, the Company received $423,024 in proceeds, net of underwriting fees, from the sale of 23,812 shares of Class A and used a portion of the proceeds to pay off the $175,000 New Term Loan. The Company expects to record a write down of deferred financing costs associated with the New Term Loan of $1,174, which will be recorded as interest expense in the consolidated statement of comprehensive income for the three months ended September 30, 2020. The net proceeds remaining after payment of Offering costs will be used for working capital and other corporate purposes as described in the Prospectus.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” in Part II, Item 1A.

Overview

Vertex delivers comprehensive tax solutions that enable global businesses to transact, comply and grow with confidence. Companies with complex tax operations rely on Vertex to automate their end-to-end indirect tax processes. Indirect tax is the largest corporate tax category, encompassing sales tax, sellers use tax, consumer use tax and value added tax (“VAT”), among others. Indirect tax accounts for more than $3.5 trillion of annual tax revenue, which is 2.5 times the amount of corporate income taxes, according to the 2019 OECD Tax Database. Our software, content and services address the increasing complexities of global commerce and compliance by reducing friction, enhancing transparency and enabling greater confidence in meeting indirect tax obligations. As a result, our software is ubiquitous within our customers’ business systems, touching nearly every line item of every transaction that an enterprise can conduct.

We have pioneered tax technology for over 40 years. We first began electronic delivery of tax rules in the early 1980s and we first sold transaction tax processing software in 1982. Today, our software enables tax determination, compliance and reporting, tax data management and document management with powerful pre-built integrations to core business applications used by most companies, particularly those applications that have a significant impact on global commerce. Our software is fueled by over 300 million data-driven effective tax rules and supports indirect tax compliance in more than 19,000 jurisdictions worldwide. In order to maintain the quality of our content, our team includes many global tax and regulatory experts from industry and the public sector, who deliver monthly updates to our tax content, which are then incorporated directly into our software. Our solutions can be deployed on-premise, in the cloud, or both, with implementation services available to enable optimal customer outcomes and satisfy their unique business requirements.

We have accumulated industry-specific tax knowledge for over four decades and our customers leverage our in-depth content through their use of our software. This allows our customers to comply with the dynamic regulatory landscape in real time and mitigates our customers’ risk exposure. As our customers expand their global footprint and business models, we are actively supporting their expansion by continuously strengthening our content offering and allowing for additional jurisdiction-specific tax compliance.

We derive the majority of our revenue from software subscriptions. These subscriptions include use of our software and ongoing monthly content updates. Our software is offered on a subscription basis to our customers, regardless of their deployment preferences. On-premise subscriptions are typically sold through one-year contracts and cloud-based subscriptions are typically sold through one- to three-year contracts. We bill almost all of our customers annually in advance of the subscription period.

We have over 4,000 customers, including the majority of the Fortune 500, as well as a majority of the top 10 companies by revenue in multiple industries such as retail, technology and manufacturing, in addition to leading marketplaces. At June 30, 2020, we had over 4,000 customers and our Annual Recurring Revenue (“ARR”) per customer was over $72,000, while at June 30, 2019, we had over 3,900 customers and our ARR per customer was over $63,000. As our customers expand geographically and pursue omnichannel business models, their tax determination and compliance requirements increase and become more complex, providing sustainable organic growth opportunities for our business. Our pricing model is aligned with our customers’ objectives by adjusting with their growth over time. We principally price our solutions based on a customer’s revenue base, in addition to a number of other factors.

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a significantly faster rate than on premise software subscription sales, which is a trend that we expect to continue over time. We generated 26% and 18% of software subscription revenue from cloud-based subscriptions during the three months ended June 30, 2020 and 2019, respectively, and 26% and 17% for the six months ended June 30, 2019 and 2020, respectively. While our on premise software subscription revenue comprises 74% of our 2020 software subscription revenue, we anticipate that it will decrease as a percentage of total software subscription revenue as cloud-based subscriptions accelerate.

We sell our solutions primarily through our direct sales force, which focuses on selling to qualified leads provided by our marketing efforts, and through our network of referral partners. We also utilize indirect sales to a lesser extent to efficiently grow and scale our enterprise and mid-market revenues.

Our partner ecosystem is a differentiating, competitive strength in both our software development and our sales and marketing activities. We integrate with key technology partners that span ERP, CRM, procurement, billing, POS and eCommerce. These partners include Adobe/Magento, Coupa, Microsoft Dynamics, NetSuite, Oracle, Salesforce, SAP, SAP Ariba, Workday and Zuora. We also collaborate with numerous accounting firms who have built implementation practices around our software to serve their customer base.

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $78.4 million and $91.3 million for the three months ended June 30, 2019 and 2020, respectively. We generated revenue of $153.0 million and $180.5 million for the six months ended June 30, 2019 and 2020, respectively. We had net income of $7.1 million and a net loss of $(29.1) million for the three months ended June 30, 2019 and 2020, respectively. We had net income of $14.4 million and a net loss of $(58.1) million for the six months ended June 30, 2019 and 2020, respectively. Adjusted EBITDA was $15.9 million and $21.5 million for the three months ended June 30, 2019 and 2020, respectively. Adjusted EBITDA was $31.1 million and $36.8 million for the six months ended June 30, 2019 and 2020, respectively. Additionally, we generated net cash provided by operating activities of $32.9 million and $20.8 million in the six months ended June 30, 2019 and 2020, respectively. Our free cash flow was $14.7 million and $18.7 million in the three months ended June 30, 2019 and 2020, respectively. Our free cash flow was $16.5 million and $2.9 million in the six months ended June 30, 2019 and 2020, respectively. Adjusted EBITDA and free cash flow are non-GAAP financial measures. Refer to “Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of non-GAAP financial measures and their comparison to GAAP financial measures.

Recent Developments—

Initial Public Offering

On July 31, 2020, we completed our initial public offering (“IPO”) in which we sold 23,812,216 shares of our Class A common stock, and certain selling stockholders sold an additional 510,284 shares of Class A common stock, at a public offering price of $19.00 per share. We received proceeds of approximately $423.0 million, after deducting underwriting discounts and commissions, from sales of our shares in the IPO. We did not receive any of the proceeds from any sale of shares by the selling stockholders.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. The COVID-19 pandemic is having widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work from home, supply chain logistical changes and closure of non-essential businesses. To protect the health and well-being of our employees and customers, we have made substantial modifications to employee travel policies, closed our offices as employees are advised to work from home and cancelled or shifted our conferences and other marketing events to virtual-only. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time.

During the first half of 2020, the COVID-19 pandemic had minimal impact on our revenue or results of operations, as we continue to derive the significant majority of our revenue from our existing software subscriptions. As we principally price our solutions based on our customers’ revenues within certain revenue bands, elongated declines in our existing customers’ revenues may impact our ability to grow our existing customer revenues. We did not experience an abnormal number of non-renewals in the first half of 2020, nor any material declines in revenue associated with declines in our customers’ revenues, and we currently expect our existing customer base to remain largely stable, as it did through the recession in 2008 and 2009. However, significant decreases in non-renewals or concessions to renewal customers would have a material impact on our revenues and cash flows. We did see a decline in new software subscription billings at the end of the first quarter of 2020. It is important to note that our sales metrics are assessed quarterly, and given the size and complexity of our sales process we often see variances from month to month due to legal or procurement processes. In the case of the first quarter of 2020 we achieved our new software billings targets as several deals were completed earlier in the quarter.

For the second quarter of 2020, new software billings exceeded our original second quarter of 2020 forecasts. We have seen some delays due to prospects shifting to working remotely, and some due to economic uncertainty. We expect that the uncertainty caused by the COVID-19 pandemic could continue to impact our billings to new customers for the remainder of 2020, and it may also negatively impact our efforts to expand revenues from our existing customers as they continue to evaluate certain long-term projects and budget constraints. However, we do not anticipate that overall demand for our software and solutions, our ability to deliver such software and solutions, or our growth strategies to be materially impacted by the COVID-19 pandemic, as companies continue to rely on us for their indirect tax solutions. There is potential for an increase in demand for our products over the long-term considering the amount of state debt being accumulated during the pandemic, which may result in increases in taxes and revenue department audits which our products are positioned to address customer needs.

In addition to the impacts on our sales, our cash collections from existing customers were lower than expected at the end of the first quarter of 2020. During the second quarter of 2020, our collections exceeded our expectation as some of the procedural disruptions that customers experienced as they shifted to remote work in March had stabilized. We believe that we may see delays in collections over the coming months. However, we do not believe that these delays will materially impact our business; we continue to expect that we will be able to collect amounts due under subscription contracts from customer experiencing issues as a result of the COVID-19 pandemic, and we have not recorded an additional allowance for doubtful accounts in connection with any delays. Given that customers cannot forgo our monthly content updates, which are necessary to remain compliant with the most current regulations, we believe customers will continue to pay our renewal invoices in a timely, even if slightly elongated, manner. We believe that we currently have ample liquidity and capital resources to continue to meet our operating needs, and our ability to continue to service our debt or other financial obligations is not currently impaired. For a further description of our liquidity, including the New Credit Agreement entered into on March 31, 2020, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors we cannot reliably predict, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business and government spending on technology as well as customers’ ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including estimated allowance for subscription cancellations, product life cycles and estimated lives of long lived assets.

Key Business Metrics

We regularly review the metrics identified below to evaluate growth trends, measure our performance, formulate financial projections and make strategic decisions.

Annual Recurring Revenue.

We derive the vast majority of our revenue from recurring software subscriptions. We believe ARR provides us with visibility to our projected software subscription revenue in order to evaluate the health of our business. Because we recognize subscription revenue ratably, we believe investors can use ARR to measure our expansion of existing customer revenues, new customer activity, and as an indicator of future software subscription revenues. ARR is based on monthly recurring revenue (“MRR”) from software subscriptions for the most recent month at period end, multiplied by twelve. MRR is calculated by dividing the software subscription price, inclusive of discounts, by the number of subscription covered months. MRR only includes customers with MRR at the end of the last month of the measurement period.

	June 30		Period Over
(In millions)	2020	2019	Period Change
Annual Recurring Revenue	$294.6	$253.0	$41.6	16.4%

ARR increased by $41.6 million or 16.4% for the twelve month period ended June 30, 2020, as compared to the same period in 2019. The increase was primarily driven by $20.7 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases and $20.9 million of on premise and cloud-based subscription sales of our tax solutions to new customers.

Net Revenue Retention Rate.

We believe that our Net Revenue Retention Rate (“NRR”) provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. We also believe it demonstrates to investors our ability to expand existing customer revenues, which is one of our key growth strategies. Our NRR refers to the ARR expansion during the 12 months of a reporting period for all customers who were part of our customer base at the beginning of the reporting period. Our NRR calculation takes into account any revenue lost from departing customers or customers who have downgraded as well as any revenue expansion from upgrades, cross sells or upsells of our software.

	June 30
	2020	2019
Net Revenue Retention Rate	108%	108%

The NRR remained consistent at June 30, 2020 with the same period in 2019 at 108%.

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our New Credit Agreement. We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, share based compensation expense, severance charges and offering transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net income (loss) was $(29.1) million and $7.1 million for the three months ended June 30, 2020 and 2019, respectively, while our net income margin was –31.9% and 9.1% over the same periods, respectively. Additionally, our net income (loss) was $(58.1) million and $14.4 million for the six months ended June 30, 2020 and 2019, respectively, while our net income margin was –32.2% and 9.4% over the same periods, respectively.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(dollars in thousands)	2020	2019	2020	2019
Adjusted EBITDA:
Net income (loss)	$(29,075)	$7,122	$(58,139)	$14,447
Interest, net	1,059	307	1,628	552
Income tax (benefit) expense	(985)	221	(735)	425
Depreciation and amortization – cost of subscription revenues	5,475	4,008	10,042	7,937
Depreciation and amortization	2,505	2,172	5,374	4,217
Stock-based compensation	41,676	1,310	76,596	2,620
Severance charges	859	409	2,042	947
Adjusted EBITDA	$21,514	$15,549	$36,808	$31,145
Adjusted EBITDA Margin:
Total revenues	$91,271	$78,375	$180,516	$152,989
Adjusted EBITDA margin	23.6%	19.8%	20.4%	20.4%

The increase in Adjusted EBITDA for the three months ended June 30, 2020 of $6.0 million over the comparable period in 2019 is primarily driven by an increase in gross profit, offset by an increase in operating expenses including additional sales and marketing and research and development investments. Adjusted EBITDA margin increased to 23.6% for the three months ended June 30, 2020 over the comparable period in 2019 margin of 19.8% primarily due to revenue increasing at a higher rate than operating expenses. The decrease in operating expenses as compared to the prior period was driven primarily by a reduction in travel and external marketing events in 2020 due to COVID-19 travel and conference restrictions. These costs are expected to increase once travel and conference restrictions are lifted, although it is uncertain whether these costs will return to their historical levels experienced pre-COVID-19.

The increase in Adjusted EBITDA for the six months ended June 30, 2020 of $5.7 million over the comparable period in 2019 is primarily driven by an increase in gross profit, offset by an increase in operating expenses including additional sales and marketing and research and development investments. Adjusted EBITDA margin was consistent at 20.4% for the six months ended June 30, 2020 over the comparable period in 2019 primarily due to revenue and operating expenses increasing at comparable rates.

Free Cash Flow and Free Cash Flow Margin.

Our management uses free cash flow as a critical measure in the evaluation of liquidity in conjunction with related GAAP amounts. We also use this measure when considering available cash, including for decision making purposes related to dividends and discretionary investments. We consider free cash flow to be an important measure for investors because it measures the amount of cash we generate from our operations after our capital expenditures and capitalization of software development costs. In addition, we base certain of our forward-looking estimates and budgets on free cash flow and free cash flow margin. We define free cash flow as the total of net cash provided by operating activities less purchases of property and equipment and capitalized software. We define free cash flow margin as free cash flow divided by total revenues for the same period. Our net cash provided in operating activities was $20.8 million and $32.9 million for the six months ended June 30, 2020 and 2019, respectively, while our operating cash flow margin was 11.5% and 21.5% over the same periods, respectively. Net cash used in investing activities was $(30.1) million and $(16.4) million for the six months ended June 30, 2020 and 2019, respectively. Net cash used in financing activities was $(16.6) million and $(24.6) million for the six months ended June 30, 2020 and June 30, 2019, respectively.

	For the Six Months Ended June 30
	2020	2019
Free cash flow (in thousands)	$2,927	$16,478
Free cash flow margin	2%	11%

Free cash flow decreased by $13.6 million for the six months ended June 30, 2020 as compared to the same period in 2019, driven primarily by a decrease in cash from operating activities of $12.1 million due to a reduction in cash provided by changes in operating assets and liabilities of $17.8 million. This reduction was primarily due to decreases in accrued and deferred compensation of $1.7 million, a reduction in deferred revenue of $8.0 million and a reduction in accounts receivable of $7.5 million. Accrued and deferred compensation decreased by $1.7 million due to payments for variable compensation for the first half of 2020 increasing over the comparable quarter from the prior year by $0.3 million as a result of increases in headcount, and due to payments of $1.4 million for stock appreciation right redemptions in the first half of 2020 as compared to the same period of 2019. Deferred revenue decreased $8.0 million due to a $5.6 million decrease in nonrecurring extended product support fees billed in the first half of 2019 related to older versions of software subscription solutions retired during 2019. The balance of the deferred revenue reduction of $2.4 million, and the reduction in accounts receivable of $7.5 million are due primarily to modifications to billing frequencies requested by customers, primarily to align all the annual subscription billings for their subscription licenses to the same period. Such billing frequency modification results in a short-term reduction in deferred revenue, but no impact to revenue.

Components of Our Results of Operations

Revenue

We generate revenue from software subscriptions and services.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. We enter into contracts that include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of allowance for subscription and non-renewal cancellations and any taxes collected from customers that are subsequently remitted to governmental authorities.

Software Subscriptions

Licenses for on-premise software subscriptions, which are generally one year, provide the customer with a right to use the software as it exists when made available to the customer. Customers purchase a subscription to these licenses, which includes the related software and tax content updates and product support. The updates and support, which are part of the subscription agreement, are essential to the continued utility of the software; therefore, we have determined the software and the related updates and support to be a single performance obligation. Accordingly, when on-premise software is licensed, the revenue associated with this combined performance obligation is recognized ratably over the license term as these subscriptions are provided for the duration of the license term. Revenue recognition begins on the later of the beginning of the subscription period or the date the software is made available to the customer to download. Our on-premise software subscription prices in the initial subscription year are higher than standard renewal prices. The excess initial year price over the renewal price is a material right that provides customers with the right to this reduced renewal price. We recognize revenue associated with this material right over the estimated period of benefit to the customer, which is generally three years.

Our cloud-based subscriptions allow customers to use Vertex-hosted software over the contract period without taking possession of the software. The contracts are generally for one to three years and are generally billed annually in advance of the subscription period. Our cloud-based offerings also include related updates and support. All services within the cloud-based contracts consistently provide a benefit to the customer during the subscription period, thus the associated revenue is recognized ratably over the subscription period. Revenue recognition begins on the later of the beginning of the subscription period or the date the customer is provided access to the cloud-based solutions.

Revenue is impacted by the timing of sales and our customers’ growth or contractions resulting in their need to expand or contract their subscription usage, the purchase of new solutions or the non-renewal of existing solutions. In addition, revenue will fluctuate with the cessation of extended product support fees charged for older versions of our software subscription solutions when they are retired and these fees are no longer charged. Contracts for on-premise licenses permit cancellations at the end of the license term, which is generally one year. Legacy cloud-based subscription contracts for multi-year periods previously provided customers the right to terminate their contract for services prior to the end of the subscription period at a significant penalty. This penalty requires the payment of a percentage of the remaining months of the then current contract term. Current cloud-based contracts do not contain such termination rights. Terminations of cloud-based subscriptions prior to the end of the subscription term have occurred infrequently and the impact has been immaterial. The allowance for subscription and non-renewal cancellations reflects an estimate of the amount of such cancellations and non-renewals based upon our historical experience.

Services Revenue

We generate services revenue primarily in support of our customers’ needs associated with our software and to enable them to realize the full benefit of our solutions. These software subscription-related services include configuration, data migration and implementation, and premium support and training. In addition, we generate services revenue through our managed services offering which allows customers to outsource all or a portion of their indirect tax operations to us. These services include indirect tax return preparation, filing and tax payment and notice management. We generally bill for services on a per-transaction or time and materials basis, and we recognize revenue from deliverable-based professional services as services are performed.

Fluctuations in services revenue are directly correlated to fluctuations in our subscription revenues with respect to implementation and training services as we have historically experienced an attachment rate to subscription sales for these services in excess of 60%. Our managed services offering has recently experienced increased revenue associated with returns processing volume increases attributable to regulatory changes, as customers expanded their tax filings into more jurisdictions.

Cost of Revenue

Software Subscriptions

Cost of software subscriptions revenue consists of costs related to providing and supporting our software subscriptions and includes personnel and related expenses, including salaries, benefits, bonuses and stock-based compensation. In addition, cost of revenue includes direct costs associated with information technology, such as data center and software hosting costs, and tax content maintenance. Cost of revenue also includes amortization associated with direct labor and related expenses for capitalized internal-use software and developed software for new products and enhancements to existing products and cloud-based subscription solutions. We plan to continue to significantly expand our infrastructure and personnel to support our future growth and increases in transaction volumes of our cloud-based solutions, including through acquisitions. We expect growth in our business will result in an increase in cost of revenue in absolute dollars.

Services

Cost of services revenue consists of direct costs of software subscription-related services and our managed services offering. These costs include personnel and related expenses, including salaries, benefits, bonuses, stock-based compensation and the cost of third-party contractors and other direct expenses. We plan to continue to expand our infrastructure and personnel as necessary to support our future growth and related increases in our service revenue. We expect growth in our business will result in an increase in the cost of services revenue in absolute dollars, but may decrease as a percentage of revenues as we scale our operations.

Research and Development

Research and development expenses consist primarily of personnel and related expenses for our research and development activities, including salaries, benefits, bonuses and stock-based compensation, and the cost of third-party developers and other contractors. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred. For the six months ended June 30, 2020 and 2019, $7.3 million and $8.1 million of software development costs were capitalized, respectively. Capitalized software development costs consist primarily of employee-related and third-party labor costs.

We devote substantial resources to developing new products and enhancing existing products, conducting quality assurance testing and improving our core technology. We believe continued investments in research and development are critical to attain our strategic objectives and expect research and development costs to increase in absolute dollars. These investments include enhancing our solution offerings to address changing customer needs to support their growth, as well as implementing changes required to keep pace with our partners’ technology to ensure the continued ability of our solutions to work together and deliver value to our customers. The market for our solutions is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands and evolving industry standards. As a result, although we are making significant research and development expenditures, which may be incurred and certain of which may be capitalized, there is no guarantee these solutions will be accepted by the market. This could result in increased costs or an impairment of capitalized development costs with no resulting future revenue benefit.

Selling and Marketing Expenses

Selling expenses consist primarily of personnel and related expenses in support of sales and marketing efforts. These costs include salaries, benefits, bonuses and stock-based compensation. In addition, selling expense includes costs related to advertising and promotion efforts, branding costs, partner-based commissions and costs associated with our annual customer conferences. We intend to continue to invest in our sales and marketing capabilities in the future to continue to increase our brand awareness and expect these costs to increase on an absolute dollar basis as we grow our business and continue to expand our market and partner ecosystem penetration. Sales and marketing expense in absolute dollars and as a percentage of total revenue may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, information technology, legal, risk management, facilities and human resources staffing, including salaries, benefits, bonuses, stock-based compensation, professional fees, insurance premiums, facility costs and other internal support costs.

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, integrate future acquisitions and incur additional costs associated with becoming a publicly listed company. As a public company, we expect to incur increased expenses related to accounting, tax and auditing activities, legal, insurance, SEC compliance and internal control compliance.

Depreciation and Amortization

Depreciation and amortization expense consists of the allocation of purchased and developed asset costs over the future periods benefitted by the use of these assets. These assets include leasehold improvements for our facilities, computers and equipment needed to support our customers and our internal infrastructure and capitalized internal-use software associated with our internal infrastructure and tools. Depreciation and amortization will fluctuate in correlation with our ongoing investment in internal infrastructure costs to support our growth.

Interest Income

Interest income reflects earnings on investments of our cash on hand and on funds held for customers related to our managed outsourcing services. Interest income will vary as a result of fluctuations in the future level of funds available for investment and the rate of return available in the market on such funds.

Interest Expense

Interest expense consists primarily of interest payments and other financing costs on our debt facility. Interest expense will vary as a result of fluctuations in the level of debt outstanding as well as interest rates on such debt. In addition, interest expense will include adjustments to the fair value of contracts that may be entered into to hedge risks associated with currency fluctuations for cash receipts or cash payments denominated in currencies other than U.S. dollars and which do not qualify for hedge accounting. In addition, changes in the settlement value of the future payment obligation for the Systax acquisition will be recorded as interest expense, as described further in “Note 2—Acquisition” to our interim consolidated financial statements included in this Quarterly Report on Form 10-Q.

Provision for Taxes

We have been taxed as an S Corporation for U.S. federal income tax purposes and for income tax purposes in most states. As a result, net income or loss has been allocated to our stockholders and included on their individual income tax returns. In certain states, we have been taxed at the corporate level. Accordingly, the income tax provision or benefit is based on taxable income allocated to these states. In certain foreign jurisdictions, our subsidiaries were taxed at the corporate level. Similar to states, the income tax provision or benefit is based on taxable income sourced to these foreign jurisdictions.

Effective as of July 27, 2020, we converted to a C Corporation, which will result in net income of the Company being taxed at the corporate level. As such, our provision for taxes will increase. Upon conversion to a C Corporation, we expect a pro forma entity level estimated effective tax rate of approximately 25%, inclusive of all applicable U.S. federal, state, local and foreign income taxes. The Company estimates a tax benefit of approximately $27.2 million upon such conversion, which will be reflected in the three months ended September 30, 2020.

Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed with the SEC on July 30, 2020. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The following table sets forth our consolidated statements of comprehensive income (loss) for the periods indicated.

	Three Months Ended June 30				Six Months Ended June 30
(Dollars in thousands) (unaudited)	2020	2019	Period-Over-Period Change		2020	2019	Period-Over-Period Change
Revenue:
Software subscriptions	$77,306	$67,267	$10,039	14.9%	$153,066	$131,651	$21,415	16.3%
Services	13,965	11,108	2,857	25.7%	27,450	21,338	6,112	28.6%
Total revenue	91,271	78,375	12,896	16.5%	180,516	152,989	27,527	18.0%
Cost of Revenue:
Software subscriptions(1)	26,001	19,417	6,584	33.9%	50,685	37,843	12,842	33.9%
Services(1)	15,744	7,692	8,052	104.7%	30,522	14,830	15,692	105.8%
Total cost of revenues	41,745	27,109	14,636	54.0%	81,207	52,673	28,534	54.2%
Gross profit	49,526	51,266	1,740	3.4%	99,309	100,316	(1,007)	(1.0%)
Operating expenses:
Research and development(1)	13,617	7,205	6,412	89.0%	26,696	14,778	11,918	80.6%
Selling and marketing(1)	24,544	17,287	7,257	42.0%	48,877	33,334	15,543	46.6%
General and administrative(1)	37,758	16,647	21,111	126.8%	75,394	32,095	43,299	134.9%
Depreciation and amortization	2,505	2,172	333	15.3%	5,374	4,217	1,157	27.4%
Other operating expense	103	305	(202)	66.2%	214	468	(254)	54.3%
Total operating expenses	78,527	43,616	34,911	80.0%	156,555	84,892	71,663	84.4%
Income (loss) from operations	(29,001)	7,650	(36,651)	479.1%	(57,246)	15,424	(72,670)	471.1%
Other (income) expense:
Interest income	(101)	(232)	131	56.5%	(456)	(524)	68	13.0%
Interest expense	1,160	539	621	115.2%	2,084	1,076	1,008	93.7%
Total other expense, net	1,059	307	752	245.0%	1,628	552	1,076	194.9%
Income (loss) before income taxes	(30,060)	7,343	(37,403)	509.4%	(58,874)	14,872	(73,746)	495.9%
Income tax (benefit) expense	(985)	221	1,206	545.7%	(735)	425	1,160	272.9%
Net income (loss)	(29,075)	7,122	(36,197)	508.2%	(58,139)	14,447	(72,586)	502.4%
Other comprehensive loss from foreign currency translations	276	23	253	1100.0%	3,274	2	3,272	163600.0%
Total comprehensive income (loss)	$(29,351)	$7,099	$(36,450)	513.5%	$(61,413)	$14,445	$(75,858)	525.2%

(1)	Includes stock-based compensation expenses as follows in the table below. For more details, see “Seasonality and Quarterly Trends.”

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	(unaudited)
	(In thousands)
Cost of revenues, software subscriptions	$4,168	$131	$7,660	$262
Cost of revenues, services	6,251	197	11,489	394
Research and development	4,168	131	7,660	262
Selling and marketing	8,335	262	15,319	523
General and administrative	18,754	589	34,468	1,179

Total stock-based compensation	$41,676	$1,310	$76,596	$2,620

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented.

	Three months ended June 30		Six months ended June 30
	2020	2019	2020	2019
	(unaudited)
Revenue:
Software subscriptions	84.7%	85.8%	84.8%	86.1%
Services	15.3%	14.2%	15.2%	13.9%
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of Revenue:
Software subscriptions	28.5%	24.8%	28.1%	24.7%
Services	17.2%	9.8%	16.9%	9.7%
Total cost of revenues	45.7%	34.6%	45.0%	34.4%
Gross profit	54.3%	65.4%	55.0%	65.6%
Operating expenses:
Research and development	14.9%	9.2%	14.8%	9.7%
Selling and marketing	26.9%	22.1%	27.1%	21.8%
General and administrative	41.4%	21.2%	41.8%	21.0%
Depreciation and amortization	2.7%	2.8%	3.0%	2.8%
Other operating expense, net	0.1%	0.4%	0.1%	0.3%
Total operating expenses	86.0%	55.7%	86.8%	55.5%
Income (loss) from operations	(31.8)%	9.7%	(31.8)%	10.1%
Other (income) expense:
Interest income	0.1%	0.3%	0.3%	0.3%
Interest expense	(1.3)%	(0.7)%	(1.2)%	(0.7)%
Total other expense, net	(1.2)%	(0.4)%	(0.9)%	(0.4)%
Income (loss) before income taxes	(33.0)%	9.3%	(32.7)%	9.7%
Income tax (benefit) expense	1.1%	(0.3)%	0.4%	0.3%
Net income (loss)	(31.9)%	9.0%	(32.3)%	9.4%
Other comprehensive loss from foreign currency translations	(0.3)%	(0.0)%	(1.8)%	(0.0)%
Total comprehensive income (loss)	(32.2)%	9.0%	(34.1)%	9.4%

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenue

	Three Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Revenue:
Software subscriptions	$77,306	$67,267	$10,039	14.9%
Services	13,965	11,108	2,857	25.7%
Total revenue	$91,271	$78,375	$12,896	16.5%

Revenue increased $12.9 million, or 16.5%, to $91.3 million for the three months ended June 30, 2020 compared to $78.4 million for the three months ended June 30, 2019. The increase in software subscriptions revenue of $10.0 million, or 14.9%, was primarily driven by $9.0 million in revenue growth derived from our existing customers and $1.0 million of revenue from new customers.

The $2.9 million increase in services revenue is primarily driven by an increase of $2.4 million in software subscription related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and upgrading existing customers to newer versions of our solutions. In addition, our managed services offering experienced a $0.5 million increase in recurring services revenue over the prior year due to returns processing volume increases related to regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenue

	Three Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Cost of software subscription revenue	$26,001	$19,417	$6,584	33.9%

Cost of software subscriptions revenue increased $6.6 million, or 33.9%, to $26.0 million for the three months ended June 30, 2020 compared to $19.4 million for the three months ended June 30, 2019. Of this increase, 61.3% is due to an increase in stock-based compensation of $4.1 million for the three months ended June 30, 2020 over the same period in 2019. After excluding the impact of stock-based compensation there is a remaining increase of $2.5 million. Of this increase, $1.5 million is due primarily to increased amortization expense associated with late Q3 2019 release of O Series 9.0. The remaining $1.0 million variance is associated with increased costs of personnel supporting year-over-year growth of sales and customers and ongoing infrastructure investments to support expansion of customer transaction volumes for our cloud-based subscription customers. As a percentage of total revenue, the cost of software subscriptions revenue increased to 28.5% for the three months ended June 30, 2020 compared to 24.8% in June 30, 2019. Adjusting for the increase in stock-based compensation in 2020, cost of software subscriptions as a percentage of total revenue would have been 24.1% for the three months ended June 30, 2020.

Cost of Services Revenue

	Three Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Cost of services revenue	$15,744	$7,692	$8,052	104.7%

Cost of services revenue increased $8.1 million, or 104.7%, to $15.7 million for the three months ended June 30, 2020 compared to $7.7 million for the three months ended June 30, 2019. Of this increase, 75.2% is due to an increase in stock-based compensation of $6.1 million for the three months ended June 30, 2020 over the same period in 2019. The balance of the increase of $2.0 million is primarily due to headcount growth in the service delivery areas to support revenue growth in software subscription related services and our managed services offering. As a percentage of total revenue, cost of services revenue increased to 17.2% in 2020 compared to 9.8% in 2019. Adjusting for the increase in stock-based compensation in 2020, cost of services revenue as a percentage of total revenue would have been 10.6% for the three months ended June 30, 2020.

Research and Development

	Three Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Research and development	$13,617	$7,205	$6,412	89.0%

Research and development expenses increased $6.4 million, or 89.0%, to $13.6 million for the three months ended June 30, 2020 compared to $7.2 million for the three months ended June 30, 2019. Of this increase, 63.0% is due to an increase in stock-based compensation of $4.0 million for the three months ended June 30, 2020 over the same period in 2019 for personnel that participate in the Company’s stock-based compensation plans. The balance of the increase of $2.4 million is primarily due to costs associated with increased development activity associated with nascent technologies and new solutions to address end-to-end data analysis and compliance needs of our customers. As a percentage of total revenue, research and development expenses increased to 14.9% for the three months ended June 30, 2020 compared to 9.2% for the three months ended June 30, 2019, driven in part by our expanded investment in developing our global compliance reporting solution. Adjusting for the increase in stock-based compensation in 2020, research and development expenses as a percentage of total revenue would have been 10.5% for the three months ended June 30, 2020.

Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	Three Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Selling and marketing	$24,544	$17,287	$7,257	42.0%

Selling and marketing expenses increased $7.3 million, or 42.0%, to $24.6 million for the three months ended June 30, 2020 compared to $17.3 million for the same period in 2019. Of this increase, 111.3% is due to an increase in stock-based compensation of $8.1 million for the three months ended June 30, 2020 over the same period in 2019. The balance of the variance of $(0.8) million is primarily due to a reduction in travel and external marketing events due to COVID-19 travel and conference restrictions. These costs are expected to increase once travel and conference restrictions are lifted, although it is uncertain whether these costs will return to their historical levels experienced pre-COVID-19. As a percentage of total revenue, selling and marketing expenses increased to 26.9% for the three months ended June 30, 2020 compared to 22.1% for the same period in 2019. Adjusting for the increase in stock-based compensation in 2020, selling and marketing expenses as a percentage of total revenue would have been 18.0% for the three months ended June 30, 2020.

General and Administrative

	Three Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
General and administrative	$37,758	$16,647	$21,111	126.8%

General and administrative expenses increased $21.1 million, or 126.8%, to $37.8 million for the three months ended June 30, 2020 compared to $16.6 million for the same period in 2019. Of this increase, 86.0% is due to an increase in stock-based compensation of $18.2 million for the three months ended June 30, 2020 over the same period in 2019. The balance of the increase of $2.9 million is primarily due to planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees and other systems and resources in support of our growth. Due to these factors, as a percentage of total revenue, general and administrative expenses increased to 41.4% for the three months ended June 30, 2020 compared to 21.2% for the same period in 2019. Adjusting for the increase in stock-based compensation in 2020, general and administrative expenses as a percentage of total revenue would have been 21.5% for the three months ended June 30, 2020.

Depreciation and Amortization

	Three Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Depreciation and amortization	$2,505	$2,172	$333	15.3%

Depreciation and amortization increased $0.3 million, or 15.3%, to $2.5 million for the three months ended June 30, 2020 compared to $2.2 million for the same period in 2019. The increase was primarily due to the impact of infrastructure and technology purchases placed in service in 2019 and other capitalized infrastructure costs to support our growth. As a percentage of revenue, depreciation expense was relative consistent at 2.7% for the three months ended June 30, 2020 compared to 2.8% for the same period in 2019.

Interest Income

	Three Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Interest income	$(101)	$(232)	$131	56.5%

Interest income for the three months ended June 30, 2020 did not fluctuate significantly compared to the same period in 2019.

Interest Expense

	Three Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Interest expense	$1,160	$539	$621	115.2%

Interest expense increased $0.6 million, or 115.2%, to $1.2 million for the three months ended June 30, 2020 compared to $0.5 million for the same period in 2019. The increase is primarily due to interest of $0.6 million related to an increase in outstanding debt of $113.6 million over the first quarter of 2020 related to borrowings under the New Credit Agreement entered into on March 31, 2020.

Provision for Taxes

	Three Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Income tax (benefit)	$(985)	$221	$1,206	545.7%

Income tax expense decreased $1.2 million, or 545.7%, to a $(1.0) million income tax benefit for the three months ended June 30, 2020 compared to $0.2 million of income tax expense for the same period in 2019. The decrease was primarily due to a pretax loss resulting from an increase in stock-based compensation in 2020. As a percentage of revenue, income tax benefit increased to (1.1)% for the three months ended June 30, 2020 compared to expense of 0.3% for the same period in 2019 due to a pretax loss in 2020 resulting from an increase in stock-based compensation.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue

	Six Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Revenue:
Software subscriptions	$153,066	$131,651	$21,415	16.3%
Services	27,450	21,338	6,112	28.6%
Total revenue	$180,516	$152,989	$27,527	18.0%

Revenue increased $27.5 million, or 18.0%, to $180.5 million for the six months ended June 30, 2020 compared to $153.0 million for the six months ended June 30, 2019. The increase in software subscriptions revenue of $21.4 million, or 16.3%, was primarily driven by $19.3 million in revenue growth derived from our existing customers and $2.1 million of revenue from new customers.

The $6.1 million increase in services revenue is primarily driven by an increase of $4.9 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and upgrading existing customers to newer versions of our solutions. In addition, our managed services offering experienced a $0.4 million increase in recurring services revenue over the prior year due to returns processing volume increases related to regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenue

	Six Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Cost of software subscription revenue	$50,685	$37,843	$12,842	33.9%

Cost of software subscriptions revenue increased $12.8 million, or 33.9%, to $50.7 million for the six months ended June 30, 2020 compared to $37.8 million for the six months ended June 30, 2019. Of this increase, 57.6% is due to an increase in stock-based compensation of $7.4 million for the six months ended June 30, 2020 over the same period in 2019. After excluding the impact of stock-based compensation there is a remaining increase of $5.4 million. Of this increase, $2.1 million is due primarily to increased amortization expense associated with the late Q3 2019 release of O Series 9.0. The remaining $3.3 million variance is associated with increased costs of personnel supporting year-over-year growth of sales and customers and ongoing infrastructure investments to support expansion of customer transaction volumes for our cloud-based subscription customers. As a percentage of total revenue, the cost of software subscriptions revenue increased to 28.1% for the six months ended June 30, 2020 compared to 24.7% in June 30, 2019. Adjusting for the increase in stock-based compensation in 2020, cost of software subscriptions as a percentage of total revenue would have been 24.0% for the six months ended June 30, 2020.

Cost of Services Revenue

	Six Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Cost of services revenue	$30,522	$14,830	$15,692	105.8%

Cost of services revenue increased $15.7 million, or 105.8%, to $30.5 million for the six months ended June 30, 2020 compared to $14.8 million for the six months ended June 30, 2019. Of this increase, 70.7% is due to an increase in stock-based compensation of $11.1 million for the six months ended June 30, 2020 over the same period in 2019. The balance of the increase of $4.6 million is primarily due to headcount growth in the service delivery areas to support revenue growth in software subscription related services and our managed services offering. As a percentage of total revenue, cost of services revenue increased to 16.9% in 2020 compared to 9.7% in 2019. Adjusting for the increase in stock-based compensation in 2020, cost of services revenue as a percentage of total revenue would have been 10.8% for the three months ended June 30, 2020.

Research and Development

	Six Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Research and development	$26,696	$14,778	$11,918	80.6%

Research and development expenses increased $11.9 million, or 80.6%, to $26.7 million for the six months ended June 30, 2020 compared to $14.8 million for the six months ended June 30, 2019. Of this increase, 62.1% is due to an increase in stock-based compensation of $7.4 million for the six months ended June 30, 2020 over the same period in 2019 for personnel that participate in the Company’s stock-based compensation plans. The balance of the increase of $4.5 million is primarily due to costs associated with increased development activity associated with nascent technologies and new solutions to address end-to-end data analysis and compliance needs of our customers. As a percentage of total revenue, research and development expenses increased to 14.8% for the six months ended June 30, 2020 compared to 9.7% for the six months ended June 30, 2019, driven in part by our expanded investment in developing our global compliance reporting solution. Adjusting for the increase in stock-based compensation in 2020, research and development expenses as a percentage of total revenue would have been 10.7% for the three months ended June 30, 2020.

Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	Six Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Selling and marketing	$48,877	$33,334	$15,543	46.6%

Selling and marketing expenses increased $15.5 million, or 46.6%, to $48.9 million for the six months ended June 30, 2020 compared to $33.3 million for the same period in 2019. Of this increase, 95.2% is due to an increase in stock-based compensation of $14.8 million for the six months ended June 30, 2020 over the same period in 2019. The balance of the increase of $0.7 million is primarily due to an increase in payroll and related expenses associated with the growth in year-over-year subscription sales and services revenue and expansion of our partner and channel management programs. In addition, increases in advertising and promotional spending and expanded brand awareness efforts contributed to this increase. As a percentage of total revenue, selling and marketing expenses increased to 27.1% for the six months ended June 30, 2020 compared to 21.8% for the same period in 2019. Adjusting for the increase in stock-based compensation in 2020, selling and marketing expenses as a percentage of total revenue would have been 18.9% for the six months ended June 30, 2020.

General and Administrative

	Six Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
General and administrative	$75,394	$32,095	$43,299	134.9%

General and administrative expenses increased $43.3 million, or 134.9%, to $75.4 million for the six months ended June 30, 2020 compared to $32.1 million for the same period in 2019. Of this increase, 76.9% is due to an increase in stock-based compensation of $33.3 million for the six months ended June 30, 2020 over the same period in 2019. The balance of the increase of $10.0 million is primarily due to planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees and other systems and resources in support of our growth. Due to these factors, as a percentage of total revenue, general and administrative expenses increased to 41.8% for the six months ended June 30, 2020 compared to 21.0% for the same period in 2019. Adjusting for the increase in stock-based compensation in 2020, general and administrative expenses as a percentage of total revenue would have been 23.3% for the six months ended June 30, 2020.

Depreciation and Amortization

	Six Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Depreciation and amortization	$5,374	$4,217	$1,157	27.4%

Depreciation and amortization increased $1.2 million, or 27.4%, to $5.4 million for the six months ended June 30, 2020 compared to $4.1 million for the same period in 2019. The increase was primarily due to the impact of infrastructure and technology purchases placed in service in 2019 and other capitalized infrastructure costs to support our growth. As a percentage of revenue, depreciation expense was relatively consistent at 3.0% for the six months ended June 30, 2020 compared to 2.8% for the same period in 2019.

Interest Income

	Six Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Interest income	$(456)	$(524)	$(68)	(13.0)%

Interest income for the six months ended June 30, 2020 was relatively consistent with the same period in 2019.

Interest Expense

	Six Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Interest expense	$2,084	$1,076	$1,008	93.7%

Interest expense increased $1.0 million, or 93.7%, to $2.1 million for the six months ended June 30, 2020 compared to $1.1 million for the same period in 2019. The increase is primarily due to the increase in interest of $0.9 million related to increases in outstanding debt due to the New Term Loan.

Provision for Taxes

	Six Months Ended June 30
(Dollars in thousands)	2020	2019	Period-Over-Period Change
Income tax (benefit) expense	$(735)	$425	$1,160	272.9%

Income tax expense decreased $1.2 million, or 272.9%, to a $(0.7) million income tax benefit for the six months ended June 30, 2020 compared to $0.4 million of income tax expense for the same period in 2019. The decrease was primarily due to a pre-tax loss resulting from an increase in stock based compensation in 2020. As a percentage of revenue, income tax benefit increased to (0.4)% for the six months ended June 30, 2020 compared to expense of 0.3% for the same period in 2019 due to a pre-tax loss in 2020 resulting from an increase in stock based compensation.

Liquidity and Capital Resources

As of June 30, 2020 we had cash and cash equivalents of $47.3 million and an accumulated deficit of $(348.2) million. Our primary sources of capital to date have been from sales of our solutions and proceeds from bank lending facilities. On July 31, 2020, we received $423.0 million in proceeds, net of underwriting fees, from the sale of 23,812,216 shares of Class A common stock and used a portion of the proceeds to pay off the $175.0 million term loan under the New Credit Agreement. As a result, we have no outstanding bank debt after such redemption. The net proceeds remaining after payment of Offering costs will be used for working capital and other corporate purposes as described in the Prospectus.

We believe that our existing cash resources and our bank line of credit will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us.

The following table presents a summary of our cash flows for the periods indicated:

	Six months ended June 30
(In thousands)	2020	2019
	(unaudited)
Net cash provided by operating activities	$20,756	$32,850
Net cash used in investing activities	(30,147)	(16,372)
Net cash used in financing activities	(16,617)	(24,594)
Effect of foreign exchange rate changes	(204)	(2)
Net decrease in cash, cash equivalents and restricted cash	$(26,212)	$(8,118)

Operating Activities. Cash provided by operating activities was $20.8 million for the six months ended June 30, 2020 compared to cash provided by operating activities of $32.9 million for the same period in 2019, a decrease of $12.1 million. This decrease was primarily due to a reduction in cash provided by changes in operating assets and liabilities of $17.8 million. This reduction was primarily due to decreases in accrued and deferred compensation of $1.7 million, a reduction in deferred revenue of $8.0 million and a reduction in accounts receivable of $7.5 million. Accrued and deferred compensation decreased by $1.7 million due to payments for variable compensation for the first half of 2020 increasing over the prior year comparable quarter by $0.3 million due to increases in headcount, and due to payments of $1.4 million for stock appreciation right redemptions in the first half of 2020 as compared to the same period of 2019. Deferred revenue decreased $8.0 million due to a $5.6 million decrease in nonrecurring extended product support fees billed in the first half of 2019 related to older versions of software subscription solutions retired during 2019. The balance of the deferred revenue reduction of $2.4 million, and the reduction in accounts receivable of $7.5 million are due primarily to modifications to billing frequencies requested by customers, primarily to align all the annual subscription billings for their subscription licenses to the same period. This results in a short-term reduction in deferred revenue, but no impact to revenue.

Investing Activities. Cash used in investing activities was $30.1 million for the six months ended June 30, 2020 compared to $16.4 million for the same period in 2019, an increase of $13.7 million. This increase was primarily related to the acquisition of a controlling interest in Systax, a Brazilian transaction tax software and content subscription provider, for cash paid of $12.3 million during the three months ended March 31, 2020. For additional information, see “Note 2 to the Interim Condensed Consolidated Financial Statements (unaudited) —Acquisition.”

Financing Activities. Cash used in financing activities was $16.6 million for the six months ended June 30, 2020 compared to $24.6 million used for the same period in 2019, a decrease of $8.0 million. This change was due primarily to borrowings under the term loan of $175.0 million in connection with the New Credit Agreement entered into on March 31, 2020. The proceeds of the term loan were used to repay amounts outstanding under the Company’s previous credit agreement of $61.7 million and pay related financing fees of $2.9 million, with the balance being used to fund a portion of a $123.0 million dividend to our stockholders on May 29, 2020.

Debt. As of June 30, 2020, we had a $100 million line of credit with no related outstanding borrowings and a $175.0 million dollar outstanding term loan. Interest on outstanding borrowings accrue at a Base Rate plus an applicable margin (0.50% as of June 30, 2020) or London Interbank Offered Rate (“LIBOR”) plus an applicable margin (1.50% as of June 30, 2020). As of June 30, 2020, the interest rate on the term loan was 2.50%. As noted above, the Company paid off the term loan on July 31, 2020 with a portion of the proceeds from the Offering, resulting in the Company having no outstanding bank debt after such redemption.

Funds Held for Customers and Customer Funds Obligations

We maintain trust accounts with financial institutions, which allows our customers to outsource their tax remittance functions to us. We have legal ownership over the accounts utilized for this purpose. Funds held for customers represents cash and cash equivalents that, based upon our intent, are restricted solely for satisfying the obligations to remit funds relating to our tax remittance services. Funds held for customers are not commingled with our operating funds.

Customer funds obligations represent our contractual obligations to remit collected funds to satisfy customer tax payments. Customer funds obligations are reported as a current liability on our consolidated balance sheets as the obligations are expected to be settled within one year. Cash flows related to changes in customer funds obligations liability are presented as cash flows from financing activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as defined by applicable regulations of the SEC, that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commitments

Other than the redemption of our outstanding debt through use of a portion of the Offering proceeds, there have been no material updates or changes to our contractual obligations and commitments compared to contractual obligations and commitments described in our Prospectus filed on July 30, 2020.

Use and Reconciliation of Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we have calculated non-GAAP cost of revenues, non-GAAP gross profit, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP sales and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income, non-GAAP net income, and free cash flow, which are each non-GAAP financial measures. We have provided tabular reconciliations of each of these non-GAAP financial measures to its most directly comparable GAAP financial measure. Management uses these non-GAAP financial measures to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, and to evaluate financial performance and liquidity. Our non-GAAP financial measures are presented as supplemental disclosure as we believe they provide useful information to investors and others in understanding and evaluating our results, prospects, and liquidity period-over-period without the impact of certain items that do not directly correlate to our performance and that may vary significantly from period to period for reasons unrelated to our operating performance, as well as comparing our financial results to those of other companies. Our definitions of these non-GAAP financial measures may differ from similarly titled measures presented by other companies, and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non-GAAP financial measures should be considered in addition to, not as a substitute for, or in isolation from, the financial information prepared in accordance with GAAP measures, and should be read in conjunction with the financial statements included elsewhere in this Quarterly Report on Form 10-Q and the Prospectus.

We calculate these non-GAAP financial measures as follows:

•	Non-GAAP cost of revenues is determined by adding back to GAAP cost of revenue the stock-based compensation expense and the depreciation and amortization of capitalized software costs included in cost of revenue for the respective periods.
•	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense and the depreciation and amortization of capitalized software costs included in cost of revenue for the respective periods.
•	Non-GAAP gross margin is determined by adding back to GAAP gross margin the impact of stock-based compensation expense and depreciation and amortization of capitalized software costs included in cost of revenues as a percentage of revenue for the respective periods.
•	Non-GAAP research and development expense, non-GAAP selling and marketing expense, and non-GAAP general and administrative expense are determined by adding back to GAAP research and development expense, GAAP selling and marketing expense, and GAAP general and administrative expense, the stock-based compensation expense and severance expense included in the applicable expense categories for the respective periods.
•	Non-GAAP operating income is determined by adding back to GAAP operating income (loss) the stock-based compensation expense, depreciation and amortization of capitalized software costs, and severance costs included for the respective periods.
•	Non-GAAP net income is determined by adding back to GAAP net income (loss) amortization of capitalized software costs, stock-based compensation expense, and severance costs included for the respective periods.
•	Adjusted EBITDA is determined by adding back to GAAP net income (loss) the net interest expense, taxes, depreciation and amortization of property and equipment and capitalized software costs, stock-based compensation expense and severance cost included for the respective periods.
•	Adjusted EBITDA margin is determined by dividing Adjusted EBITDA by total revenues for the respective periods.
•	Free cash flow is determined by adjusting net cash provided by (used in) operating activities by cash used for purchases of property and equipment and capitalized software additions for the respective periods.
•	Free cash flow margin is determined by dividing free cash flow by total revenues for the respective periods.

We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view these non-GAAP financial measures in conjunction with the related GAAP financial measures.

The following schedules reflect our non-GAAP financial measures and reconcile our non-GAAP financial measures to the related GAAP financial measures. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Business Metrics” for further discussion and reconciliation of Adjusted EBITDA, Adjusted EBITDA margin, free cash flow and free cash flow margin to the related GAAP financial measures.

	For the Three Months Ended June 30		For the Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Non-GAAP cost of revenues, software subscriptions	$16,358	$15,278	$32,983	$29,644
Non-GAAP cost of revenues, services	$9,493	$7,495	$19,033	$14,436
Non-GAAP gross profit	$65,420	$55,602	$128,500	$108,909
Non-GAAP gross margin	71.7%	70.9%	71.2%	71.2%
Non-GAAP research and development expense	$9,449	$7,074	$19,036	$14,516
Non-GAAP selling and marketing expense	$16,209	$17,025	$33,558	$32,811
Non-GAAP general and administrative expense	$18,145	$15,649	$38,884	$29,969
Non-GAAP operating income	$19,009	$13,377	$31,434	$26,928
Non-GAAP net income	$18,935	$12,849	$30,541	$25,951

	For the Three Months Ended June 30		For the Six Months Ended June 30
(in thousands)	2020	2019	2020	2019
Non-GAAP Cost of Revenue:
Cost of revenues, software subscriptions	$26,001	$19,417	$50,685	$37,843
Stock-based compensation	(4,168)	(131)	(7,660)	(262)
Depreciation and amortization - cost of subscription revenues	(5,475)	(4,008)	(10,042)	(7,937)
Non-GAAP cost of revenues, software subscriptions	$16,358	$15,278	$32,983	$29,644

Cost of revenues, services	$15,744	$7,692	$30,522	$14,830
Stock-based compensation	(6,251)	(197)	(11,489)	(394)
Non-GAAP cost of revenues, services	$9,493	$7,495	$19,033	$14,436

Non-GAAP Gross Profit:
Gross Profit	$49,526	$51,266	$99,309	$100,316
Stock-based compensation	10,419	328	19,149	656
Depreciation and amortization of capitalized software	5,475	4,008	10,042	7,937
Non-GAAP gross profit	$65,420	$55,602	$128,500	$108,909

Non-GAAP Gross Margin:
Gross margin	54.3%	65.4%	55.0%	65.6%
Stock-based compensation as a percentage of revenue	11.4%	0.4%	10.6%	0.4%
Depreciation and amortization - cost of subscription revenues as a percentage of revenue	6.0%	5.1%	5.6%	5.2%
Non-GAAP gross margin	71.7%	70.9%	71.2%	71.2%

Non-GAAP Research and Development Expense:
Research and development	$13,617	$7,205	$26,696	$14,778
Stock-based compensation	(4,168)	(131)	(7,660)	(262)
Non-GAAP research and development expense	$9,449	$7,074	$19,036	$14,516

Non-GAAP Selling and Marketing Expense:
Selling and marketing	$24,544	$17,287	$48,877	$33,334
Stock-based compensation	(8,335)	(262)	(15,319)	(523)
Non-GAAP selling and marketing	$16,209	$17,025	$33,558	$32,811

Non-GAAP General and Administrative Expense:
General and administrative	$37,758	$16,647	$75,394	$32,095
Stock-based compensation	(18,754)	(589)	(34,468)	(1,179)
Severance charges	(859)	(409)	(2,042)	(947)
Non-GAAP general and administrative	$18,145	$15,649	$38,884	$29,969

Non-GAAP Operating Income:
Income (loss) from operations	$(29,001)	$7,650	$(57,246)	$15,424
Stock-based compensation	41,676	1,310	76,596	2,620
Severance expense	859	409	2,042	947
Depreciation and amortization - cost of subscription revenues	5,475	4,008	10,042	7,937
Non-GAAP operating income	$19,009	$13,377	$31,434	$26,928

Reconciliation of Non-GAAP Net Income:
Net income (loss)	$(29,075)	$7,122	$(58,139)	$14,447
Stock-based compensation	41,676	1,310	76,596	2,620
Severance charges	859	409	2,042	947
Depreciation and amortization - cost of subscription revenues	5,475	4,008	10,042	7,937
Non-GAAP net income	$18,935	$12,849	$30,541	$25,951

Critical Accounting Policies and Estimates

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include those described in “Note 1—Summary of Significant Accounting Policies” in Part I, Item 1 of this Quarterly Report on Form 10-Q.

There have been no material updates or changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in our Prospectus filed on July 30, 2020.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 1 in the consolidated financial statements contained within this Quarterly Report on Form 10-Q and in our Registration Statement on Form S-1 filed on July 30, 2020.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents of $47.3 million as of June 30, 2020. In addition, the Company received proceeds, net of underwriter fees, from its Offering of $423.0 million on July 31, 2020, which it used to pay off outstanding debt of $175.0 million resulting in the Company having no outstanding bank debt after such redemption. We maintain our cash and cash equivalents in deposit accounts and money market funds with various financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

We are exposed to risk related to changes in interest rates. Borrowings under the New Credit Agreement bear interest at rates that are variable. Increases in the bank prime or LIBOR rates would increase the interest rate on any outstanding borrowings. Any debt we incur in the future may also bear interest at variable rates.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three and six months ended June 30, 2019 and 2020, approximately 1% of our revenues were generated in currencies other than U.S. dollars in each respective period.

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have historically recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows. The acquisition of the controlling interest in Systax in January 2020 and the future purchase commitments associated with this acquisition are expected to increase our exposure to fluctuations of the Brazilian Real over time. In May 2020 we entered into a series of foreign currency forward contracts to hedge approximately 40% of our exposure to adverse fluctuations in the Brazilian Real associated with these future purchase commitments.

Inflation

Historically we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Solely as a result of the material weaknesses described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective.

We have performed additional analyses, reconciliations, and other post-closing procedures and have concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Identified Material Weaknesses

As previously disclosed, we identified three material weaknesses in our internal control over financial reporting during the two-year period ended December 31, 2019. These material weaknesses were due to (i) the lack of an effective review control over the completeness and accuracy of significant conclusions regarding the impact of the new revenue recognition guidance prescribed by ASC 606, (ii) incorrect applications of software capitalization models and untimely identification of impairments of capitalized software development costs and (iii) an insufficient process for the provision and governance of user access to financially significant systems that resulted in a lack of segregation of duties related to journal entries and cash disbursements. The material weaknesses resulted in several control deficiencies that could have the following effects:

• the impact of new or revised accounting guidance on the Company’s financial statements may not be identified and accurately reflected in the Company’s financial statements;

• errors in the amount of software development costs capitalized and impairment assessments that are either not captured in a timely manner or not appropriate based on whether such costs are internal-use software versus software to be sold, leased or marketed; and

• an increased risk that unauthorized transactions will not be prevented and/or detected and corrected in a timely manner.

The material weaknesses relating to revenue recognition and capitalized software development costs resulted in errors that were not identified timely in conjunction with the issuance of our financial statements as of and for the years ended December 31, 2018 and 2019. These errors led to adjustments reflected in the 2019 and 2018 audited consolidated financial statements. We evaluated these errors under both quantitative and qualitative standards. No errors were identified with respect to the lack of segregation of user access to financially significant systems.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by a company’s internal controls.

Beginning in February 2020, we started specific efforts to remediate the material weaknesses described above, including the following:

• implemented additional and more precise review controls over revenue recognition, particularly considering the complex nature of this accounting pronouncement;

• instituted additional and more precise review controls over implementation of new accounting pronouncements, particularly where management seeks input from outside consultants with respect to implementation of those accounting pronouncements that are complex;

• instituted a control in which senior members of our finance, accounting, technology and product teams meet quarterly and review all new software projects, existing software assets that have changes in projected use and/or pipeline, and business and market conditions that could impact classification or impairment of capitalized software development costs; and

• began to implement changes needed over our user access governance practices to prevent individuals from having the ability to create and post journal entry or create a vendor and prepare checks.

We continue to implement new technology systems to automate certain processes, particularly with respect to revenue recognition. We expect these efforts to continue throughout 2020 and, in the interim, we will continue to employ enhanced review controls. We also plan to increase the education and training available to our management regarding new and revised accounting standards to aid in our efforts to remediate the material weakness regarding our implementation of ASC 606 and future accounting pronouncements. Our executive team in charge of reviewing potential impairments of capitalized software development costs will continue to meet quarterly in 2020 and thereafter. Finally, we are in the process of performing an overall review of user access for our core financial systems, which we expect may result in further segregation of duties. We also plan to periodically update our review of user access going forward.

The Company will require additional time to demonstrate the effectiveness of the remediation efforts. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the changes described above regarding enhancements associated with ongoing remediation efforts, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks, together with management’s discussion and analysis of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the notes thereto included in our Prospectus filed with the SEC on July 30, 2020. If any of the events contemplated by the following discussion of risks should occur, our business, results of operations, financial condition and cash flows could suffer significantly.

Risks Relating to Our Business and Industry

A large portion of our revenue depends on maintaining and growing our revenue from existing customers, and if we fail to retain our customers or expand their usage of our solutions, our business, results of operations, financial condition and cash flows would be harmed.

We cannot accurately predict customer behavior. Our customers have no obligation to renew their subscriptions for our solutions after the expiration of their subscription periods and our customers may not renew subscriptions for a similar mix of solutions. Our retention rates would decline as a result of a number of factors, including customer dissatisfaction, decreased customer spending levels, decreased customer transaction volumes, increased competition, changes in tax laws or rules, pricing changes or legislative changes affecting tax compliance providers. If our customers do not renew their subscriptions, or our customers reduce the solutions purchased under their subscriptions, our revenue would decline and our business may be harmed.

Our future success also depends in part on our ability to sell additional solutions to existing customers and on our customers’ expanded use of our solutions. If our efforts to sell our additional solutions to our customers are not successful or if our customers do not expand their use of our solutions, it would decrease our revenue growth and harm our business, results of operations, financial condition and cash flows.

Our business and success depend in part on our strategic relationships with third parties, including our partner ecosystem, and our business would be harmed if we fail to maintain or expand these relationships.

We depend in part on, and anticipate that we will continue to depend in part on, various third-party relationships to sustain and grow our business. Our relationships with third-party publishers of software business applications, including accounting, ERP, eCommerce, Point of Sales (“POS”), recurring billing and Customer Relationship Management (“CRM”) systems, help drive our business because the integration of our solutions with their applications allows us to reach their sizeable customer bases. Our customers’ user experience is dependent on our ability to connect easily to such third-party software applications. We may fail to retain and expand these integrations or relationships for many reasons, including due to failures by third parties to maintain, support or secure their technology platforms in general and our integrations in particular, or errors, bugs or defects in such third party technology, or changes in our technology platform. Any such failure could harm our relationship with our customers, our reputation and brand and our business and results of operations.

In addition, integrating third-party technology can be complex, costly and time-consuming. Third parties may be unwilling to build integrations, and we may be required to devote additional resources to develop integrations for business applications on our own. Providers of business applications with which we have integrations may decide to compete with us or enter into arrangements with our competitors, resulting in such providers withdrawing support for our integrations. In addition, any failure of our solutions to operate effectively with business applications could reduce the demand for our solutions, resulting in customer dissatisfaction and harm to our business. If we are unable to respond to these changes or failures in a cost-effective manner, our solutions may become less marketable, less competitive or obsolete and our results of operations may be negatively impacted.

If we are unable to adapt to technological change by successfully introducing new and enhanced solutions and services, our business, results of operations, financial condition and cash flows would be adversely affected.

The market for our solutions is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands and evolving industry standards. The introduction of software embodying new technologies can quickly make existing software obsolete and unmarketable. Software solutions are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new or enhanced solutions. The success of any enhancements or improvements to our software solutions or any new solutions and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with existing technologies and our platform and overall market acceptance. We cannot be sure that we will succeed in developing, marketing and delivering on a timely and cost-effective basis enhancements or improvements to our software or any new solutions and services that respond to technological change or new customer requirements, nor can we be sure that any enhancements or improvements to our software or any new solutions and services will be free of errors and defects or that they will achieve market acceptance. Moreover, even if we introduce new solutions, we would experience a decline in revenue of our existing solutions that is not offset by revenue from the solutions. Customers may delay making purchases of new solutions to permit them to make a more thorough evaluation of these solutions or until industry and marketplace reviews become widely available. In addition, we may lose existing customers who choose a competitor’s solutions rather than migrate to our new solutions. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

Any failures in information technology or infrastructure could lead to disruptions of our software, loss of customer data or untimely remittance of taxes, any of which could adversely affect our reputation and financial condition.

Our software depends on uninterrupted, high-speed access to the internet in order to provide real-time tax determinations and processing of indirect tax data. Failures in our or our customers’ and partners’ information technology and infrastructure or service outages at third-party internet providers could lead to disruptions to our software. Such failures may be caused by numerous factors, including mechanical failure, power outage, human error, physical or electronic security breaches, war, terrorism, fire, earthquake, hurricane, flood and other natural disasters, sabotage and vandalism. Disruptions to our software could cause customers to lose sensitive or confidential information and could also lead to our or our customers’ inability to timely remit taxes to the appropriate authorities. Any of these outcomes could lead customers to switch to our competitors or avoid using our solutions, which would negatively impact our revenue and harm our opportunities for growth.

Incorrect or improper implementation, integration or use of our solutions could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition and cash flows.

Our customers may need training or education in the proper use of, and the variety of benefits that can be derived from, our solutions to maximize their potential benefits. If our solutions are not implemented or used correctly or as intended, inadequate performance may result. Because our customers rely on our solutions to manage a wide range of tax compliance operations, the incorrect or improper implementation or use of our solutions, or our failure to provide adequate support to our customers, may result in negative publicity or legal claims against us, which could harm our business, results of operations, financial condition and cash flows. Also, as we continue to expand our customer base, any failure by us to properly provide training and support will likely result in lost opportunities for additional subscriptions for our solutions.

If we fail to attract and retain qualified technical and tax-content personnel, our business could be harmed.

Our technology is complex and our success depends in large part on our ability to attract and retain highly qualified personnel, particularly tax-content specialists, software developers, technical support and research and development personnel. Competition for skilled personnel is intense and we may not be successful in attracting, motivating and retaining needed personnel. We also may be unable to attract or integrate into our operations qualified personnel on the schedule we desire. Any inability to attract, integrate, motivate and retain the necessary personnel could harm our business. Dealing with the loss of the services of our executive officers or key personnel and the process to replace any of our executive officers or key personnel may involve significant time and expense, take longer than anticipated, and significantly delay or prevent the achievement of our business objectives, which would harm our financial condition, results of operations, and business.

We face competitive pressures from other tax software and services providers, as well as the challenge of convincing businesses using manual processes and native ERP functions to switch to our software.

We face significant competitive challenges from other tax-specific software vendors and from outsourced transaction tax compliance services offered by accounting and specialized consulting firms. There are a number of competing tax-specific software vendors, some of which have substantially greater revenue, personnel and other resources than we do. Corporate competitors, as well as the state and local tax services offered by accounting firms, have historically targeted our customer base of large enterprise companies. In addition, our competitors who currently focus their tax compliance services on small- to medium-sized businesses may be better positioned to increase their market share with small- to medium-sized businesses and may choose to enter our markets, whether competing based on price, service or otherwise. We also face a growing number of competing private transaction tax compliance businesses focused primarily on eCommerce. Increased competition may impact our ability to add new customers and to retain and expand revenues from existing customers. It is also possible that large enterprises with substantial resources that operate in adjacent compliance, finance or eCommerce verticals may decide to pursue transaction tax compliance automation and become immediate, significant competitors. Our failure to successfully and effectively compete with current or future competitors could lead to lost business and negatively affect our revenue.

In addition, many companies continue to employ manual processes that often rely on transaction-specific research, static tax tables, non-tax specific software or rate calculator services, as well as manual filing and remittance activities. Many businesses using manual approaches believe that these processes are adequate and may be unaware that there is an alternative that is more effective, resulting in an inertia that can be difficult to overcome. In addition, the upfront costs of our solutions can limit our sales to businesses using manual processes.

Our recent success may not be indicative of our future results of operations.

We cannot predict with certainty our customers’ future usage or retention given the diversity of our customer base across industries, geographies, customer size and other factors. Accordingly, we may be unable to accurately forecast our revenues notwithstanding our substantial investments in sales and marketing, tax content infrastructure and research and development in anticipation of continued growth in our business. If we do not realize returns on these investments in our growth, our results of operations could differ materially from our prior results, which could cause our stock price to decline.

We currently derive a substantial portion of our revenue from our indirect tax software, and any failure of our software to satisfy customer requirements or to achieve increased market penetration could adversely affect our business, results of operations, financial condition and growth prospects.

We currently derive a substantial portion of our revenue from subscriptions to our indirect tax software. We have added, and will continue to add, additional solutions to expand our offerings, but, at least in the near term, we expect to continue to derive the majority of our revenue from our indirect tax software. As such, the ability of our indirect tax software to meet our customers’ requirements is critical to our success. Demand for our solutions is affected by a number of factors, many of which are beyond our control, such as continued market acceptance and continued employment of our solutions by existing and new customers, the timing of the development and release of upgraded or new solutions, the introduction or upgrading of products and services by our competitors, technological change and growth or contraction in our addressable market. If our indirect tax software does not continue to meet customer requirements, our business, results of operations, financial condition and growth prospects will suffer.

Changes to customers’ and partners’ software systems may impact our ability to offer a specific software deployment method to existing customers, which could cause a termination of customer contracts utilizing that deployment method, or otherwise effect our results of operations, financial condition and cash flow.

Our solutions are integrated with the software systems and complex workflows of our customers and partners. In the event that such software systems are modified or updated in a way that is incompatible with our software, we may be unable to continue to support the operations of our customers and partners. If our customers are unable to implement our solutions successfully or in a timely manner, or if our partners are unable to integrate with our solutions through our integrations, customer perceptions of our solutions may be impaired, our reputation and brand may suffer and customers may choose not to renew or expand the use of our solutions. In addition, if we fail to anticipate technological changes that our customers and partners may look to adopt, our solutions may be perceived as being less effective or obsolete. Any of these changes could have a material adverse effect on our results of operations and financial condition.

We need to continue making significant investments in software development and equipment to improve our business.

To improve the scalability, security and efficiency of our solutions, and to support the expansion of our software into other tax types, we will need to continue making significant capital expenditures and also invest in additional software and infrastructure development. If we experience increasing demand in subscriptions, we may not be able to augment our infrastructure quickly enough to accommodate such increasing demand. In the event of decreases in subscription sales, certain of our fixed costs, such as for capital expenditures, may make it difficult for us to quickly adjust our expenses downward. Additionally, we are continually updating our software and content, which increases expenses for us. We may also need to review or revise our software architecture as we grow, which may require significant resources and investments. As a result, although we may have significant research and development expenditures, which may be incurred and certain of which may be capitalized, there is no guarantee our solutions will be accepted by the market. This could result in increased costs or an impairment of capitalized development costs with no resulting future revenue benefit.

Our continued growth depends in part on our ability to continue to grow our customer base.

Increasing our customer base will depend, to a significant extent, on our ability to effectively expand our sales and marketing activities, as well as our partner ecosystem and other customer referral sources. We may not be able to recruit qualified sales and marketing personnel, train them to perform and achieve an acceptable level of sales production from them on a timely basis or at all. In the past, it has usually taken new members of our sales force at least six months to integrate into our operations and start converting sales leads at our expected levels. In addition, if we cannot continue to maintain or expand our relationships with our partners, we may receive fewer referrals, the set of integrations we offer may not keep up with the market and our customer expansion strategy may become less effective. If we are unable to maintain effective sales and marketing activities and maintain and expand our partner network, our ability to attract new customers could be harmed and our business, results of operations, financial condition and cash flows would suffer.

If we fail to effectively manage our growth, our business, results of operations, financial condition and cash flows will be harmed.

We have experienced, and may continue to experience, growth in our headcount and operations, both domestically and internationally, which has placed, and may continue to place, significant demands on our management and our administrative, operational and financial reporting resources. We have also experienced significant growth in the number of customers, number of transactions and the amount of tax content that our platform and solutions support. Our growth will require us to hire additional employees and make significant expenditures, particularly in sales and marketing but also in our technology, professional services, finance and administration teams, as well as in our facilities and infrastructure. Our ability to effectively manage our growth will also require the allocation of valuable management and employee resources and improvements to our operational and financial controls and our reporting procedures and systems. In addition, as we seek to continue to expand internationally, we will likely encounter unexpected challenges and expenses due to unfamiliarity with local requirements, practices and markets. Our expenses may increase more than we plan, and we may fail to hire qualified personnel, expand our customer base, enhance our existing solutions, develop new solutions, integrate any acquisitions, satisfy the requirements of our existing customers, respond to competitive challenges or otherwise execute our strategies. If we are unable to effectively manage our growth, our business, results of operations, financial condition and cash flows would likely be harmed.

Future acquisitions of, and investments in, other businesses, software, tax content or technologies may not yield expected benefits, and our inability to successfully integrate acquisitions may negatively impact our business, results of operations, financial condition and cash flows.

We may in the future seek to grow our operations by pursuing acquisitions of businesses, software and technologies. We may not realize the anticipated benefits, or any benefits, from future acquisitions. In addition, if we finance acquisitions by incurring debt or by issuing equity or convertible or debt securities, our existing stockholder may be diluted or we could face constraints related to covenants in the agreements governing the indebtedness, which could affect the market value of our capital stock. To the extent that the acquisition consideration is paid in the form of an earnout on future financial results, the success of such an acquisition will not be fully realized by us for a period of time as it is shared with the sellers. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed and the value of your investment may decline. For us to realize the benefits of future acquisitions, we must successfully integrate the acquired businesses, software or technologies with ours. This may take time and divert management’s attention from our day-to-day operations, which could negatively impact our business, results of operations, financial condition and cash flows.

Our quarterly and annual results of operations will fluctuate in future periods.

We will experience quarterly or annual fluctuations in our results of operations due to a number of factors, many of which are outside of our control. This makes our future results difficult to predict and could cause our results of operations to fall below expectations or our predictions. Factors that might cause quarterly or annual fluctuations in our results of operations include:

•	our ability to attract new customers and retain and grow revenue from existing customers;

•	our ability to maintain, expand, train and achieve an acceptable level of production from our sales and marketing teams;

•	our ability to find and nurture successful sales opportunities;

•	the timing of our introduction of new solutions or updates to existing solutions;

•	our ability to grow and maintain our relationships with our ecosystem of third-party partners, including integration partners and referral partners;

•	the success of our customers’ businesses;

•	the timing of large subscriptions and customer renewal rates;

•	new government regulations;

•	changes in our pricing policies or those of our competitors;

•	the amount and timing of our expenses related to the expansion of our business, operations and infrastructure;

•	any impairment of our intangible assets, capitalized software, long-lived assets and goodwill;

•	any seasonality in connection with new customer agreements, as well as renewal and upgrade agreements, each of which have historically occurred at a higher rate in the fourth quarter of each year;

•	future costs related to acquisitions of content, technologies or businesses and their integration; and

•	general economic conditions.

Any one of the factors above, or the cumulative effect of some or all of the factors referred to above, may result in significant fluctuations in our quarterly and annual results of operations. This variability and unpredictability could result in our failure to meet or exceed our internal operating plan. In addition, a percentage of our operating expenses is fixed in nature and is based on forecasted financial performance. In the event of revenue shortfalls, we may not be able to mitigate the negative impact on our results of operations quickly enough to avoid short-term impacts.

We generally recognize revenue from subscription fees paid by customers ratably over the subscription term. As a result, most of the subscription revenue we report in each quarter is the result of agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any one quarter will not be fully reflected in our revenue results for that quarter. Any such decline, however, will negatively affect our revenue in future quarters. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from new customers is generally recognized over the applicable subscription terms.

Operating globally involves challenges that may adversely affect our ability to grow.

We plan to continue expanding our business operations globally and to enter new markets where we have limited or no experience in marketing, selling and deploying our solutions. If we fail to deploy or manage our operations in international markets successfully, our business may suffer. In the future, as our international operations increase, or more of our expenses are denominated in currencies other than the U.S. dollar, our results of operations may become more sensitive to fluctuations in the exchange rates of the currencies in which we do business. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•	political, social and economic instability;

•	risks related to the legal and regulatory environment in foreign jurisdictions, including with respect to privacy, localization and content laws as well as unexpected changes in laws, regulatory requirements and enforcement due to the wide discretion given to some local lawmakers and regulators regarding the enactment, interpretation and implementation of local regulations;

•	potential damage to our brand and reputation due to compliance with local laws, including potential censorship and requirements to provide user information to local authorities;

•	fluctuations in currency exchange rates;

•	higher levels of credit risk and payment fraud;

•	complying with the tax laws and regulations of multiple tax jurisdictions;

•	enhanced difficulties of integrating any foreign acquisitions;

•	complying with a variety of foreign laws, including certain employment laws requiring national collective bargaining agreements that set minimum salaries, benefits, working conditions and termination requirements;

•	reduced protection for intellectual property rights in some countries;

•	difficulties in staffing and managing global operations and the increased travel, infrastructure and compliance costs associated with multiple international locations;

•	regulations that might add difficulties in repatriating cash earned outside our core markets and otherwise prevent us from freely moving cash;

•	import and export restrictions and changes in trade regulation;

•	complying with statutory equity requirements;

•	complying with the U.S. Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and similar laws in other jurisdictions; and

•	complying with export controls and economic sanctions administered by the relevant local authorities, including in the United States and European Union, in our international business.

If we are unable to expand internationally and manage the complexity of our global operations successfully, our business could be seriously harmed.

We hold significant amounts of money that we remit to taxing authorities on behalf of our customers, and this may expose us to liability from errors, delays, fraud or system failures, which may not be covered by insurance.

We handle significant amounts of our customers’ money so that we can remit those amounts to various taxing jurisdictions on their behalf. If we make mistakes in the determination or remittance of tax payments to the appropriate jurisdictions, our reputation and results of operations could suffer. Moreover, if our banks’ or our own internal compliance procedures regarding cash management fail, are hacked or sabotaged, or if our banks or we are the subject of fraudulent behavior by personnel or third parties, we could face significant financial losses. Our efforts to remit tax payments to applicable taxing jurisdictions after receiving the corresponding funds from our customers may fail, which would expose us to the financial risk of collecting from our customers after we have remitted funds on their behalf.

Additionally, we are subject to risk from concentration of cash and cash equivalent accounts, including cash from our customers that is to be remitted to taxing jurisdictions, with financial institutions where deposits routinely exceed federal insurance limits. If the financial institutions in which we deposit our customers’ cash were to experience insolvency or other financial difficulty, our access to cash deposits could be limited, any deposit insurance may not be adequate, we could lose our cash deposits entirely and we could be exposed to liability to our customers. Any of these events would negatively impact our liquidity, results of operations and our reputation.

If we are unable to successfully adapt to organizational changes and effectively implement strategic initiatives, our reputation and results of operations could be impacted.

We have a dynamic organization and routinely implement changes to our priorities and workforce in order to keep up with the constantly evolving market in which we operate. We expect these types of changes to continue for the foreseeable future. Successfully managing these changes, including retention of key employees, is critical to our business success. In addition, we are generally a build-from-within company, and our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. This includes developing organizational capabilities in key growth markets where the depth of skilled employees is limited and competition for these resources is intense. Further, business and organizational changes may result in more reliance on third parties for various services, and that reliance may increase reputational, operational and compliance risks.

Errors in our customers’ transaction tax determinations and reporting functions, or delays in the remittance of their tax payments, could harm our reputation, results of operations and growth prospects.

The tax determinations functions that our customers have to perform are complicated from a data management standpoint, time-sensitive and dependent on the accuracy of the database of tax content underlying our solutions. Some of our processes are not fully automated, such as our process for monitoring updates to tax rates and rules, and even to the extent our processes are automated, our solutions are not proven to be without any possibility of errors. If errors are made in our customers’ tax determinations and reporting functions, or delays occur in the remittance of their tax payments, our customers may be assessed interest and penalties. Although our agreements generally have disclaimers of warranties and limit our liability, a court could determine that such disclaimers and limitations are unenforceable as a matter of law and hold us liable for these errors. Additionally, erroneous tax determinations could result in overpayments to taxing authorities that are difficult to reclaim from the applicable taxing authorities or underpayments that could result in penalties. Any history of erroneous tax determinations for our customers could also harm our reputation, could result in negative publicity, loss of or delay in market acceptance of our solutions, loss of customer renewals and loss of competitive position. In addition, our insurance coverage may not cover all amounts claimed against us if such errors or failures occur. The financial and reputational costs associated with any erroneous tax determinations may be substantial and could harm our results of operations.

Changes in tax laws and regulations, or their interpretation or enforcement, may cause us to invest substantial amounts to modify our software, cause us to change our business model or draw new competitors to the market.

Changes in tax laws or regulations or interpretations of existing taxation requirements in the United States or in other countries may require us to change the manner in which we conduct some aspects of our business and could harm our ability to attract and retain customers. For example, a material portion of our revenue is generated by performing what can be complex transaction tax determinations and the corresponding preparation of tax returns and remittance of taxes. Changes in tax laws or regulations that reduce complexity or decrease the frequency of tax filings could negatively impact our revenue. In addition, there is considerable uncertainty as to if, when and how tax laws and regulations might change. As a result, we may need to invest substantial funds to modify our solutions to adapt to new tax laws or regulations. If our software solutions are not flexible enough to adapt to changes in tax laws and regulations, our financial condition and results of operations may suffer.

A number of states have considered or adopted laws that attempt to require out-of-state retailers to collect sales taxes on their behalf or to provide the jurisdiction with information enabling it to more easily collect use tax. On June 21, 2018, the U.S. Supreme Court issued its opinion in South Dakota v. Wayfair, Inc., upholding South Dakota’s economic nexus law, which requires certain out-of-state retailers to collect and remit sales taxes on sales into South Dakota. Following the Supreme Court’s decision, certain states with pre-existing economic nexus provisions announced that they would begin enforcing these provisions on out-of-state retailers and additional states have proceeded with similar efforts. There also has been consideration of federal legislation related to taxation of interstate sales, which, if enacted into law, would place guidelines or restrictions on states’ authority to require online and other out of state merchants to collect and remit indirect tax on products and services that they may sell. Similar issues exist outside of the United States, where the application of value-added taxes or other indirect taxes on online retailers is uncertain and evolving. The effect of changes in tax laws and regulations is uncertain and dependent on a number of factors. Depending on the content of any indirect tax legislation, the role of third-party compliance vendors may change, we may need to invest substantial amounts to modify our solutions or our business model, we could see a decrease in demand, we could see new competitors enter the market, or we could be negatively impacted by such legislation in a way not yet known.

We are exposed to cybersecurity and data privacy risks that, if realized, could expose us to legal liability, damage our reputation and harm our business.

We face risks of cyber-attacks, computer hacks, theft, viruses, malicious software, phishing, employee error, denial-of-service attacks and other security breaches that could jeopardize the performance of our software and expose us to financial and reputational harm. Any of these occurrences could create liability for us, put our reputation in jeopardy and harm our business. Such harm could be in the form of theft of our or our customers’ confidential information, the inability of our customers to access our systems or the improper re-routing of customer funds through fraudulent transactions or other frauds perpetrated to obtain inappropriate payments. In some cases, we rely on the safeguards put in place by third parties to protect against security threats. These third parties, including vendors that provide products and services for our operations, could also be a source of security risk to us in the event of a failure or a security incident affecting their own security systems and infrastructure. Our network of ecosystem partners could also be a source of vulnerability to the extent their applications interface with ours, whether unintentionally or through a malicious backdoor. We do not review the software code included in third-party integrations in all instances. Because the techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we or these third parties may be unable to anticipate these techniques or to implement adequate preventative measures. We have internal controls designed to prevent cyber-related frauds related to authorizing the transfer of funds, but such internal controls may not be adequate. With the increasing frequency of cyber-related frauds to obtain inappropriate payments and other threats related to cyber-attacks, we may find it necessary to expend resources to remediate cyber-related incidents or to enhance and strengthen our cybersecurity. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service. Although we have insurance coverage for losses associated with cyber-attacks, as with all insurance policies, there are coverage exclusions and limitations, and our coverage may not be sufficient to cover all possible claims, and we may still suffer losses that could have a material adverse effect on our reputation and business.

Our customers provide us with information that our solutions store, some of which may be confidential information about them or their financial transactions. In addition, we store personal information about our employees and, to a lesser extent, those who purchase products or services from our customers. We have security systems and information technology infrastructure designed to protect against unauthorized access to such information. The security systems and infrastructure we maintain may not be successful in protecting against all security breaches and cyber-attacks, social-engineering attacks, computer break-ins, theft and other improper activity. Threats to our information technology security can take various forms, including viruses, worms and other malicious software programs that attempt to attack our solutions or platform or to gain access to the data of our customers or their customers. Like other companies, we have on occasion and will continue to experience threats to our data and systems. Any significant data breach could result in the loss of business, litigation and regulatory investigations, loss of customers and fines and penalties that could damage our reputation and brand and adversely affect the growth of our business.

We may become involved in material legal proceedings and audits, the outcomes which could adversely affect our business, results of operations, financial condition and cash flows.

From time to time, we are involved in claims, suits, investigations, audits and proceedings arising in the ordinary course of our business, and we may in the future become involved in legal proceedings and audits that could have a material adverse effect on our business, results of operations, financial condition and cash flows. Claims, suits, investigations, audits and proceedings are inherently difficult to predict and their results are subject to significant uncertainties, many of which are outside of our control. Regardless of the outcome, such legal proceedings could have a negative impact on us due to legal costs, diversion of management resources and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, substantial settlements, judgments, fines or penalties, criminal sanctions, consent decrees or orders preventing us from offering certain features, functionalities, products or services, requiring us to change our development process or other business practices.

There is also inherent uncertainty in determining reserves for these matters. There is significant judgment required in the analysis of these matters, including assessing the probability of potential outcomes and determining whether a potential exposure can be reasonably estimated. Further, it may take time to develop factors on which reasonable judgments and estimates can be based. If we fail to establish appropriate reserves, our business could be negatively impacted.

Undetected errors, bugs or defects in our software could harm our reputation or decrease market acceptance of our software, which would harm our business and results of operations.

Our software may contain undetected errors, bugs or defects. We have experienced these errors, bugs or defects in the past in connection with new software and software upgrades and we expect that errors, bugs or defects may be found from time to time in the future in new or enhanced software after their commercial release. Our software is often used in connection with large-scale computing environments with different operating systems, system management software, equipment and networking configurations, which may cause or reveal errors or failures in our software or in the computing environments in which they are deployed. Despite testing by us, errors, bugs or defects may not be found in our software until they are used by our customers. In the past, we have discovered errors, bugs and defects in our software after they have been deployed to customers.

Any errors, bugs, defects, disruptions in service or other performance problems with our software may damage our customers’ businesses and could hurt our reputation, brand and business. We may also be required, or may choose, for customer relations or other reasons, to expend additional resources to correct actual or perceived errors, bugs or defects in our software. If errors, bugs or defects are detected or perceived to exist in our software, we may experience negative publicity, loss of competitive position or diversion of the attention of our key personnel, our customers may delay or withhold payment to us or elect not to renew their subscriptions, or other significant customer relations problems may arise. We may also be subject to liability claims for damages related to errors, bugs or defects in our software. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our software may harm our business and results of operations.

Our software utilizes open-source software, and any defects or security vulnerabilities in the open-source software could negatively affect our business.

Certain of our software employs open-source software and we expect to use open-source software in the future. To the extent that our software depends upon the successful operation of open-source software, any undetected errors or defects in this open-source software could prevent the deployment or impair the functionality of our software, delay the introduction of new solutions, result in a failure of our software, and injure our reputation. For example, undetected errors or defects in open source software could render it vulnerable to breaches or security attacks, and, in conjunction, make our systems more vulnerable to data breaches.

In addition, the terms of various open-source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market certain of our software solutions. Some open-source licenses might require us to make our source code available for no cost, to make publicly available source code for modifications or derivative works that we create based upon, incorporating or using the open source software, and/or to license such modifications or derivative works under the terms of the particular open source license. While we try to insulate our proprietary code from the effects of such open-source license provisions, we cannot guarantee we will be successful. In addition to risks related to open-source license requirements, usage of open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of the software. Many of the risks associated with usage of open-source software cannot be eliminated and could negatively affect our business, financial condition and results of operations.

We rely on third-party data centers, systems and technologies to operate our business, and interruptions or performance problems with these third-party providers may adversely affect our business and results of operations.

We rely on data centers and other technologies and services provided by third parties in order to operate our business. If any of these services becomes unavailable or otherwise is unable to serve our requirements, there could be interruptions to our software and provision of services to our customers. Our business depends on our ability to protect the growing amount of information stored in data centers and related systems, offices and hosting facilities against damage from earthquakes, floods, fires, other extreme weather conditions, power loss, telecommunications failures, hardware failures, viruses, terrorist attacks, acts of war, unauthorized electronic or physical intrusion, overload conditions and other events. If our data centers or related systems fail to operate properly or become disabled even for a brief period of time, we could suffer financial loss, a disruption of our business, liability to customers or damage to our reputation. Our response to any type of disaster may not be successful in preventing the loss of customer data, service interruptions, disruptions to our operations or damage to our important facilities. Our data center providers have no obligations to renew their agreements with us on commercially reasonable terms, or at all, and it is possible that we will not be able to switch our operations to another provider in a timely and cost-effective manner should the need arise. If we are unable to renew our agreements with these providers on commercially reasonable terms, or if in the future we add additional data center facility providers, we may face additional costs or expenses or downtime, which could harm our business.

We also rely on computer hardware purchased or leased from, software licensed from, content licensed from and services provided by a variety of third parties, which include database, operating system, virtualization software, tax requirement content and geolocation content and services. Any errors, bugs or defects in such third-party hardware, software, content or services could result in errors or a failure of our solutions, which could harm our business. In the future, we might need to license other hardware, software, content or services to enhance our solutions and meet evolving customer requirements. Any inability to license or otherwise obtain such hardware or software could result in a reduction in functionality, or errors or failures of our products, until equivalent technology is either developed by us or, if available, is identified, obtained through purchase or license, and integrated into our solutions, any of which may reduce demand for our solutions and increase our expenses. In addition, third-party licenses may expose us to increased risks, including risks associated with the integration of new technology, the diversion of resources from the development of our own proprietary technology, and our inability to generate revenue from new technology sufficient to offset associated acquisition and maintenance costs, all of which may increase our expenses and harm our results of operations.

If we fail to effectively protect, maintain and enhance our brand, our business may suffer.

As a leader in our industry for over 40 years, our brand is one of our most valuable assets, and any failure to protect our brand could cause our business to suffer. In addition, the promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive and as we expand into new regions. The demand for and cost of online and traditional advertising have been increasing and may continue to increase. Our brand promotion efforts will require investment not just in our indirect tax solutions, but also in our full suite of software and services. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors and we could lose customers or fail to attract potential new customers, all of which would adversely affect our business, results of operations, financial condition and cash flows.

Changes in the application, scope, interpretation or enforcement of laws and regulations pertaining to our operations may harm our business or results of operations, subject us to liabilities and require us to implement new compliance programs or business methods.

We perform a number of critical business functions for our customers, including remittance of the taxes our customers owe to taxing authorities. Our electronic payment of customers’ taxes may be subject to federal or state laws or regulations relating to money transmission. The Federal Bank Secrecy Act requires that financial institutions, of which money transmitters are a subset, register with the U.S. Department of Treasury’s Financial Crimes Enforcement Network and maintain policies and procedures reasonably designed to monitor, identify, report and, where possible, avoid money laundering and criminal or terrorist financing by customers. Most U.S. states also have laws that apply to money transmitters, and impose various licensure, examination and bonding requirements on them. We believe these federal and state laws and regulations were not intended to cover the business activity of remitting transaction taxes that taxpayers owe to the various states and localities. However, if federal or state regulators were to apply these laws and regulations to this business activity, whether through expansion of enforcement activities, new interpretations of the scope of certain of these laws or regulations or of available exemptions, or if our activities are held by a court to be covered by such laws or regulations, we could be required to expend time, money and other resources to deal with enforcement actions and any penalties that might be asserted, to institute and maintain a compliance program specific to money transmission laws, and possibly to change aspects of how we conduct our business to achieve compliance or minimize regulation. Application of these laws to our business could also make it more difficult or costly for us to maintain our banking relationships. Financial institutions may also be unwilling to provide banking services to us due to concerns about the large dollar volume moving in and out of our accounts on behalf of our customers in the ordinary course of our business. As we continue to expand the solutions we offer and the jurisdictions in which we offer them, we could become subject to other licensing, examination or regulatory requirements relating to financial services.

Determining the taxes owed by our customers involves providing solutions tailored to the types and prices of products our customers sell, as well as information regarding addresses that products are shipped from and delivered to. Numerous federal, state and local laws and regulations govern the collection, dissemination, use and safeguarding of personal information and other data, the scope of which is changing, subject to differing interpretations, and which may be costly to comply with, inconsistent between jurisdictions or conflicting with other rules. We may be subject to these laws in certain circumstances. Most states have also adopted laws that require notice be given to affected consumers in the event of a security breach. In the event of a security breach, our compliance with these laws may subject us to costs associated with notice and remediation, as well as potential investigations from federal regulatory agencies and state attorneys general. A failure on our part to safeguard consumer data adequately or to destroy data securely may subject us, depending on the personal information in question, to costs associated with notice and remediation, as well as to potential regulatory investigations or enforcement actions, and possibly to civil liability, under federal or state data security or unfair practices or consumer protection laws. If federal or state regulators were to expand their enforcement activities, or change their interpretation of the applicability of these laws, or if new laws regarding privacy and protection of consumer data were to be adopted, the burdens and costs of complying with them could increase significantly, negatively affecting our results of operations and possibly the manner in which we conduct our business. For example, the European Union’s General Data Protection Regulation requires certain operational changes for companies that receive or process personal data of residents of the EU and includes significant penalties for noncompliance. In addition, other governmental authorities around the world are considering implementing similar types of legislative and regulatory proposals concerning data protection. We may incur significant costs to comply with these mandatory privacy and security standards.

If economic conditions worsen, it may negatively affect our business and financial performance.

Our financial performance depends, in part, on the state of the economy, both in the United States and globally. Declining levels of economic activity may lead to declines in spending and customer revenue, which may result in decreased revenue for us. Concern about the strength of the economy may slow the rate at which businesses of all sizes are willing to hire an outside vendor to perform the determination and remittance of their transaction taxes and filing of related returns. If our customers and potential customers experience financial hardship as a result of a weak economy, industry consolidation or other factors, the overall demand for our solutions could decrease. If economic conditions worsen, our business, results of operations, financial condition and cash flows could be harmed.

Natural disasters, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise have a material adverse effect on our business, financial performance and results of operations.

The occurrence of one or more major natural disasters, unusual weather conditions, epidemic outbreaks, terrorist attacks or disruptive political events, each of which is out of our control, may result in reduced consumer and supplier spending and transactions, which in turn could cause our revenues to decline and our business to suffer. Natural disasters including tornados, hurricanes, floods and earthquakes may damage the facilities of our customers or those of their suppliers or retailers or their other operations, which could lead to reduced revenue for our customers and thus less transaction tax due. In addition, a global epidemic outbreak may have a material adverse effect on global economic conditions, consumer spending and the stability of global financial markets. For example, in December 2019, COVID-19 appeared. The COVID-19 pandemic is having widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. Federal and state governments have implemented measures in an effort to contain the virus, including social distancing, travel restrictions, border closures, limitations on public gatherings, work-from-home, supply chain logistical changes and closure of non-essential businesses. To protect the health and well-being of our employees and customers, we have made substantial modifications to employee travel policies, closed our offices as employees are advised to work-from-home and cancelled or shifted our conferences and other marketing events to virtual-only. The COVID-19 pandemic has impacted and may continue to adversely impact our business operations, including our employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time. The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors that we cannot reliably predict, including (i) the duration and scope of the pandemic; (ii) actions of governments, businesses and individuals in response to the pandemic and (iii) the impact on economic activity including the possibility of recession or financial market instability. These factors may adversely impact consumer and business spending as well as customers’ ability to pay for our software and solutions on an ongoing basis. Similarly, terrorist attacks or disruptive political events, such as the imposition of retaliatory tariffs or governmental trade or price manipulation, could cause our customers, or their customers, to defer spending plans or otherwise reduce their economic activity. If any of the foregoing risks were to be realized, it could have a material adverse effect on or business, financial performance and results of operations.

We are subject to anti-corruption, anti-bribery and similar laws and noncompliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

We are subject to requirements under the U.S. Treasury Department’s Office of Foreign Assets Control, anti-corruption, anti-bribery and similar laws, such as the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act 2010, and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business, or otherwise obtaining favorable treatment. As we increase our international operations, our risks under these laws may increase. Non-compliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage and other consequences. Any investigations, actions or sanctions could harm our business, results of operations, financial condition and cash flows.

In addition, in the future we may use third parties to sell access to our software and conduct business on our behalf abroad. We or such future third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of such future third-party intermediaries, and our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We cannot provide assurance that our internal controls and compliance systems will always protect us from liability for acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks, false claims, pricing, sales and marketing practices, conflicts of interest, competition, employment practices and workplace behavior, export and import compliance, economic and trade sanctions, money laundering, data privacy and other related laws. Any such improper actions or allegations of such acts could subject us to significant sanctions, including civil or criminal fines and penalties, disgorgement of profits, injunctions and debarment from government contracts, as well as related stockholder lawsuits and other remedial measures, all of which could adversely affect our reputation, business, results of operations and financial condition.

Any violation of economic and trade sanction laws, export and import laws, the FCPA or other applicable anti-corruption laws or anti-money laundering laws could also result in whistleblower complaints, adverse media coverage, investigations and severe criminal or civil sanctions, any of which could have a materially adverse effect on our reputation, business, results of operations and prospects.

Our ability to protect our intellectual property is limited, and we may be subject to claims of infringement by third parties.

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information and our ability to protect this information from unauthorized disclosure and use. We primarily rely upon a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures, contractual provisions and other similar measures to protect our proprietary or confidential information and intellectual property. Our trademarks and service marks include VERTEX™ and O Series™, which is our flagship indirect tax solution. Despite our efforts to protect our proprietary rights and intellectual property, unauthorized parties may attempt to copy aspects of our solutions or to obtain and use information that we regard as proprietary, and third parties may attempt to independently develop similar technology, and policing unauthorized use of our technology and intellectual property rights may be difficult and may not be effective.

In addition, third parties may claim infringement by us with respect to current or future solutions or other intellectual property rights. The software and technology industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. The outcome of any claims or litigation, regardless of the merits, is inherently uncertain. Any claims and lawsuits to enforce our intellectual property rights or to defend ourselves against claims of infringement of third-party intellectual property rights, and the disposition of such claims and lawsuits, whether through settlement or licensing discussions, or litigation, could be time-consuming and expensive to resolve, divert management attention from executing our strategies, result in efforts to enjoin our activities, lead to attempts on the part of other parties to pursue similar claims, and, in the case of intellectual property claims, require us to change our technology, change our business practices, pay monetary damages, or enter into short- or long-term royalty or licensing agreements. Any adverse determination related to intellectual property claims or other litigation could prevent us from offering our solutions to others, could be material to our financial condition or cash flows, or both, or could otherwise harm our results of operations.

Our ability to obtain additional capital on commercially reasonable terms may be limited.

We intend to continue to make investments to support our business growth and may require additional funds, beyond those generated by this offering, to respond to business challenges, including to better support and serve our customers, develop new software or enhance our existing solutions, improve our operating and technology infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in public or private equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business and prospects could be adversely affected.

Risks Related to Being a Public Company

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. The rapid growth of our operations and the planned initial public offering has created a need for additional resources within the accounting and finance functions due to the increasing need to produce timely financial information and to ensure the level of segregation of duties customary for a U.S. public company. We continue to reassess the sufficiency of finance personnel in response to these increasing demands and expectations.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our company will have been detected.

We have identified material weaknesses in our internal control over financial reporting and may experience additional material weaknesses in the future. Our failure to remediate these material weaknesses and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, the inability to timely report our financial condition or results of operations, investors losing confidence in our reported financial information and our stock price being adversely affected.

Management and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting that affected our financial statements for each of the years in the two year period ended December 31, 2019. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Internal Control Over Financial Reporting.”

The material weaknesses in our internal control over financial reporting during each of the years ended December 31, 2018 and 2019 related to the implementation of ASC 606, application of software capitalization guidance and recording of impairments, and our procedures for segregating user access to financially significant systems, which resulted in a lack of segregation of incompatible duties.

We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. The failure to maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our periodic reporting obligations and cause investors to lose confidence in our reported financial information, which could lead to a decline in our stock price.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our publicly traded Class A common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. We have elected to use this extended transition period and we intend to utilize this related to the FASB issued ASU No. 2016-02, Leases. This standard amends several aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset, and a corresponding lease liability, measured at the present value of the future minimum lease payments. The standard is effective for public companies for fiscal years beginning after December 15, 2018, and after December 15, 2020 for all other companies, with early adoption permitted. We intend to adopt this standard effective January 1, 2021 using the modified retrospective transition method and therefore will not restate comparative periods. While we have not yet quantified the impact, resulting adjustments are expected to materially increase total assets and total liabilities relative to such amounts reported prior to adoption, but not have a material impact on the consolidated statements of comprehensive income (loss) or consolidated statements of cash flows.

For as long as we continue to be an emerging growth company, we also intend to take advantage of certain other exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our Class A common stock less attractive because we will rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earliest of (i) the last day of the year in which we have total annual gross revenue of $1.07 billion or more; (ii) the last day of the year following the fifth anniversary of the date of the closing of this offering; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Market on which our Class A common stock will be traded and other applicable securities rules and regulations. The SEC and other regulators have continued to adopt new rules and regulations and make additional changes to existing regulations that require our compliance. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact, in ways we cannot currently anticipate, the manner in which we operate our business. We will need to institute a comprehensive compliance function and establish internal policies to ensure we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis and establish an investor relations function. Compliance with these rules and regulations may cause us to incur additional accounting, legal and other expenses that we did not incur as a private company. We also anticipate that we will incur costs associated with corporate governance requirements, including requirements under securities laws, as well as rules and regulations implemented by the SEC and the Nasdaq Global Market, particularly after we are no longer an “emerging growth company.” We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, while also diverting some of management’s time and attention from revenue-generating activities. Furthermore, these rules and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are currently evaluating and monitoring developments with respect to these rules and regulations, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2007 Plan-Related Issuances

From January 1, 2020 through February 5, 2020, we granted to our directors, officers and employees 234,638 SARs as the long-term equity incentive component of our compensation program under the 2007 Plan. The SARs generally entitled their holder, upon exercise, to receive from us an amount in cash equal to the appreciation of the shares subject to the award between the grant date and the exercise date.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. Unless otherwise stated, the sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. All recipients had adequate access, through their relationships with us, to information about us. The issuance of these securities were made without any general solicitation or advertising.

In connection with our initial public offering, holders of outstanding SARs were offered the opportunity to amend outstanding SARs, whether vested or unvested, so that they become options to purchase shares of our Class A stock. These options cover an equal number of shares as the amended SARs and have an exercise price per share equal to the base price of an amended SAR, subject to the Stock Split that was effected in connection with our Offering. Such options were issued pursuant to the 2020 Plan registered on the Registration Statement on Form S-8 filed by us on July 28, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Amended and Restated Certificate of Incorporation of Vertex, Inc.					X
3.2	Amended and Restated Bylaws of Vertex, Inc.					X
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-239644	4.1	7/24/2020
4.2	Third Amended and Restated Stockholders’ Agreement					X
10.1	Credit Agreement by and among Vertex, Inc., the guarantors party thereto, PNC Bank, National Association, and the lenders party thereto, dated as of March 31, 2020.	S-1/A	333-239644	4.1	7/2/2020
10.2	First Amendment to Loan Documents, by and among Vertex, Inc., the guarantors party thereto, the lenders party thereto and PNC Bank, National Association, dated as of April 3, 2020.	S-1/A	333-239644	4.1	7/2/2020
10.3	Form of Indemnification Agreement between Vertex, Inc. and each of its Executive Officers and Directors	S-1/A	333-239644	10.3	7/20/2020
10.4	Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and Lisa Butler.					X
10.5	Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and David DeStefano.	S-1/A	333-239644	10.6	7/20/2020
10.6	Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and Bryan Rowland.					X
10.7	Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and John Schwab.					X
10.8	S Corporation Termination and Tax Sharing Agreement.					X
10.9	Vertex, Inc. 2020 Employee Stock Purchase Plan	S-1/A	333-239644	10.21	7/20/2020
10.10	Vertex, Inc. 2020 Incentive Award Plan	S-1/A	333-239644	10.15	7/24/2020

10.11	Form of Stock Option Amendment Agreement	S-1/A	333-239644	10.12	7/20/2020
10.12	Form of Stock Option Award Agreement under 2020 Incentive Award Plan for Amended Options	S-1/A	333-239644	10.13	7/20/2020
10.13	Form of Option Award Agreement under 2020 Incentive Award Plan for Amended Stock Appreciation Rights	S-1/A	333-239644	10.14	7/20/2020
10.14	Form of Option Award Agreement under 2020 Incentive Award Plan	S-1/A	333-239644	10.16	7/20/2020
10.15	Form of Restricted Stock Award Agreement under 2020 Incentive Award Plan	S-1/A	333-239644	10.17	7/20/2020
10.16	Form of Restricted Stock Unit Award Agreement under 2020 Incentive Award Plan	S-1/A	333-239644	10.18	7/20/2020
10.17	Form of Stock Award Agreement under 2020 Incentive Award Plan	S-1/A	333-239644	10.19	7/20/2020
10.18	Form of Option Transfer Agreement	S-1/A	333-239644	10.20	7/20/2020
10.19	Vertex, Inc. Non-Employee Director Compensation Program	S-1/A	333-239644	10.22	7/20/2020
10.20	Vertex Inc. & Subsidiaries 2010 Long-Term Rewards Plan	S-1/A	333-239644	10.10	7/20/2020
10.21	Vertex Inc. & Subsidiaries 2018 Long-Term Rewards Plan	S-1/A	333-239644	10.11	7/20/2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	XBRL Instance Document						X
101.SCH	XBRL Taxonomy Extension Schema Document						X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document						X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document						X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document						X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document						X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex, Inc.

Date: September 11, 2020	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: September 11, 2020	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)