Form 10-Q
period 2021-03-31
Vertex, Inc.
filed 2021-05-13
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 11, 2021, the registrant had 27,458,773 shares of Class A common stock, $0.001 par value per share, and 120,117,000 shares of Class B common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “believe,” “expect,” “suggests,” “plans,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions or the negatives of those terms. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that may materially affect such forward-looking statements include, but are not limited to:

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
●any statements of belief and any statements of assumptions underlying any of the foregoing; and
●other factors beyond our control.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our Annual Report on Form 10-K for the year ended December 31, 2020 and in other sections of this Quarterly Report on Form 10-Q, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements, and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2021 and December 31, 2020

(Amounts in thousands, except per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$277,681	$303,051
Funds held for customers	8,745	9,222
Accounts receivable, net of allowance of $8,059, and $8,592	63,798	77,159
Prepaid expenses and other current assets	26,696	13,259
Total current assets	376,920	402,691
Property and equipment, net of accumulated depreciation	57,408	56,557
Capitalized software, net of accumulated amortization	34,642	31,989
Goodwill and other intangible assets	21,553	18,711
Deferred commissions	11,693	11,743
Deferred income tax asset	30,373	29,974
Operating lease right-of-use assets	22,981	—
Other assets	2,767	3,263
Total assets	$558,337	$554,928

Liabilities and Equity
Current liabilities:
Accounts payable	$11,115	$8,876
Accrued expenses	15,936	19,176
Distributions payable	2,700	2,700
Customer funds obligations	8,798	9,235
Accrued salaries and benefits	18,065	17,326
Accrued variable compensation	5,854	22,372
Deferred compensation, current	2,057	2,057
Deferred revenue	204,971	207,560
Current portion of long-term debt	—	882
Current portion of operating lease liabilities	4,665	—
Current portion of finance lease liabilities	267	—
Deferred rent and other	—	939
Purchase commitment and contingent consideration liabilities, current	767	845
Total current liabilities	275,195	291,968
Deferred compensation, net of current portion	6,048	5,010
Deferred revenue, net of current portion	13,162	14,702
Debt, net of current portion	—	225
Operating lease liabilities, net of current portion	26,671	—
Finance lease liabilities, net of current portion	334	—
Purchase commitment and contingent consideration liabilities, net of current portion	10,287	8,905
Deferred other liabilities	64	8,632
Total liabilities	331,761	329,442
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 300,000 shares authorized; 26,972 and 26,327 shares issued and outstanding, respectively	27	26
Class B common stock, $0.001 par value, 150,000 shares authorized; 120,117 and 120,117 shares issued and outstanding, respectively	120	120
Additional paid in capital	205,811	206,541
Retained earnings	24,722	21,926
Accumulated other comprehensive loss	(4,104)	(3,127)
Total stockholders' equity	226,576	225,486
Total liabilities and equity	$558,337	$554,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2021 and 2020

(Amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020

	(unaudited)
Revenues:
Software subscriptions	$83,280	$75,760
Services	14,956	13,485
Total revenues	98,236	89,245
Cost of revenues:
Software subscriptions	25,590	24,684
Services	11,343	14,778
Total cost of revenues	36,933	39,462
Gross profit	61,303	49,783
Operating expenses:
Research and development	11,459	13,079
Selling and marketing	20,150	24,333
General and administrative	24,852	37,636
Depreciation and amortization	2,827	2,869
Other operating (income) expense, net	(129)	111
Total operating expenses	59,159	78,028
Income (loss) from operations	2,144	(28,245)
Interest expense, net	535	569
Income (loss) before income taxes	1,609	(28,814)
Income tax (benefit) expense	(679)	250
Net income (loss)	2,288	(29,064)
Other comprehensive loss from foreign currency translation adjustments and revaluations, net of tax	977	2,998
Total comprehensive income (loss)	$1,311	$(32,062)

Net income attributable to Class A stockholders	$413	$—
Net income per Class A share, basic	$0.02	$—
Weighted average Class A common stock, basic	26,458	—
Net income attributable to Class A stockholders, diluted	$550	$—
Net income per Class A share, diluted	$0.01	$—
Weighted average Class A common stock, diluted	38,003	—

Net income (loss) attributable to Class B stockholders	$1,875	$(29,064)
Net income (loss) per Class B share, basic	$0.02	$(0.24)
Weighted average Class B common stock, basic	120,117	120,417
Net income (loss) attributable to Class B stockholders, diluted	$1,738	$(29,064)
Net income (loss) per Class B share, diluted	$0.01	$(0.24)
Weighted average Class B common stock, diluted	120,117	120,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit)
For the three months ended March 31, 2021 and 2020 (unaudited)
(Amounts in thousands)

	Before Recapitalization				After Recapitalization						Accumulated
	Outstanding	Class A	Outstanding	Class B	Outstanding	Class A	Outstanding	Class B	Additional		Other	Treasury		Total	Options for
	Class A	Common	Class B	Common	Class A	Common	Class B	Common	Paid In	Accumulated	Comprehensive	Shares	Treasury	Stockholders'	Redeemable
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Loss	Issued	Stock	Deficit	Shares
Balance, January 1, 2020	147	$—	120,270	$54	—	$—	—	$—	$—	$(90,701)	$(491)	41,910	$(38,638)	$(129,776)	$17,344
Remeasurement of options for redeemable shares	—	—	—	—	—	—	—	—	—	(15,242)	—	—	—	(15,242)	15,242
Distributions declared	—	—	—	—	—	—	—	—	—	(4,010)	—	—	—	(4,010)	—
Foreign currency translation adjustments and revaluations	—	—	—	—	—	—	—	—	—	—	(2,998)	—	—	(2,998)	—
Net loss	—	—	—	—	—	—	—	—	—	(29,064)	—	—	—	(29,064)	—
Balance, March 31, 2020	147	$—	120,270	$54	—	$—	—	$—	$—	$(139,017)	$(3,489)	41,910	$(38,638)	$(181,090)	$32,586

	Before Recapitalization				After Recapitalization						Accumulated
	Outstanding	Class A	Outstanding	Class B	Outstanding	Class A	Outstanding	Class B	Additional		Other	Treasury		Total	Options for
	Class A	Common	Class B	Common	Class A	Common	Class B	Common	Paid-in	Retained	Comprehensive	Shares	Treasury	Stockholders'	Redeemable
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Issued	Stock	Equity	Shares
Balance, January 1, 2021	—	$—	—	$—	26,327	$26	120,117	$120	$206,541	$21,926	$(3,127)	—	$—	$225,486	$—
ASC 842 transition adjustment	—	—	—	—	—	—	—	—	—	508	—	—	—	508	—
Exercise of stock options, net	—	—	—	—	640	1	—	—	(6,998)	—	—	—	—	(6,997)	—
Shares issued upon vesting of Restricted Stock Units	—	—	—	—	5	—	—	—	(34)	—	—	—	—	(34)	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,302	—	—	—	—	6,302	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	—	—	(977)	—	—	(977)	—
Net income	—	—	—	—	—	—	—	—	—	2,288	—	—	—	2,288	—
Balance, March 31, 2021	—	$—	—	$—	26,972	$27	120,117	$120	$205,811	$24,722	$(4,104)	—	$—	$226,576	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2021 and 2020
(Amounts in thousands)

	Three Months Ended
	March 31,
	2021	2020

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,288	$(29,064)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,816	7,436
Provision for subscription cancellations and non-renewals, net of deferred allowance	379	(39)
Amortization of deferred financing costs	53	221
Stock-based compensation expense	6,543	34,920
Deferred income tax (benefit) provision	(615)	—
Non-cash operating lease costs	998	—
Other	(14)	72
Changes in operating assets and liabilities:
Accounts receivable	13,810	9,453
Prepaid expenses and other current assets	(13,437)	(2,167)
Deferred commissions	50	634
Accounts payable	2,258	(2,697)
Accrued expenses	(3,048)	(1,042)
Accrued and deferred compensation	(14,966)	(19,706)
Deferred revenue	(5,046)	(4,307)
Operating lease liabilities	(1,519)	—
Other	485	(131)
Net cash used in operating activities	(2,965)	(6,417)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(6,100)	(12,318)
Property and equipment additions	(6,195)	(5,632)
Capitalized software additions	(2,221)	(3,706)
Net cash used in investing activities	(14,516)	(21,656)
Cash flows from financing activities:
Net increase in customer funds obligations	(438)	(208)
Proceeds from line of credit	—	12,500
Principal payments on line of credit	—	(12,500)
Proceeds from long-term debt	—	175,000
Principal payments on long-term debt	—	(51,041)
Payments for deferred financing costs, net	—	(2,904)
Payments for taxes related to net share settlement of stock-based awards	(7,178)	—
Proceeds from exercise of stock options	147	—
Distributions to stockholders	—	(17,193)
Payments on financing lease liabilities	(671)	—
Net cash (used in) provided by financing activities	(8,140)	103,654
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(226)	(249)
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,847)	75,332
Cash, cash equivalents and restricted cash, beginning of period	312,273	83,495
Cash, cash equivalents and restricted cash, end of period	$286,426	$158,827
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$277,681	$40,416
Restricted cash—funds held for stockholder distributions	—	110,000
Restricted cash—funds held for customers	8,745	8,411
Total cash, cash equivalents and restricted cash, end of period	$286,426	$158,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
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

Basis of Consolidation

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of the Company. All intercompany transactions have been eliminated in consolidation.

On January 7, 2020, the Company acquired a 60% controlling interest in Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software. Systax is considered a Variable Interest Entity (“VIE”) and its accounts have been included in the condensed consolidated financial statements from the acquisition date. Systax was determined to be a VIE as Vertex is the primary beneficiary of the equity interests in Systax and participates significantly in the variability in the fair value of Systax’s net assets.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the SEC on March 15, 2021. The interim condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements included in the 2020 Annual Report on Form 10-K for the year ended December 31, 2020. The accompanying interim condensed consolidated balance sheet as of March 31, 2021, and the interim condensed consolidated statements of comprehensive income (loss), changes in equity (deficit) and cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.

Segments

The Company operates its business as one operating segment. For the three months ended March 31, 2021 and 2020, approximately 5% and 3%, respectively, of the Company’s revenues were generated outside the U.S..

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

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses during the reporting period. Significant estimates used in preparing these condensed consolidated financial statements include: (i) the estimated allowance for subscription cancellations, (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) the reserve for self-insurance, (iv) assumptions related to achievement of technological feasibility for software developed for sale, (v) product life cycles, (vi) estimated useful lives and potential impairment of long-lived assets, intangible assets and goodwill, (vii) determination of the fair value of tangible and intangible assets acquired, liabilities assumed and consideration transferred in an acquisition, (viii) amortization period of material rights and deferred commissions (ix) valuation of the Company’s stock used to measure stock-based compensation awards, (x) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of stock-based compensation awards, and (x) the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements or tax returns. Actual results may differ from these estimates.

Software Development Costs

Internal-Use Software

The Company follows Accounting Standard Codification (“ASC”) 350-40, Goodwill and Other, Internal-Use Software, to account for development costs incurred for the costs of computer software developed or obtained for internal use. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Internal-use software is included in internal-use software developed in property and equipment in the condensed consolidated balance sheets once available for its intended use and is depreciated over periods between 3 to 5 years. Depreciation expense for internal-use software utilized for cloud-based solutions and for software for internal systems and tools is included in cost of revenues, software subscriptions and depreciation and amortization expense, respectively, in the condensed consolidated statements of comprehensive income (loss).

Software Developed for Sale

The costs incurred for the development of computer software to be sold, leased, or otherwise marketed are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed, when technological feasibility has been established. Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods between 3 to 5 years and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss). Capitalized software costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies at least annually at December 31, and whenever events or circumstances make it more likely than not that impairment may have occurred.

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

Stock-Based Compensation

The Company’s Registration Statement on Form S-1 with the SEC was declared effective on July 28, 2020, resulting in the Class A shares being registered and available for trading on the NASDAQ exchange (the “Offering”). On the effective date of the Offering, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”) and the 2020 Employee Stock Purchase Plan (the “ESPP”), which provides for the award of stock appreciation rights (“SARs”), stock options (“options”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and participation in the ESPP (collectively, the "awards"), which are subject to guidance set forth in ASC 718, Compensation—Stock Compensation, ("ASC 718") for the award of equity-based instruments.

The Company applies the provisions of ASC 718, Compensation—Stock Compensation, for the award of equity-based instruments. The provisions of ASC 718 require a company to measure the fair value of stock-based compensation as of the grant date of the award. Stock-based compensation expense reflects the cost of employee services received in exchange for the awards.

SARs are accounted for as liabilities under ASC 718 and, as such, the Company recognizes stock-based compensation expense by remeasuring the value of the SARs at the end of each reporting period and accruing the portion of the requisite service rendered at that date. Prior to July 2, 2020, the date management determined the Company was considered to have become a public entity, the Company measured SARs at their intrinsic value. After such date, management remeasured outstanding SARs using the fair value-based method under ASC 718.

Stock-based compensation expense for stock options issued under the 2020 Plan after the Offering is measured based on the grant date fair value of the award and is estimated using the Black-Scholes model. Compensation cost is recognized on a straight-line basis over the requisite service or performance period associated with the award.

Stock-based compensation expense for RSAs and RSUs is based on the fair value of the Company’s underlying common stock on the date of grant. Compensation cost is recognized on a straight-line basis over the requisite service or performance period associated with the award.

The ESPP permits participants to purchase Class A common stock through payroll deductions, up to a specified percentage of their eligible compensation or a lump sum contribution amount for the initial offering period. The plan is a compensatory plan as it allows participants to purchase stock at a 15% discount from the lower of the fair value of the Class A common on the first or last day of the ESPP offering period (the “ESPP discount”).The ESPP is accounted for as an equity classified award. Stock-based compensation expense for the ESPP is measured based on the fair value of the ESPP award at the start of the offering period. The fair value is comprised of the value of the ESPP discount and the value associated with the variability in the Class A common stock price during the offering period (the “Call/Put”), which is estimated using the Black-Scholes model. Compensation cost is recognized on a straight-line basis over the respective offering period.

The Company has elected to recognize award forfeitures as they occur.

Revenue Recognition

Revenue from contracts with customers

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct, and accounted for as separate performance obligations. Revenue is recognized net of allowance for subscription and non-renewal cancellations and any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Cloud-based subscriptions allow customers to use Company-hosted software over the contract period without taking possession of the software. The cloud-based offerings also include related updates and support. Cloud-based contracts consistently provide a benefit to the customer during the subscription period; thus, the associated revenue is recognized ratably over the related subscription period. Revenue recognition begins on the later of the beginning of the subscription period or the date the customer is provided access to the cloud-based solutions.

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

Payment terms

Payment terms and conditions vary by contract, although the Company’s terms generally include a requirement of payment within 30-days. In instances where the timing of revenue recognition differs from the timing of payment, the Company has determined that its contracts do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing products and services, not to receive financing from customers or to provide customers with financing.

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

Reimbursable Costs

Reimbursable costs passed through and invoiced to customers of the Company are recorded as services revenues with the associated expenses recorded as cost of revenues, services in the condensed consolidated statements of comprehensive income (loss).

Income Taxes

On July 27, 2020, the Company’s S-Corporation election (the “S Election”) was terminated by the Company’s stockholders in connection with the Offering. As a result, Vertex became taxable at the corporate level as a C-Corporation for U.S federal and state income tax purposes. In connection with the S Election termination, the Company entered into an agreement with the S-Corporation stockholders pursuant to which the Company has indemnified them for unpaid income tax liabilities and may be required to make future payments in material amounts to them attributable to incremental income taxes resulting from an adjustment to S-Corporation related taxable income (the “Tax Sharing Agreement”). In addition, the Tax Sharing Agreement indemnifies the S-Corporation stockholders for any interest, penalties, losses, costs or expenses arising out of any claim under the agreement. Correspondingly, the S-Corporation stockholders have indemnified the Company with respect to unpaid tax liabilities (including interest and penalties) attributable to a decrease in S-Corporation stockholders’ taxable income and a corresponding increase in our taxable income as a C-Corporation for any period.

Prior to July 27, 2020, as Vertex was taxed as an S-Corporation for U.S. federal and certain states income tax purposes, net income or loss was allocated to and included on the income tax returns of the S-Corporation stockholders. Historically, the Company distributed amounts to the S-Corporation stockholders to satisfy their tax liabilities resulting from allocated net income or loss. Vertex was taxed at the corporate level in those states where the S-Corporation status was not recognized or where the state imposed a tax on an S-Corporation. Accordingly, the income tax provision or benefit was based on taxable income allocated to these states. In certain foreign jurisdictions, Vertex subsidiaries were taxed at the corporate level, and the income tax provision or benefit was based on taxable income sourced to these foreign jurisdictions.

Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures are as follows for the respective periods:

	For the three months ended
	March 31,
	2021	2020

	(unaudited)
Cash paid for interest	$69	$559
Cash paid for income taxes	$132	$104
Operating cash flows from operating leases	$1,320	$—
Operating cash flows from finance leases	$28	$—
Non-cash investing and financing activities:
Purchase commitment and contingent consideration liabilities	$2,200	$14,344
Remeasurement of options for redeemable shares	$—	$15,242
Leased assets obtained in exchange for new finance lease liabilities	$173	$—

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

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases. This standard amends several of aspects of lease accounting, including requiring lessees to recognize operating leases with a initial term greater than one year on their balance sheet as a right-of-use asset, and a corresponding lease liability, measured at the present value of the future minimum lease payments. The standard is effective for public entities for fiscal years and interim periods beginning after December 15, 2018. The standard is effective for all other entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted.

The Company adopted ASU No. 2016-02 on January 1, 2021 using the modified retrospective transition method, which did not require the Company to adjust comparative periods. The Company’s lease assets and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments. The Company’s incremental borrowing rate, which is based on information available at the adoption date for existing leases and the commencement date for leases commencing after the adoption date, is used to determine the present value of lease payments.

The Company elected the "package of three" practical expedients permitted under the transition guidance, which allows (i) a carry forward of the historical lease classification conclusions, (ii) management’s assessment on whether a contract is or contains a lease, and (iii) the initial direct costs for any leases that exist prior to adoption of the new standard.

As a result of the adoption of ASC 842 on January 1, 2021, the Company recorded both operating lease right-of-use assets of $24,004 and operating lease liabilities of $32,562. An adjustment to retained earnings of $508, net of the deferred tax impact, was also recorded. The adoption of ASC 842 had an immaterial impact on the condensed consolidated statements of comprehensive income and cash flows for the three months ended March 31, 2021. The adoption of this standard also resulted in a change in the naming convention for leases classified historically as capital leases. These leases are now referred to as finance leases within property and equipment, with corresponding short-term and long-term debt liabilities being presented as “Current portion of finance lease liabilities” and “Finance lease liabilities, net of current portion”, respectively. See Note 7 for further information.

The Company does not recognize leases with an initial term less than one year (“short-term leases”) on its condensed consolidated balance sheets, and recognizes such lease payments in the condensed consolidated statements of comprehensive income (loss) on a straight-line basis over the lease term. Leases with an option to extend the related lease term or terminate early are reflected in the lease term when it is reasonably certain that the Company will exercise such options.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”) which replaces the existing incurred loss impairment model with an expected credit loss model and requires financial assets, including trade receivables, to be measured at amortized cost to be presented at the net amount expected to be collected. ASU 2016-13 is effective for annual periods, and interim periods within those years, beginning after December 15, 2019, for business entities that are public and meet the definition of an SEC filer (excluding smaller reporting companies), and after December 15, 2022 for all other entities. The Company adopted this standard effective January 1, 2021 and this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which simplifies the accounting for income taxes. The guidance in ASU 2019-12 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, for business entities that are public, and after December 15, 2021, including interim periods within those annual periods, for all other entities, with early adoption permitted.

The Company adopted this standard on January 1, 2021. There was no impact to the condensed consolidated financial statements from the implementation of this standard on the determination of income taxes for the quarter ended March 31, 2021.

Risks and Uncertainties

In December 2019, a novel strain of coronavirus (“COVID-19”) appeared. In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a pandemic. The COVID-19 pandemic is continuing to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. To protect the health and well-being of Company employees and customers, substantial modifications were made to employee travel policies, our offices were closed, and remained closed through March 31, 2021, with employees directed to work from home. In addition, conferences and other marketing events were cancelled or shifted to virtual-only, and the Company continued to participate virtually through March 31, 2021. The COVID-19 pandemic has impacted and may continue to impact Company operations, including employees, customers and partners, and there is substantial uncertainty in the nature and degree of its continued effects over time.

The Company did not experience any significant reductions in sales, revenues or collections through March 31, 2021 as a result of COVID-19. The uncertainty caused by the COVID-19 pandemic could, however, impact Company billings to new customers for the remainder of 2021, and may also negatively impact Company efforts to expand revenues from existing customers as they continue to evaluate certain long-term projects and budget constraints. In addition to the potential impact on sales, the Company may see delays in collections during 2021 as customers adjust their operating protocols to accommodate implementation of new criteria to protect the health and well-being of their employees and customers. However, these delays are not expected to materially impact the business, and thus the Company has not recorded additional credit losses associated with the allowance for doubtful accounts in connection with any delays. The Company believes it has ample liquidity and capital resources to continue to meet its operating needs, and to service debt and other financial obligations.

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

2. REVENUE RECOGNITION

See Note 1 for a description of the Company’s revenue recognition accounting policy.

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended
	March 31,
	2021	2020

	(unaudited)
Sources of revenues:
Software subscriptions	$83,280	$75,760
Services	14,956	13,485
Total revenues	$98,236	$89,245

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $8,059 and $8,592 at March 31, 2021 and December 31, 2020, respectively. The allowance represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the three months ended	For the year ended
	March 31, 2021	December 31, 2020
	(unaudited)
Balance, beginning of period	$77,159	$70,367
Balance, end of period	63,798	77,159
(Decrease) increase, net	$(13,361)	$6,792

A contract liability is recorded as deferred revenue on the consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period or over the amortization period of material rights. Deferred revenue is reflected net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $5,515 and $6,432 at March 31, 2021 and December 31, 2020, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended March 31,
	2021		2020
	Balance	Net Change	Balance	Net Change
Allowance balance, January 1	$(8,592)		$(7,515)
Allowance balance, March 31	(8,059)		(7,476)
Change in allowance		$(533)		$(39)
Deferred allowance balance, January 1	6,432		5,614
Deferred allowance balance, March 31	5,515		5,118
Change in deferred allowance		917		496
Net amount charged to revenues		$384		$(457)

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets.

The tables provide information about the balances of and changes to deferred revenue for the following periods:

	As of March 31,	As of December 31,
	2021	2020
	(unaudited)
Balances:
Deferred revenue, current	$204,971	$207,560
Deferred revenue, non-current	13,162	14,702
Total deferred revenue	$218,133	$222,262

	For the three months ended
	March 31,
	2021	2020

	(unaudited)
Changes to deferred revenue:
Beginning balance	$222,262	$205,791
Additional amounts deferred	94,107	84,938
Revenues recognized	(98,236)	(89,245)
Ending balance	$218,133	$201,484

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

The table provides information about the changes to contract cost balances as of and for the following periods:

	For the three months ended
	March 31,
	2021	2020

Deferred commissions:	(unaudited)
Beginning balance	$11,743	$11,196
Additions	2,058	1,972
Amortization	(2,108)	(2,605)
Ending balance	$11,693	$10,563

3.    BUSINESS COMBINATION

On January 25, 2021, the Company executed an Asset Purchase Agreement with Tellutax LLC, a Portland, Oregon-based edge computing technology startup (“Tellutax”), to acquire substantially all of Tellutax’s assets (the “Tellutax Acquisition”). Cash consideration paid for the acquisition was $6,100, funded through cash on hand, and serves to strengthen the Company’s technology roadmap and hybrid cloud strategy enabling it to better serve customers in an increasingly hyper-connected environment. The Tellutax Acquisition entitles the sellers to contingent consideration if sales targets are met during a period of time following the acquisition.

The Tellutax Acquisition was accounted for as a business combination. The total preliminary purchase price was allocated to the net assets acquired based on Management’s determination of their estimated fair values using available information as of the acquisition date. The excess of purchase consideration over the net assets acquired is recorded as goodwill, which primarily reflects the value of expected future synergies, the existence of intangible assets not recognized under U.S. GAAP such as the value of the assembled workforce and other market factors. The Company expects that goodwill associated with the Tellutax Acquisition will be deductible for tax purposes. The preliminary values recorded, which are reflected in the table below, will be adjusted during the measurement period as more detailed analyses are performed and further information becomes available regarding the fair values of these amounts on the acquisition date. Any subsequent adjustments to these values not associated with determination of their fair values on the acquisition date will be recorded in the consolidated statements of comprehensive income (loss) in the period the change is identified.

The preliminary purchase price for the Tellutax Acquisition includes cash paid at closing plus an estimated fair value of contingent consideration of $2,200 (the “Tellutax Contingent Consideration”) as of January 25, 2021. The following table presents the allocation of the preliminary purchase price recorded in the condensed consolidated balance sheet as of the acquisition date:

January 25, 2021
(unaudited)
Capitalized Software - Developed technology	$3,600
Goodwill	4,700
Total	$8,300

The Company has included the financial results of Tellutax in the condensed consolidated statement of comprehensive income (loss) from the date of acquisition. As the Tellutax Acquisition did not have a material impact on the Company’s reported revenue or net income for the three months ended March 31, 2021, pro forma financial information has not been presented.

The fair value of developed technology was valued using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. The significant assumptions used in the developed technology valuation included forecasted results and discount rate.

The fair value of Tellutax Contingent Consideration is estimated using a Monte-Carlo simulation to compute the expected cash flows from earn-out payments specified in the purchase agreement. Such estimate represents a recurring fair value measurement with significant unobservable inputs, which management considers to be Level 3 measurements under the Fair Value Hierarchy. The significant assumptions used in these calculations included forecasted results and the estimated likelihood for each performance scenario. The Tellutax Contingent Consideration is based on three potential earn-out payments determined by periodic revenue achievements over a thirty-month period.  Earn-out payments had no maximum limit, but if certain targets are not met, there would be no earn-out payment for the applicable measurement period. The estimated fair value of the Tellutax Contingent Consideration recorded as of the acquisition date was $2,200.

4.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

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

The following table summarizes the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of March 31, 2021	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$225,215	$225,215	$-	$-
Tellutax Contingent Consideration*	$2,200	$-	$-	$2,200

	Fair Value Measurements Using
As of December 31, 2020	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$265,270	$265,270	$-	$-

*	As discussed in Note 3, this amount reflects the Tellutax Contingent Consideration for potential payments based on achievement of future revenue targets.

Assets and Liabilities for Which Fair Value is Only Disclosed

The residual carrying amount of cash and cash equivalents and the carrying amount of funds held for customers were the same as their respective fair values and are considered Level 1 measurements.

The carrying amounts for accounts receivable, accounts payable, and accrued expenses approximate their relative fair values due to their short-term nature and are considered Level 2 measurements.

Non-recurring Fair Value Measurements

The Tellutax Acquisition on January 25, 2021, was accounted for as a business combination and the total purchase price was allocated to the net assets acquired and liabilities assumed based on their estimated fair values. See Note 3.

5.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of March 31,	As of December 31,
	2021	2020
	(unaudited)
Leasehold improvements	$20,901	$20,907
Equipment	40,219	41,410
Computer software purchased	11,679	11,620
Internal-use software developed:
Cloud-based customer solutions	65,423	65,423
Internal systems and tools	28,886	25,349
Furniture and fixtures	7,676	7,674
In-process internal-use software	5,836	3,304
	180,620	175,687
Less accumulated depreciation	(123,212)	(119,130)
Property and equipment, net	$57,408	$56,557

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,906 and $2,175 for the three months ended March 31, 2021 and 2020 (unaudited), respectively. Depreciation for property and equipment, excluding internal-use software developed for cloud-based customer solutions, is reflected in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

Finance lease amortization was $224 for the three months ended March 31, 2021 and depreciation expense for assets held under capital leases was $168 for the three months ended March 31, 2020, and are included in depreciation and amortization expense in the condensed consolidated statements of comprehensive income (loss). Assets under finance leases was $1,533, net of accumulated depreciation of $224, at March 31, 2021 are included in property and equipment in the condensed consolidated balance sheets.  Assets under capital leases of $1,360, net of accumulated depreciation of $1,369, at March 31, 2020 (unaudited) are included in property and equipment in the condensed consolidated balance sheets.

The major components of internal-use software are as follows:

	As of March 31,	As of December 31,
	2021	2020
	(unaudited)
Internal-use software developed	$94,309	$90,772
Less accumulated depreciation	(68,463)	(65,090)
	25,846	25,682
In-process internal-use software	5,836	3,304
Internal-use software developed, net	$31,682	$28,986

Amounts capitalized for internal-use software and included in property and equipment additions on the condensed consolidated statements of cash flows are as follows:

	As of March 31,	As of March 31,
	2021	2020
	(unaudited)	(unaudited)
Cloud-based customer solutions	$3,518	$3,834
Internal systems and tools	2,551	382
Total	$6,069	$4,216

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended March 31, 2021 and 2020 (unaudited) was $2,676 and $2,011, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended March 31, 2021 and 2020 (unaudited) was $697 and $526, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

6.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of March 31,	As of December 31,
	2021	2020
	(unaudited)
Capitalized software	$64,515	$63,071
Less accumulated amortization	(35,385)	(32,217)
	29,130	30,854
In-process capitalized software	5,512	1,135
Capitalized software, net	$34,642	$31,989

Software development costs capitalized for the three months ended March 31, 2021 and 2020 (unaudited) were $2,221 and $3,706, respectively. During the three months ended March 31, 2021, a preliminary value of $3,600 for developed technology the Company acquired in the Tellutax business combination was recorded and is reflected in in-process capitalized software as the Company undertakes necessary enhancements to integrate it with the Company’s existing software architecture.

Capitalized software amortization expense for the three months ended March 31, 2021 and 2020 was $3,168 and $2,556, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

7.   LEASES

The Company leases office space, IT equipment and office equipment. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets and lease expense is recognized over the term of these leases on a straight-line basis. The Company’s leases have remaining terms of up to 9 years.

The following table sets forth the Company’s lease assets and liabilities and their balance sheet location as follows:

		As of March 31,
	Balance Sheet Location	2021
Lease assets:		(unaudited)
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,981
Finance lease assets	Property and equipment, net (Note 5)	1,309
Total lease assets		$24,290

Lease liabilities:
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$4,665
Finance lease liabilities	Current portion of finance lease liabilities	267
Total current lease liabilities		4,932
Non-current:
Operating lease liabilities	Operating lease liabilities, net of current portion	26,671
Finance lease liabilities	Finance lease liabilities, net of current portion	334
Total non-current lease liabilities		27,005
Total lease liabilities		$31,937

The major components of lease cost is as follows:

For the three months ended
March 31, 2021
(unaudited)
Operating lease cost	$1,169

Finance lease cost:
Amortization of lease assets	224
Interest on lease liabilities	7
Total lease cost	$1,400

The weighted-average term and discount rate for leases is as follows:

As of March 31,
2021
(unaudited)
Weighted-average remaining lease term (years):
Operating leases	7.2
Finance leases	1.8

Weighted-average discount rate:
Operating leases	2.2%
Finance leases	2.4%

Lease liability maturities for the next five years and thereafter are as follows as of March 31, 2021:

	Operating Leases	Finance Leases

	(unaudited)
Remainder of 2021 (nine months remaining)	$4,177	$293
2022	4,529	289
2023	4,460	60
2024	4,464	10
2025	4,382	-
Thereafter	12,531	-
Total lease payments	34,543	652
Less: Imputed interest	(3,207)	(51)
Present value of lease liabilities	$31,336	$601

Lease liability maturities for the next five years and thereafter under the previous lease accounting standard are as follows:

	As of December 31, 2020
	Operating Leases	Capital Leases
2021	$5,442	$915
2022	4,518	230
2023	4,459	—
2024	4,464	—
2025	4,382	—
Thereafter	12,531	—
Total Lease Payments	$35,796	1,145
Less amount representing interest		(38)
Present value of minimum lease payments		1,107
Less current portion		(882)
Capital lease obligations, net of current portion		$225

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were as follows:

	As of March 31,	As of December 31,
	2021	2020
	(unaudited)
Goodwill	$19,529	$16,329
Other intangible assets, net	2,024	2,382
	$21,553	$18,711

The changes in the carrying amount of goodwill for the three months ended March 31, 2021 are as follows:

Balance, January 1, 2021	$16,329
Acquisition of Tellutax (Note 3)	4,700
Foreign currency translation adjustments	(1,500)
Balance, March 31, 2021, gross	19,529
Accumulated impairment losses	—
Balance, March 31, 2021, net	$19,529

The Company has recognized various amortizable other intangible assets in connection with acquisitions, including related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements:

	As of March 31,	As of December 31,
	2021	2020
	(unaudited)
Other intangible assets
Weighted average amortization period (years)	5.5	5.5

Gross value	$2,566	$2,825
Accumulated amortization	(542)	(443)
Carrying value	$2,024	$2,382

	For the three months ended March 31, 2021
	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
Amortization of acquired intangible assets	$61	$84	$145

9.DEBT

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

The Line of Credit matures in March 2025 and had no outstanding borrowings at March 31, 2021 or December 31, 2020. The Company has the option to select an applicable interest rate at either the bank base rate plus an applicable margin (the “Base Rate Option”) or the LIBOR plus an applicable margin (the “LIBOR Option”). The applicable margins are determined by certain financial covenant performance as defined in the Credit Agreement. At March 31, 2021, the Base Rate Option and LIBOR Option applicable to Line of Credit borrowings were 3.25% and 2.00%, respectively.

The Credit Agreement is collateralized by certain assets of the Company and contains financial and operating covenants. The Company was in compliance with these covenants at March 31, 2021.

10.STOCKHOLDERS’ EQUITY

Recapitalization and Initial Public Offering

On July 28, 2020, the Company filed its amended and restated certificate of incorporation with the Delaware Secretary of State to: (i) effect a three-for-one forward stock split (the “Stock Split”); (ii) establish a new capital structure for the

Company (the “New Capital Structure”); and (iii) effect a share exchange (the “Share Exchange”) (collectively, the “Recapitalization”). The Stock Split resulted in each one share owned by a stockholder being exchanged for three shares of common stock, and the number of shares of the Company’s common stock issued and outstanding was increased proportionately based on the Stock Split. After the Stock Split, the Share Exchange occurred, resulting in stockholders of record exchanging their existing Class A and Class B common stock (“former Class A” and “former Class B”, respectively) for newly created shares of Class A and Class B common stock (“Class A” and “Class B”, respectively) issued in connection with the New Capital Structure. The effect of the Stock Split is recognized retrospectively in the condensed consolidated financial statements.

In connection with the New Capital Structure, Treasury Stock was retired and amounts associated with the Treasury Stock were reclassified to additional paid in capital. Thus, at March 31, 2021 and December 31, 2020, there was no Treasury Stock.

Common Stock

During March 31, 2021, the Company issued an aggregate 640 shares of Class A related to the exercise of stock options, net of 356 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. During March 31, 2021, the Company also issued 5 shares Class A in connection with the vesting of RSUs, net of 1 share returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

At March 31, 2020, the Company had 147 shares of former Class A common stock and 120,270 shares of former Class B common stock outstanding. At March 31, 2020, members of a family (the “Family”) owned all outstanding shares of both former classes of common stock. There were no dividend or liquidation preference differences between the former Class A and former Class B shares. There were common stock equivalents outstanding at March 31, 2020 held by non-Family members that entitled such holders to receive an equivalent number of former Class B shares upon exercise.

In connection with establishing the New Capital Structure in July 2020, the shareholders authorized 450,000 shares of common stock, par value $0.001 per share, and 30,000 shares of preferred stock, par value $0.001 per share. In connection with the New Capital Structure, common stock is divided into two classes, Class A with one vote per share, and Class B with ten votes per share. The rights of the holders of Class A and Class B are identical, except with respect to voting and conversion rights. Upon transfer of Class B shares to a non-Family member, such shares will automatically convert to an equivalent number of Class A shares with the respective voting rights attributable to such new shares. Authorized Class A and Class B shares are 300,000 and 150,000 shares, respectively. There are no dividend or liquidation preference differences between Class A and Class B.

Distributions

The Board declared and paid aggregate distributions pro rata to stockholders of the former Class A and Class B common stock of $4,010 ($0.03 per share) during the three months ended March 31, 2020.

Tax Sharing Agreement Payments

In connection with termination of the Company’s S-Corporation status effective July 27, 2020, the Company entered into a Tax Sharing Agreement with the former S-Corporation shareholders. See Note 1. During the three months ended March 31, 2021, the Company did not distribute to or receive any amounts from the former S-Corporation shareholders under the Tax Sharing Agreement. The Company has an estimated liability of $2,700 at March 31, 2021 and December 31, 2020 in connection with obligations under the Tax Sharing Agreement for estimated amounts to be distributed to the former S-Corporation shareholders for income taxes related to the allocation of taxable income to the S-Corporation short tax period ended July 26, 2020. This number is subject to change based upon the finalization of the associated tax returns for the 2020 S-Corporation short tax period. The Company is required to settle this liability on or before July 30, 2021 under the Tax Sharing Agreement. All obligations of the Company under the Tax Sharing Agreement are satisfied by adjustments of additional paid in capital.

11.    EARNINGS PER SHARE

The table below illustrates the calculation of basic and diluted net income (loss) per common share for the Class A common and Class B common for the periods reflected below. The weighted average shares outstanding have been retrospectively restated to reflect the Share Exchange for all periods prior to the Offering, resulting in the Class A shares representing non-Family-owned shares and Class B representing Family-owned shares for all periods presented. See Note 10 for further information on the Share Exchange.

	For the Three Months Ended March 31,
Class A common stock:	2021	2020

	(unaudited)
Numerator, basic:
Net income (loss) attributable to all stockholders	$2,288	$(29,064)
Class A common stock as a percentage of total shares outstanding, basic	18.05%	—%
Net income attributable to Class A stockholders, basic	$413	$—

Numerator, diluted:
Net income (loss) attributable to all stockholders	$2,288	$(29,064)
Class A common stock as a percentage of total shares outstanding, diluted	24.06%	—%
Net income attributable to Class A stockholders, diluted	$550	$—

Denominator, basic and diluted:
Weighted average Class A common stock, basic	26,458	—
Dilutive effect of common stock equivalents*	11,545	—
Weighted average Class A common stock, diluted	38,003	—

Net income per Class A share, basic	$0.02	$—

Net income per Class A share, diluted	$0.01	$—

*     The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to Class A stockholders because the impact of including them would have been anti-dilutive: 84 and 3,734 for the three months ended March 31, 2021 and 2020, respectively.

	For the Three Months Ended March 31,
Class B common stock:	2021	2020

	(unaudited)
Numerator, basic:
Net income (loss) attributable to all stockholders	$2,288	$(29,064)
Class B common stock as a percentage of total shares outstanding, basic	81.95%	100.00%
Net income (loss) attributable to Class B stockholders, basic	$1,875	$(29,064)

Numerator, diluted:
Net income (loss) attributable to all stockholders	$2,288	$(29,064)
Class B common stock as a percentage of total shares outstanding, diluted	75.94%	100.00%
Net income (loss) attributable to Class B stockholders, diluted	$1,738	$(29,064)

Denominator, basic and diluted:
Weighted average Class B common stock, basic	120,117	120,417
Dilutive effect of common stock equivalents	—	—
Weighted average Class B common stock, diluted	120,117	120,417

Net income (loss) per Class B share, basic	$0.02	$(0.24)

Net income (loss) per Class B share, diluted	$0.01	$(0.24)

12.    STOCK-BASED AWARD PLANS

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

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common at the ESPP discount through payroll deductions, except for the initial offering period (July 28 to November 30, 2020) whereby the participants were permitted to make lump sum contributions to the ESPP for such period. Amounts withheld or received from participants are reflected in accrued salaries and benefits in the consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending May 31, 2021 aggregated $810 as of March 31, 2021.

Prior to the adoption of the 2020 Plan, the Company had a SAR plan for the purpose of providing incentives to key members of management and consultants to contribute to the growth and financial success of the Company. As a result of the Offering, SAR participants were offered the option to either redeem their SARs upon the occurrence of the Offering or amend their SARs pursuant to which, upon effectiveness of the 2020 Plan, such SARs would become options to purchase shares of Class A common stock under the 2020 Plan (the “SAR Exchange Offer”). All SAR participants eligible to receive the SAR Exchange Offer accepted and had their outstanding SARs converted to stock options with equivalent terms under the 2020 Plan at the Offering effective date (the “Converted SARs”) of July 28, 2020. This was considered a modification of these SAR awards which was recorded in the respective quarter this occured. The SAR plan was subsequently retired (“Retired SAR Plan”) and any SARs issued after such date will be granted under the 2020 Plan.

Prior to the adoption of the 2020 Plan, the Company had options outstanding to purchase shares of former Class B common stock. Upon the effectiveness of the Offering these options were amended and exchanged for options to purchase an equivalent number of Class A shares at the same exercise price and vesting, subject to many of the terms of the 2020 Plan. These options remain subject to expiration in connection with a Triggering Event under the terms of the original option agreements (the “Amended Options”). Any options issued subsequent to this exchange will be granted under the 2020 Plan.

2020 Plan

As of March 31, 2021, 1,857 shares of Class A common were available for issuance under the 2020 Plan.

Awards issued under the 2020 Plan vest based on service criteria established by the Board. The Company has elected to account for forfeitures as they occur rather than estimate forfeitures at date of grant.

Retired SAR Plan

At March 31, 2020, the fair value of the common stock underlying the SAR Awards was determined by the Board with assistance from management and an independent third-party valuation firm. The determination of value used the market and income approaches, with an adjustment for marketability discount pertinent to private company entities in arriving at the per share fair value (the “valuation methodology”). Under the market approach, the guideline public company method is used, which estimates the fair value of the Company based on market prices of stock of guideline public companies. The income approach involves projecting the future benefits of owning an asset and estimating the present value of those future benefits by discounting them based upon the time value of money and the investment risks associated with ownership. At the end of 2019, due to the consideration by the Board of pursuing the Offering, the valuation methodology began to consider the impact of such an event on the value of the Company’s common stock underlying the awards. As the Company approached the Offering effective date, this resulted in increases in the value of the SAR Awards which resulted in corresponding increases to compensation expense during 2020 which exceeded historical results.

Amended Options

Prior to the amendment of the options in connection with the Offering in July 2020, the options permitted holders to put their exercised shares back to the Company, thus the options were classified as temporary equity and included in “Options for Redeemable Shares” on the condensed consolidated balance sheet at March 31, 2020. The Company recorded an increase in the value of Options for Redeemable Shares of $15,242 during the three months ended March 31, 2020, pertaining to the 3,849 in options outstanding.  As all options outstanding were fully vested, no related compensation expense was recorded for the three months ended March 31, 2020.

In connection with the amendment, the option holders’ ability to put the exercised Amended Option shares to the Company in order to attain liquidity was exchanged for the right by the holders to exercise these options and sell the related shares on the NASDAQ exchange. As a result of the put right no longer being applicable, the options were no longer considered temporary equity and were reclassified to stockholders equity at the time of the exchange.

Options under 2020 Plan

The following table summarizes activity for options outstanding under the 2020 Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value
Outstanding at January 1, 2021	11,876	—
Granted	251	$32.16
Forfeited	(156)	$3.30
Exercised	(996)	$2.18		$23,220
2020 Plan options outstanding at March 31, 2021	10,975	$3.13	5.26	$206,866
2020 Plan options exercisable at March 31, 2021	6,574	$1.79	3.56	$132,747

The detail of options outstanding, vested and exercisable under the 2020 Plan as of March 31, 2021 is as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)
$0.15 to $0.71	2,382	*	2,382	—
$2.15	863	3.9	863	3.9
$2.50	2,475	5.2	1,846	5.1
$2.67	660	5.9	283	5.9
$3.17	1,486	7.0	735	7.1
$3.73	2,175	8.5	465	8.2
$4.70	683	8.9	—	—
$32.16	251	9.9	—	—
	10,975		6,574

*Amended Options have indefinite contractual lives

The Board intends all options granted to be exercisable at a price per share not less than the per share fair market value of the Company’s Class A common stock underlying the options on the date of grant. Compensation expense for new option awards issued subsequent to the Offering to participants under the 2020 Plan are measured based on the grant date fair value of the awards and recognized in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform the requisite services. The vesting period is generally one to four years. The grant date fair value of options is estimated using the Black-Scholes model.

There were no options issued or outstanding under the 2020 Plan for the three months ended March 31, 2020. The Company issued 251 options under the 2020 Plan during the three months ended March 31, 2021. The assumptions used in the Black-Scholes model to determine the value of the options issued during the three months ended March 31, 2021 are as follows:

Fair market value of common stock	$32.16
Volatility	36.8%
Expected term (years)	6.0
Expected dividend yield	—%
Risk-free interest rate	0.4%

The fair market value of common stock reflects the market closing price on NASDAQ on the option grant date. As of the valuation date, the Company lacked sufficient historical data on the volatility of its stock price. Selected volatility is representative of expected future volatility and was based on the historical and implied volatility of comparable publicly traded companies over a similar expected term. The expected term represents the term the options are expected to be exercised over, which differs from the term of the option grants which is ten years. The Company does not expect to pay dividends. The risk-free interest rate was based on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected term of the option grants.

During the three months ended March 31, 2021, the Company recognized aggregate stock-based compensation expense for options and Converted SARs that were exchanged for options under the 2020 Plan of $3,768.  At March 31, 2021, $30,605 of unrecognized compensation expense associated with options and Converted SARs is expected to be recognized over a weighted average period of approximately 3.6 years.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2021:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2021	101	$23.80
Granted	281	32.22
Vested	(6)	35.09
Forfeited	—	—
Outstanding at March 31, 2021	376	$30.51

There were no RSUs issued or outstanding for the three months ended March 31, 2020. Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years.  Vested RSUs are settled by issuing Class A shares or the equivalent value in cash at the Board’s discretion. During the three months ended March 31, 2021, the Company recognized stock-based compensation expense for RSUs of $436. At March 31, 2021, $10,775 of unrecognized compensation cost for RSUs is expected to be recognized over a weighted average period of approximately 3.8 years.

Restricted Stock Awards

The following table summarizes RSA activity for the three months ended March 31, 2021:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2021	670	$19.00
Granted	—	—
Vested	—	—
Forfeited	(7)	19.00
Outstanding at March 31, 2021	663	$19.00

There were no RSAs issued or outstanding for the three months ended March 31, 2020. Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participants are required to perform services in exchange for the award, which is generally one to four years.  Vested RSAs are settled by issuing Class A shares upon vesting.  During the three months ended March 31, 2021, the Company recognized stock-based compensation expense for RSAs of $2,209, net of forfeitures related to these awards. At March 31, 2021, $6,588 of unrecognized compensation cost for RSAs is expected to be recognized over a weighted average period of approximately 2.4 years.

Employee Stock Purchase Plan

The ESPP permits participants to purchase Class A common stock through payroll deductions of up to a specified percentage of their eligible compensation. The maximum number of shares that may be purchased by a participant during any offering period is determined by the plan administrator in advance of each offering period.

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

During the three months ended March 31, 2021, the Company recorded stock-based compensation expense of $130 related to the ESPP. There were no shares of Class A common stock purchased under the ESPP during the three months ended March 31, 2021 as the current offering period does not end until May 31, 2021. As of March 31, 2021,  there was approximately $88 of unrecognized ESPP stock-based compensation cost that is expected to be recognized on a straight-line basis over the remaining term of the current offering period.

The fair value of ESPP purchase rights is comprised of the value of the 15% ESPP discount and the value associated with the Call/Put over the ESPP offering period. The value of the Call/Put for the current offering period (December 1, 2020 – May 31, 2021) was estimated using the Black-Scholes model with the following assumptions:

Current
Offering Period
Fair market value of common stock	$25.83
Volatility	35.00%
Expected term (years)	0.50
Expected dividend yield	-%
Risk-free interest rate	0.11%

The Company lacks sufficient historical data on the volatility of its stock price. Selected volatility is representative of expected future volatility and was based on the historical and implied volatility of comparable publicly traded companies over a similar expected term. The expected term represents the term of the ESPP offering period, which is generally six months. The Company does not expect to pay dividends after the Offering. The risk-free interest rate was based on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected term of the award at the date nearest the offering term.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to incentive awards as follows:

	March 31,
	2021	2020
Stock-based compensation expense:
SARs and Converted SARs	$3,391	$34,920
Stock options	377	-
RSUs	436	-
RSAs	2,209	-
ESPP	130	-
Total stock-based compensation expense	$6,543	$34,920

The Company recognized stock-based compensation cost in the condensed consolidated statements of comprehensive income (loss) as follows:

	March 31,
	2021	2020
Stock-based compensation expense:
Cost of revenues, software subscriptions	$560	$3,492
Cost of revenues, services	594	5,238
Research and development	561	3,492
Selling and marketing	1,287	6,984
General and administrative	3,541	15,714
Total stock-based compensation expense	$6,543	$34,920

13.   LEGAL PROCEEDINGS

The Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is not aware of any such legal proceedings or claims that management believes will have a material adverse effect on its business, financial condition, or operating results.

14.   SUBSEQUENT EVENTS

On May 12, 2021, the Company acquired EVAT Solutions Limited and its subsidiaries, doing business as Taxamo (collectively “Taxamo”), a cloud-based pioneer in tax and payment automation for global e-commerce and marketplaces for approximately $200,000 in cash on hand. The acquisition supports and accelerates the Company’s growth strategies across ecommerce platforms and marketplaces in the enterprise and mid-market in Europe and North America, and among its existing global customers. The Company’s accounting for the Taxamo acquisition, including whether it constitutes an asset or business purchase, is preliminary.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Special Note Regarding Forward-Looking Statements” above.

Overview

Vertex is a leading global provider of indirect tax software and solutions. Our mission is to deliver the most trusted tax technology enabling global businesses to transact, comply and grow with confidence. Vertex provides cloud-based and on-premise solutions that can be tailored to specific industries for every major line of indirect tax, including sales and consumer use, value added and payroll. Headquartered in North America, and with offices in South America and Europe, Vertex employs over 1,200 professionals and serves companies across the globe.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a significantly faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 32.3% and 25.1% of software subscription revenue from cloud-based subscriptions during the three months ended March 31, 2021 and 2020, respectively. While our on-premise software subscription revenue comprises 67.7% of our 2021 software subscription revenue, it continues to decrease as a percentage of total software subscription revenue as cloud-based subscriptions accelerate.

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

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $98.2 million and $89.2 million for the three months ended March 31, 2021 and 2020, respectively. We had net income of $2.3 million and a net loss of $29.1 million for the three months ended March 31, 2021 and 2020, respectively. Adjusted EBITDA was $18.2 million and $15.3 million for the three months ended March 31, 2021 and 2020, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of non-GAAP financial measures and their comparison to GAAP financial measures.

Recent Developments

Taxamo Acquisition

On May 12, 2021, we acquired EVAT Solutions Limited and its subsidiaries, doing business as Taxamo (collectively “Taxamo”), a cloud-based pioneer in tax and payment automation for global e-commerce and marketplaces for approximately $200.0 million in cash on hand. This acquisition supports and accelerates our growth strategies across ecommerce platforms and marketplaces in the enterprise and mid-market in Europe and North America, and among our existing global customers.

Impact of COVID-19

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

Our cash collections for the year were consistent with our expectations as some of the procedural disruptions that customers experienced as they shifted to remote work early in the year stabilized by the end of 2020. We believe that we may see delays in collections in 2021 as the pandemic continues to generate economic uncertainty. However, we do not believe that these delays will materially impact our business; we continue to expect that we will be able to collect amounts due under subscription contracts from customers experiencing issues as a result of the COVID-19 pandemic, and we have not recorded additional credit losses associated with the allowance for doubtful accounts in connection with any delays. Given that customers cannot forgo our monthly content updates, which are necessary to remain compliant with the most current regulations, we believe customers will continue to pay our renewal invoices in a timely, even if slightly elongated, manner. We believe that we currently have ample liquidity and capital resources to continue to meet our operating needs, and our ability to continue to service our debt or other financial obligations is not currently impaired. For a further description of our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Annual Recurring Revenue.

We derive the vast majority of our revenue from recurring software subscriptions. We believe Annual Recurring Revenue (“ARR”) provides us with visibility to our projected software subscription revenue in order to evaluate the health of our business. Because we recognize subscription revenue ratably, we believe investors can use ARR to measure our expansion of existing customer revenues, new customer activity, and as an indicator of future software subscription revenues. ARR is based on monthly recurring revenue (“MRR”) from software subscriptions for the most recent month at period end, multiplied by twelve. MRR is calculated by dividing the software subscription price, inclusive of discounts, by the number of subscription covered months. MRR only includes customers with MRR at the end of the last month of the measurement period.

	Three months ended
	March 31,
(Dollars in millions)	2021	2020	Year-Over-Year Change
Annual Recurring Revenue	$320.1	$284.2	$35.9	12.6%

ARR increased by $35.9 million or 12.6% for the three months ended March 31, 2021, as compared to the same period in 2020. The increase was primarily driven by $14.7 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases and $21.2 million of on-premise and cloud-based subscriptions of our tax solutions to new customers.

Net Revenue Retention Rate.

We believe that our Net Revenue Retention Rate (“NRR”) provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. We also believe it demonstrates to investors our ability to expand existing customer revenues, which is one of our key growth strategies. Our NRR refers to the ARR expansion during the 12 months of a reporting period for all customers who were part of our customer base at the beginning of the reporting period. Our NRR calculation takes into account any revenue lost from departing customers or customers who have downgraded or reduced usage, as well as any revenue expansion from migrations, new licenses for additional products or contractual and usage-based price changes.

	Three months ended
	March 31,
	2021	2020
Net Revenue Retention Rate	105%	109%

The 400 basis point decline in NRR from 109% for the three months ended March 31, 2020 to 105% for the same period in 2021 was primarily attributable to a reduction in sales growth to existing customers as compared to the prior year related to delays in signing deals due to their focus shifting to working remotely, and economic uncertainty in connection with the impact of the COVID-19 pandemic on their businesses.

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our New Credit Agreement. We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net income (loss) was $2.3 million and $(29.1) million for the three months ended March 31, 2021 and 2020, respectively, while our net income margin was 2.3% and (32.6%) over the same periods, respectively.

	Three months ended
	March 31
(Dollars in thousands)	2021	2020
Adjusted EBITDA:
Net income (loss)	$2,288	$(29,064)
Interest expense, net	535	569
Income tax (benefit) expense	(679)	250
Depreciation and amortization - property and equipment	2,827	2,869
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	5,905	4,567
Amortization of acquired intangible assets - selling and marketing expense	84	—
Stock-based compensation expense	6,543	34,920
Severance expense	531	1,183
Transaction costs	150	—
Adjusted EBITDA	$18,184	$15,294

Adjusted EBITDA Margin:
Total revenues	$98,236	$89,245
Adjusted EBITDA margin	18.5%	17.1%

The increase in Adjusted EBITDA for the three months ended March 31, 2021 of $2.9 million over the comparable period in 2020 is primarily driven by an increase in net income of $31.4 million, offset by the decrease in stock-based compensation of $28.4 million. Adjusted EBITDA margin increased to 18.5% for the three months ended March 31, 2021 compared to 17.1% for the comparable period in 2020.

Free Cash Flow and Free Cash Flow Margin.

We use free cash flow as a critical measure in the evaluation of liquidity in conjunction with related GAAP amounts. We also use this measure when considering available cash, including for decision making purposes related to dividends and discretionary investments. We consider free cash flow to be an important measure for investors because it measures the amount of cash we generate from our operations after our capital expenditures and capitalization of software development costs. In addition, we base certain of our forward-looking estimates and budgets on free cash flow and free cash flow margin. We define free cash flow as the total of net cash provided by operating activities, adjusted for the redemption of stock appreciation rights (“SARs”) in 2020 in connection with our initial public offering (the “Offering”) reflected as a reduction of cash provided by operating activities, less purchases of property and equipment and capitalized software. We define free cash flow margin as free cash flow divided by total revenues for the same period. Our net cash used in operating activities was $(3.0) million and $(6.4) million for the three months ended March 31, 2021 and 2020, respectively, while our operating cash flow margin was (3.0%) and (7.2%) over the same periods, respectively. Net cash used in investing activities was $(14.5) million and $(21.7) million for the three months ended March 31, 2021 and 2020, respectively. Net cash (used in) provided by financing activities was $(8.1) million and $103.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020
Free Cash Flow:
Cash used in operating activities	$(2,965)	$(6,417)
Property and equipment additions	(6,195)	(5,632)
Capitalized software additions	(2,221)	(3,706)
Free cash flow	$(11,381)	$(15,755)

Free Cash Flow Margin:
Total revenues	$98,236	$89,245
Free cash flow margin	(11.6)%	(17.7)%

Free cash flow increased by $4.4 million for the three months ended March 31, 2021 as compared to the same period in 2020.  This increase was primarily driven by an increase in net income of $31.4 million, offset by the decrease in stock-based compensation of $28.4 million. Historically, our cash flows in the first quarter are lower than the remaining calendar quarters as they are heavily influenced by annual employee bonus and other variable compensation payments.

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

Revenue is impacted by the timing of sales and our customers’ growth or contractions resulting in their need to expand or contract their subscription usage, the purchase of new solutions or the non-renewal of existing solutions. In addition, revenue will fluctuate with the cessation of extended product support fees charged for older versions of our software subscription solutions when they are retired and these fees are no longer charged. Contracts for on-premise licenses permit cancellations at the end of the license term, which is generally one year. Legacy cloud-based subscription contracts for multi-year periods previously provided customers the right to terminate their contract for services prior to the end of the subscription period at a significant penalty. This penalty requires the payment of a percentage of the remaining months of the then current contract term. Current cloud-based contracts do not contain such termination rights. Terminations of cloud-based subscriptions prior to the end of the subscription term have occurred infrequently and the impact has been immaterial. The allowance for subscription and non-renewal cancellations reflects an estimate of the amount of such cancellations and non-renewals based on past experience, current information and forward-looking economic considerations.

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

Fluctuations in services revenue are directly correlated to fluctuations in our subscription revenues with respect to implementation and training services as we have historically experienced an attachment rate to subscription sales for these services in excess of 60%. However, demand for services in 2020 exceeded historical levels as certain customers migrated to a newer version of the software which is not expected to be a significant driver of our services revenues growth in 2021. In addition, our managed services offering has continued to experience increased revenues associated with returns processing volume increases attributable to regulatory changes, as customers expanded their tax filings into more jurisdictions.

Cost of Revenue

Software Subscriptions

Cost of software subscriptions revenue consists of costs related to providing and supporting our software subscriptions and includes personnel and related expenses, including salaries, benefits, bonuses and stock-based compensation. In addition, cost of revenue includes direct costs associated with information technology, such as data center and software hosting costs, and tax content maintenance. Cost of revenue also includes amortization associated with direct labor and related expenses for capitalized internal-use software for cloud-based subscription solutions and software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets.  We plan to continue to significantly expand our infrastructure and personnel to support our future growth and increases in transaction volumes of our cloud-based solutions, including through acquisitions. We expect growth in our business will result in an increase in cost of revenue in absolute dollars.

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

Research and Development

Research and development expenses consist primarily of personnel and related expenses for our research and development activities, including salaries, benefits, bonuses and stock-based compensation, and the cost of third-party developers and other contractors. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred. For the three months ended March 31, 2021 and 2020, $2.2 million and $3.7 million of software development costs were capitalized, respectively. Capitalized software development costs consist primarily of employee-related and third-party labor costs.

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

Selling and Marketing Expenses

Selling expenses consist primarily of personnel and related expenses in support of sales and marketing efforts. These costs include salaries, benefits, bonuses and stock-based compensation. In addition, selling expense includes costs related to advertising and promotion efforts, branding costs, partner-based commissions, costs associated with our annual customer conferences and amortization of certain acquired intangible assets. We intend to continue to invest in our sales and marketing capabilities in the future to continue to increase our brand awareness and expect these costs to increase on an absolute dollar basis as we grow our business and continue to expand our market and partner ecosystem penetration. Sales and marketing expense in absolute dollars and as a percentage of total revenue may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods. In addition, travel restrictions due to COVID-19 continue to result in reductions in travel and external marketing events. These costs are expected to increase once travel and conference restrictions are lifted, although it is uncertain whether they will return to their historical levels experienced pre-COVID-19.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, information technology, legal, risk management, facilities and human resources staffing, including salaries, benefits, bonuses, severance, stock-based compensation, professional fees, insurance premiums, facility costs and other internal support costs.

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, integrate future acquisitions and incur additional costs associated with becoming a publicly listed company. As a public company, we expect to incur increased expenses related to accounting, tax and auditing activities, legal, insurance, SEC compliance and internal control compliance, including the design, implementation and testing of increasingly formalized systems of internal control over financial reporting.

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

Interest expense consists primarily of interest payments and other financing costs on our bank credit facility. Interest expense includes amortization of deferred financing fees over the term of the credit facility or  write-downs of such costs upon redemption of debt. Interest expense will vary as a result of fluctuations in the level of debt outstanding as well as interest rates on such debt. In addition, interest expense will include adjustments to the fair value of contracts that may be entered into to hedge risks associated with currency fluctuations for cash receipts or cash payments denominated in currencies other than U.S. dollars and which do not qualify for hedge accounting. In addition, changes in the settlement value of the future payment obligation for the Systax Sistemas Fiscais Limited (“Systax”) acquisition will be recorded as interest expense.

Interest income reflects earnings on investments of our cash on hand and on funds held for customers related to our managed outsourcing services. Interest income will vary as a result of fluctuations in the future level of funds available for investment and the rate of return available in the market on such funds.

Provision for Income Taxes

Prior to July 27, 2020, Vertex was taxed as an S-corporation for U.S. federal and certain state income tax purposes. As a result, net income or loss prior to this date has been allocated to and included on the income tax returns of the S-Corporation stockholders. Vertex was taxed at the corporate level in certain states where the S-Corporation status was not recognized or where the state imposed a tax on S-Corporations. Accordingly, the income tax provision or benefit for such periods was based on taxable income allocated to those states. In certain foreign jurisdictions, our subsidiaries were taxed at the corporate level, and the income tax provision or benefit is based on taxable income sourced to these foreign jurisdictions.

Effective as of July 27, 2020, Vertex converted to a C-Corporation, which resulted in our net income being taxed at the corporate level. As such, our provision for income taxes has increased since we are now subject to U.S. federal and state corporate income taxes.

Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, our consolidated financial statements and the notes with our Annual Report on Form 10-K filed with the SEC on March 15, 2021, and our Prospectus filed with the SEC on July 30, 2020. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The following table sets forth our consolidated statements of comprehensive income (loss) for the periods indicated.

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020	Period-Over-Period Change
Revenues:
Software subscriptions	$83,280	$75,760	$7,520	9.9%
Services	14,956	13,485	1,471	10.9%
Total revenues	98,236	89,245	8,991	10.1%
Cost of revenues:
Software subscriptions(1)	25,590	24,684	906	3.7%
Services(1)	11,343	14,778	(3,435)	(23.2)%
Total cost of revenues	36,933	39,462	(2,529)	(6.4)%
Gross profit	61,303	49,783	11,520	23.1%
Operating expenses:
Research and development(1)	11,459	13,079	(1,620)	(12.4)%
Selling and marketing(1)	20,150	24,333	(4,183)	(17.2)%
General and administrative(1)	24,852	37,636	(12,784)	(34.0)%
Depreciation and amortization	2,827	2,869	(42)	(1.5)%
Other operating (income) expense, net	(129)	111	(240)	(216.2)%
Total operating expenses	59,159	78,028	(18,869)	(24.2)%
Income (loss) from operations	2,144	(28,245)	30,389	107.6%
Interest expense, net	535	569	(34)	(6.0)%
Income (loss) before income taxes	1,609	(28,814)	30,423	105.6%
Income tax (benefit) expense	(679)	250	(929)	(371.6)%
Net income (loss)	2,288	(29,064)	31,352	107.9%
Other comprehensive loss from foreign currency translations and revaluations, net of tax	977	2,998	(2,021)	(67.4)%
Total comprehensive income (loss)	$1,311	$(32,062)	$33,373	104.1%
(1)	Includes stock-based compensation expenses as follows in the table below.

	Three months ended
	March 31
(In thousands)	2021	2020
Stock-based compensation expense:
Cost of revenues, software subscriptions	$560	$3,492
Cost of revenues, services	594	5,238
Research and development	561	3,492
Selling and marketing	1,287	6,984
General and administrative	3,541	15,714
Total stock-based compensation expense	$6,543	$34,920

The following table sets forth our results of operations as a percentage of our total revenue for the periods presented.

	Three months ended
	March 31
	2021	2020
Revenues:
Software subscriptions	84.8%	84.9%
Services	15.2%	15.1%
Total revenues	100.0%	100.0%
Cost of Revenues:
Software subscriptions	26.0%	27.7%
Services	11.5%	16.6%
Total cost of revenues	37.5%	44.3%
Gross profit	62.5%	55.7%
Operating expenses:
Research and development	11.7%	14.7%
Selling and marketing	20.5%	27.3%
General and administrative	25.3%	42.2%
Depreciation and amortization	2.9%	3.2%
Other operating (income) expense, net	(0.1)%	0.1%
Total operating expenses	60.3%	87.5%
Income (loss) from operations	2.2%	(31.8)%
Interest expense, net	0.5%	0.6%
Income (loss) before income taxes	1.7%	(32.4)%
Income tax (benefit) expense	(0.7)%	0.3%
Net income (loss)	2.4%	(32.7)%
Other comprehensive loss from foreign currency translations, net of tax	1.0%	3.4%
Total comprehensive income (loss)	1.4%	(36.1)%

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020	Period-over-Period change
Revenues:
Software subscriptions	$83,280	$75,760	$7,520	9.9%
Services	14,956	13,485	1,471	10.9%
Total revenues	$98,236	$89,245	$8,991	10.1%

Revenue increased $9.0 million, or 10.1%, to $98.2 million for the three months ended March 31, 2021 compared to $89.2 million for the three months ended March 31, 2020. The increase in software subscriptions revenue of $7.5 million, or 9.9%, was primarily driven by and increase of $7.3 million in revenues derived from our existing customers and a year over year increase of $0.2 million in revenues derived from new customers. Software subscriptions revenue derived from new customers averaged 7.5% of total software subscriptions revenue in both periods.

The $1.5 million increase in services revenue is primarily driven by an increase of $1.0 million in software subscription related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions. In addition, our managed services offering experienced a $0.5 million increase in recurring services revenue over the prior year due to returns processing volume increases related to regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenue

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020	Period-over-Period change
Cost of software subscription revenues	$25,590	$24,684	$906	3.7%

Cost of software subscriptions revenue increased $0.9 million, or 3.7%, to $25.6 million for the three months ended March 31, 2021 compared to $24.7 million for the three months ended March 31, 2020. This is primarily driven by a $3.8 million increase in costs of personnel supporting year-over-year growth of sales and customers and ongoing infrastructure investments to support expansion of customer transaction volumes for our cloud-based subscription customers. This increase is partially offset by a $2.9 million decrease in stock-based compensation for the three months ended March 31, 2021 over the same period in 2020. As a percentage of total revenue, the cost of software subscriptions revenue decreased to 26.0% for the three months ended March 31, 2021 compared to 27.7% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of total revenue, cost of software subscriptions revenue increased to 25.5% in 2021 compared to 23.7% in 2020.

Cost of Services Revenue

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020	Period-over-Period change
Cost of services revenuess	$11,343	$14,778	$(3,435)	(23.2)%

Cost of services revenue decreased $3.4 million, or 23.2%, to $11.3 million for the three months ended March 31, 2021 compared to $14.8 million for the three months ended March 31, 2020. This decline is primarily driven by a stock-based compensation decrease of $4.6 million for the three months ended March 31, 2021 over the same period in 2020. After adjusting for the decline in stock-based compensation expense, cost of services revenue is increasing $1.2 million primarily driven by an increase in costs of personnel supporting the service delivery areas to support revenue growth in software subscription related services and our managed services offering. As a percentage of total revenue, cost of services revenue decreased to 11.5% in 2021 compared to 16.6% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of total revenue, cost of services revenue increased to 10.9% in 2021 compared to 10.7% in 2020.

Research and Development

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020	Period-over-Period change
Research and development	$11,459	$13,079	$(1,620)	(12.4)%

Research and development expenses decreased $1.6 million, or 12.4%, to $11.5 million for the three months ended March 31, 2021 compared to $13.1 million for the three months ended March 31, 2020. However, this decline is primarily driven by a stock-based compensation decrease of $2.9 million for the three months ended March 31, 2021 over the same period in 2020. After adjusting for the decline in stock-based compensation expense, research and development expenses are increasing $1.3 million primarily driven by an increase in costs associated with increased development activity associated with nascent technologies and new solutions to address end-to-end data analysis and compliance needs of our customers. As a percentage of total revenue, research and development expenses decreased to 11.7% for the three months ended March 31, 2021 compared to 14.7% for the three months ended March 31, 2020. After excluding stock-based compensation expense, as a percentage of total revenue, research and development expenses increased to 11.1% in 2021 compared to 10.7% in 2020.

Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020	Period-over-Period change
Selling and marketing	$20,150	$24,333	$(4,183)	(17.2)%

Selling and marketing expenses decreased $4.2 million, or 17.2%, to $20.2 million for the three months ended March 31, 2021 compared to $24.3 million for the same period in 2020. However, this decline is primarily driven by a stock-based compensation decrease of $5.7 million for the three months ended March 31, 2021 over the same period in 2020. After adjusting for the decline in stock-based compensation expense, selling and marketing expenses are increasing $1.5 million primarily driven by an increase in payroll and related expenses associated with the growth in year-over-year subscription sales and services revenue and expansion of our partner and channel management programs. As a percentage of total revenue, selling and marketing expenses decreased to 20.5% for the three months ended March 31, 2021 compared to 27.3% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of total revenue, selling and marketing expenses decreased to 19.2% in 2021 compared to 19.4% in 2020.

General and Administrative

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020	Period-over-Period change
General and administrative	$24,852	$37,636	$(12,784)	(34.0)%

General and administrative expenses decreased $12.8 million, or 34.0%, to $24.9 million for the three months ended March 31, 2021 compared to $37.6 million for the same period in 2020. However, this decline is primarily driven by a stock-based compensation decrease of $12.2 million for the three months ended March 31, 2021 over the same period in 2020. After adjusting for the decline in stock-based compensation expense, general and administrative expenses are decreasing an additional $0.6 million primarily driven by a decrease in travel costs due to COVID-19 travel restrictions and an increase in capitalized costs associated with internal optimization efforts, partially offset by increased costs associated with public company status. As a percentage of total revenue, general and administrative expenses decreased to 25.3% for the three months ended March 31, 2021 compared to 42.2% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of total revenue, general and administrative expenses decreased to 21.7% in 2021 compared to 24.6% in 2020.

Provision for Taxes

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020	Period-over-Period change
Income tax (benefit) expense	$(679)	$250	$(929)	(371.6)%

Income tax expense decreased $0.9 million, or 371.6%, to $(0.7) million of income tax benefit for the three months ended March 31, 2021 compared to $0.3 million of income tax expense for the same period in 2020. The decrease was primarily due to a pretax loss resulting from an increase in stock-based compensation in 2020 compared to the benefit for U.S. federal and state income taxes in 2021 now that we are taxed as a C-Corporation.  The income tax benefit in the three months ended March 31, 2021 is primarily driven by exercises of stock options partially offset by the unfavorable impact of limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m).

Liquidity and Capital Resources

As of March 31, 2021, we had cash and cash equivalents of $277.7 million and retained earnings of $24.7 million. Our primary sources of capital to date have been from sales of our solutions, and proceeds from bank lending facilities. In addition, on July 31, 2020, we received $423.0 million in proceeds from the Offering, net of underwriting fees and commissions, from the sale of 23,812,216 shares of Class A common stock and used a portion of the proceeds to pay off the $175.0 million term loan under the bank credit agreement. As a result, we have no outstanding bank debt after such redemption and at March 31, 2021. The net proceeds remaining after payment of Offering costs will be used for working capital and other corporate purposes as described in the Prospectus.

On May 12, 2021, we used approximately $200.0 million of our cash and cash equivalents to acquire Taxamo, a cloud-based pioneer in tax and payment automation for global e-commerce and marketplaces.

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

The following table presents a summary of our cash flows for the periods indicated:

	Three months ended
	March 31,
(Dollars in thousands)	2021	2020	Period-Over-Period Change
Net cash used in operating activities	$(2,965)	$(6,417)	$3,452	(53.8)%
Net cash used in investing activities	(14,516)	(21,656)	7,140	(33.0)%
Net cash (used in) provided by financing activities	(8,140)	103,654	(111,794)	(107.9)%
Effect of foreign exchange rate changes	(226)	(249)	23	(9.2)%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(25,847)	$75,332	$(101,179)	(134.3)%

Operating Activities. Net cash used in operating activities was $3.0 million for the three months ended March 31, 2021 compared to $6.4 million for the same period in 2020, a decrease of $3.5 million. The decrease in the use of cash from operating activities was driven primarily by an increase in net income of $31.4 million offset by a decrease in stock-based compensation of $28.4 million. Historically, our cash flows from operating activities are lower in the first quarter than the remaining calendar quarters as they are heavily influenced by annual employee bonus and other variable compensation payments made in the first quarter of each year.

Investing Activities. Cash used in investing activities was $14.5 million for the three months ended March 31, 2021 compared to $21.7 million for the same period in 2020, an decrease of $7.1 million. This decrease was primarily due to a decrease in cash paid for acquisitions of $6.2 million period over period. We acquired a controlling interest in Systax, a Brazilian transaction tax software and content subscription provider, for cash of $12.3 million during the three months ended March 31, 2020, partially offset by the acquisition of Tellutax, an Oregon-based computing edge technology company, for cash paid of $6.1 million during the three months ended March 31, 2021. For additional information on the Tellutax acquisition, see “Note 3 to the Interim Condensed Consolidated Financial Statements (unaudited) —Acquisition.”

Financing Activities. Cash (used in) provided by financing activities was $(8.1) million for the three months ended March 31, 2021 compared to $103.7 million for the same period in 2020, a decrease of $111.8 million. The three months ended March 31, 2020 included net borrowings under the bank credit agreement of $121.1 million, offset by distributions to stockholders of $17.2 million. None of this activity recurred in the comparable period in 2021. The three months ended

March 31, 2021 included $7.2 million in payments for taxes in connection with the exercise of stock options whereby the award holders returned shares to us to satisfy their tax obligations.

Debt. As of March 31, 2021, we had a $100 million line of credit with no outstanding borrowings. Interest on outstanding borrowings accrue at a Base Rate plus an applicable margin (3.25% as of March 31, 2021) or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (2.00% as of March 31, 2021). We have no outstanding bank debt at March 31, 2021.

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

Contractual Obligations and Commitments

Other than the redemption of our outstanding debt through use of a portion of the Offering proceeds, there have been no material updates or changes to our contractual obligations and commitments compared to contractual obligations and commitments described in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We use these non-GAAP financial measures to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, and to evaluate financial performance and liquidity. Our non-GAAP financial measures are presented as supplemental disclosure as we believe they provide useful information to investors and others in understanding and evaluating our results, prospects, and liquidity period-over-period without the impact of certain items that do not directly correlate to our operating performance and that may vary significantly from period to period for reasons unrelated to our operating performance, as well as comparing our financial results to those of other companies. Our definitions of these non-GAAP financial measures may differ from similarly titled measures presented by other companies and therefore comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non-GAAP financial measures should be considered in addition to, not as a substitute for, or in isolation from, the financial information prepared in accordance with GAAP financial measures, and should be read in conjunction with the consolidated financial statements included in this Quarterly Report on Form 10-Q.

We calculate these non-GAAP financial measures as follows:

●	Non-GAAP cost of revenues, software subscriptions is determined by adding back to GAAP cost of revenues, software subscriptions, the stock-based compensation expense, and depreciation and amortization of capitalized software costs and acquired intangible assets included in cost of revenues for the respective periods.
●	Non-GAAP cost of revenues, services is determined by adding back to GAAP cost of revenues, services, the stock-based compensation expense included in cost of revenues for the respective periods.
●	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense, and depreciation and amortization of capitalized software costs and acquired intangible assets included in cost of revenues for the respective periods.
●	Non-GAAP gross margin is determined by adding back to GAAP gross margin the impact of stock-based compensation expense, and depreciation and amortization of capitalized software costs and acquired intangible assets included in cost of revenues as a percentage of revenues for the respective periods.
●	Non-GAAP research and development expense and non-GAAP general and administrative expenses are determined by adding back to GAAP research and development expense and GAAP general and administrative expense the stock-based compensation expense and severance expense included in the applicable expense categories for the respective periods.
●	Non-GAAP selling and marketing expense is determined by adding back to GAAP selling and marketing expense the stock-based compensation expense and the amortization of acquired intangible assets included in selling and marketing expense for the respective periods.
●	Non-GAAP operating income is determined by adding back to GAAP operating income or loss the stock-based compensation expense, depreciation and amortization of capitalized software costs and acquired intangible assets, and severance expense included in GAAP operating income or loss for the respective periods.
●	Non-GAAP net income is determined by adding back to GAAP income or loss before income taxes the stock-based compensation expense, depreciation and amortization of capitalized software costs and acquired intangible assets – cost of subscription revenues, amortization of acquired intangible assets – selling and marketing expense, and severance expense included in GAAP income or loss before income taxes for the respective periods to determine non-GAAP income or loss before income taxes. Non-GAAP income or loss before income taxes is then adjusted for income taxes calculated using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5% and 2.0% for the 2021 and 2020 periods, respectively.
●	Adjusted EBITDA is determined by adding back to GAAP net income or loss the net interest income or expense, income taxes, depreciation and amortization of property and equipment, depreciation and amortization of capitalized software costs and acquired intangible assets – cost of subscription revenues, amortization of acquired intangible assets – selling and marketing expense, asset impairments, stock-based compensation expense, severance expense and transaction costs included in GAAP net income or loss for the respective periods.
●	Adjusted EBITDA margin is determined by dividing Adjusted EBITDA by total revenues for the respective periods.
●	Free cash flow is determined by net cash provided by (used in) operating activities and reducing it for purchases of property and equipment and capitalized software additions for the respective periods.

●	Free cash flow margin is determined by dividing free cash flow by total revenues for the respective periods.

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

	Three months ended
	March 31
(Dollars in thousands)	2021	2020
Non-GAAP cost of revenues, software subscriptions	$19,125	$16,625
Non-GAAP cost of revenues, services	$10,749	$9,540
Non-GAAP gross profit	$68,362	$63,080
Non-GAAP gross margin	69.7%	70.6%
Non-GAAP research and development expense	$10,898	$9,587
Non-GAAP selling and marketing expense	$18,779	$17,349
Non-GAAP general and administrative expense	$20,630	$20,739
Non-GAAP operating income	$15,357	$12,425
Non-GAAP net income	$11,042	$11,619

	Three months ended
	March 31
(Dollars in thousands)	2021	2020
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$25,590	$24,684
Stock-based compensation expense	(560)	(3,492)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(5,905)	(4,567)
Non-GAAP cost of revenues, software subscriptions	$19,125	$16,625

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$11,343	$14,778
Stock-based compensation expense	(594)	(5,238)
Non-GAAP cost of revenues, services	$10,749	$9,540

Non-GAAP Gross Profit:
Gross profit	$61,303	$49,783
Stock-based compensation expense	1,154	8,730
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	5,905	4,567
Non-GAAP gross profit	$68,362	$63,080

Non-GAAP Gross Margin:
Gross margin	62.5%	55.7%
Stock-based compensation expense as a percentage of revenues	1.2%	9.8%
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues as a percentage of revenues	6.0%	5.1%
Non-GAAP gross margin	69.7%	70.6%

Non-GAAP Research and Development Expense:
Research and development expense	$11,459	$13,079
Stock-based compensation expense	(561)	(3,492)
Non-GAAP research and development expense	$10,898	$9,587

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$20,150	$24,333
Stock-based compensation expense	(1,287)	(6,984)
Amortization of acquired intangible assets – selling and marketing expense	(84)	—
Non-GAAP selling and marketing expense	$18,779	$17,349

Non-GAAP General and Administrative Expense:
General and administrative expense	$24,852	$37,636
Stock-based compensation expense	(3,541)	(15,714)
Severance expense	(531)	(1,183)
Transaction costs	(150)	—
Non-GAAP general and administrative expense	$20,630	$20,739

Non-GAAP Operating Income:
Income (loss) from operations	$2,144	$(28,245)
Stock-based compensation expense	6,543	34,920
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	5,905	4,567
Amortization of acquired intangible assets – selling and marketing expense	84	—
Severance expense	531	1,183
Transaction costs	150	—
Non-GAAP operating income	$15,357	$12,425

Non-GAAP Net Income:
Income (loss) before income taxes	$1,609	$(28,814)
Stock-based compensation expense	6,543	34,920
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	5,905	4,567
Amortization of acquired intangible assets – selling and marketing expense	84	—
Severance expense	531	1,183
Transaction costs	150	—
Non-GAAP income before income taxes	14,822	11,856
Income tax adjustment at statutory rate	(3,780)	(237)
Non-GAAP net income	$11,042	$11,619

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

There have been no material updates or changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the period ended December 31, 2020.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 1 in the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents of $277.7 million as of March 31, 2021. In addition, the Company received proceeds, net of underwriter fees, from its Offering of $423.0 million on July 31, 2020, which it used to pay off outstanding debt of $175.0 million resulting in the Company having no outstanding bank debt after such redemption.

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

We are exposed to risk related to changes in interest rates. Borrowings under the bank credit agreement bear interest at rates that are variable. Increases in the bank prime or LIBOR rates would increase the interest rate on any outstanding borrowings. Any debt we incur in the future may also bear interest at variable rates.

Foreign Currency Exchange Risk

Our revenue and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenue and other operating results as expressed in U.S. dollars. For the three months ended March 31, 2021 and 2020, approximately 1% of our revenues were generated in currencies other than U.S. dollars in each respective period.

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

Inflation

Historically, we do not believe that inflation had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Solely as a result of the material weakness described below, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

We have performed additional analyses, reconciliations, and other post-closing procedures and have concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Previously Identified Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, we identified a material weakness in our internal control over financial reporting due to an insufficient process for the provision and governance of user access to financially significant systems that resulted in a lack of segregation of duties related to journal entries.

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

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors.” You should carefully consider these risks, together with management’s discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. If any of the events contemplated should occur, our business, results of operations, financial condition and cash flows could suffer significantly.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002						X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	Inline XBRL Instance Document						X
101.SCH	Inline XBRL Taxonomy Extension Schema Document						X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document						X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex, Inc.

Date: May 13, 2021	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: May 13, 2021	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)