Form 10-Q
period 2021-06-30
Vertex, Inc.
filed 2021-08-12
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39413

VERTEX, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-2081753
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2301 Renaissance Blvd King of Prussia, Pennsylvania	19406
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 355-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock, Par Value $0.001 Per Share	VERX	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of August 9, 2021, the registrant had 39,963,083 shares of Class A common stock, $0.001 par value per share, and 108,017,000 shares of Class B common stock, $0.001 par value per share, outstanding.

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

●the potential effects on our business of the coronavirus disease 2019 (“COVID-19”) pandemic;
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
●our ability to maintain and expand our strategic relationships with third parties;
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
●risks related to failures in information technology, infrastructure and third-party service providers;
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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our Annual Report on Form 10-K for the year ended December 31, 2020 and in other sections of this Quarterly Report on Form 10-Q, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements, and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2021 and December 31, 2020

(Amounts in thousands, except per share data)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,593	$303,051
Funds held for customers	31,060	9,222
Accounts receivable, net of allowance of $9,399, and $8,592, respectively	73,130	77,159
Prepaid expenses and other current assets	17,593	13,259
Total current assets	223,376	402,691
Property and equipment, net of accumulated depreciation	61,611	56,557
Capitalized software, net of accumulated amortization	34,364	31,989
Goodwill and other intangible assets	220,818	18,711
Deferred commissions	11,545	11,743
Deferred income tax asset	32,573	29,974
Operating lease right-of-use assets	22,156	—
Other assets	3,086	3,263
Total assets	$609,529	$554,928

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$11,694	$8,876
Accrued expenses	19,974	19,176
Distributions payable	—	2,700
Customer funds obligations	31,462	9,235
Accrued salaries and benefits	22,994	17,326
Accrued and deferred compensation, current	15,648	24,429
Deferred revenue	210,587	207,560
Current portion of long-term debt	—	882
Current portion of operating lease liabilities	3,641	—
Current portion of finance lease liabilities	271	—
Deferred rent and other	—	939
Purchase commitment and contingent consideration liabilities, current	10,458	845
Total current liabilities	326,729	291,968
Deferred compensation, net of current portion	4,244	5,010
Deferred revenue, net of current portion	12,025	14,702
Debt, net of current portion	—	225
Operating lease liabilities, net of current portion	26,726	—
Finance lease liabilities, net of current portion	334	—
Purchase commitment and contingent consideration liabilities, net of current portion	11,610	8,905
Deferred other liabilities	17	8,632
Total liabilities	381,685	329,442
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 300,000 shares authorized; 39,828 and 26,327 shares issued and outstanding, respectively	40	26
Class B common stock, $0.001 par value, 150,000 shares authorized; 108,017 and 120,117 shares issued and outstanding, respectively	108	120
Additional paid in capital	209,629	206,541
Retained earnings	25,530	21,926
Accumulated other comprehensive loss	(7,463)	(3,127)
Total stockholders' equity	227,844	225,486
Total liabilities and stockholders' equity	$609,529	$554,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2021 and 2020

(Amounts in thousands, except per share data)

	Three months ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	$89,604	$77,306	$172,884	$153,066
Services	15,334	13,965	30,290	27,450
Total revenues	104,938	91,271	203,174	180,516
Cost of revenues:
Software subscriptions	26,829	26,001	52,419	50,685
Services	10,550	15,744	21,893	30,522
Total cost of revenues	37,379	41,745	74,312	81,207
Gross profit	67,559	49,526	128,862	99,309
Operating expenses:
Research and development	11,926	13,617	23,385	26,696
Selling and marketing	24,865	24,544	45,015	48,877
General and administrative	24,865	37,758	49,717	75,394
Depreciation and amortization	2,878	2,505	5,705	5,374
Other operating expense, net	4,483	103	4,354	214
Total operating expenses	69,017	78,527	128,176	156,555
Income (loss) from operations	(1,458)	(29,001)	686	(57,246)
Interest (income) expense, net	(385)	1,059	150	1,628
Income (loss) before income taxes	(1,073)	(30,060)	536	(58,874)
Income tax benefit	(1,881)	(985)	(2,560)	(735)
Net income (loss)	808	(29,075)	3,096	(58,139)
Other comprehensive loss from foreign currency translation adjustments and revaluations, net of tax	3,359	276	4,336	3,274
Total comprehensive loss	$(2,551)	$(29,351)	$(1,240)	$(61,413)

Net income (loss) attributable to Class A stockholders	$190	$(32)	$644	$(16)
Net income (loss) per Class A share, basic	$0.01	$(0.24)	$0.02	$(0.24)
Weighted average Class A common stock, basic	34,726	132	30,592	66
Net income (loss) attributable to Class A stockholders, diluted	$229	$(32)	$811	$(16)
Net income (loss) per Class A share, diluted	$0.01	$(0.24)	$0.02	$(0.24)
Weighted average Class A common stock, diluted	44,711	132	41,357	66

Net income (loss) attributable to Class B stockholders	$618	$(29,043)	$2,452	$(58,123)
Net income (loss) per Class B share, basic	$0.01	$(0.24)	$0.02	$(0.48)
Weighted average Class B common stock, basic	112,804	120,417	116,460	120,417
Net income (loss) attributable to Class B stockholders, diluted	$579	$(29,043)	$2,285	$(58,123)
Net income (loss) per Class B share, diluted	$0.01	$(0.24)	$0.02	$(0.48)
Weighted average Class B common stock, diluted	112,804	120,417	116,460	120,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit)
For the three and six months ended June 30, 2021 (unaudited)
(Amounts in thousands)

	Before Recapitalization				After Recapitalization						Accumulated
	Outstanding	Class A	Outstanding	Class B	Outstanding	Class A	Outstanding	Class B	Additional		Other	Treasury		Total	Options for
	Class A	Common	Class B	Common	Class A	Common	Class B	Common	Paid-in	Retained	Comprehensive	Shares	Treasury	Stockholders'	Redeemable
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Issued	Stock	Equity	Shares
Balance, January 1, 2021	—	$—	—	$—	26,327	$26	120,117	$120	$206,541	$21,926	$(3,127)	—	$—	$225,486	$—
ASC 842 transition adjustment	—	—	—	—	—	—	—	—	—	508	—	—	—	508	—
Exercise of stock options, net	—	—	—	—	640	1	—	—	(6,998)	—	—	—	—	(6,997)	—
Shares issued upon vesting of Restricted Stock Units, net	—	—	—	—	5	—	—	—	(34)	—	—	—	—	(34)	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,302	—	—	—	—	6,302	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	—	—	(977)	—	—	(977)	—
Net income	—	—	—	—	—	—	—	—	—	2,288	—	—	—	2,288	—
Balance, March 31, 2021	—	—	—	—	26,972	27	120,117	120	205,811	24,722	(4,104)	—	—	226,576	—
Exercise of stock options, net	—	—	—	—	462	1	—	—	(3,293)	—	—	—	—	(3,292)	—
Shares issued upon vesting of Restricted Stock Awards	—	—	—	—	234	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,101	—	—	—	—	6,101	—
Shares issued under ESPP	—	—	—	—	60	—	—	—	1,010	—	—	—	—	1,010	—
Class B shares exchanged for Class A shares	—	—	—	—	12,100	12	(12,100)	(12)	—	—	—	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	—	—	(3,359)	—	—	(3,359)	—
Net income	—	—	—	—	—	—	—	—	—	808	—	—	—	808	—
Balance, June 30, 2021	—	$—	—	$—	39,828	$40	108,017	$108	$209,629	$25,530	$(7,463)	—	$—	$227,844	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit)
For the three and six months ended June 30, 2020 (unaudited)
(Amounts in thousands)

	Before Recapitalization				After Recapitalization						Accumulated
	Outstanding	Class A	Outstanding	Class B	Outstanding	Class A	Outstanding	Class B	Additional		Other	Treasury		Total	Options for
	Class A	Common	Class B	Common	Class A	Common	Class B	Common	Paid In	Accumulated	Comprehensive	Shares	Treasury	Stockholders'	Redeemable
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Loss	Issued	Stock	Deficit	Shares
Balance, January 1, 2020	147	$—	120,270	$54	—	$—	—	$—	$—	$(90,701)	$(491)	41,910	$(38,638)	$(129,776)	$17,344
Remeasurement of options for redeemable shares	—	—	—	—	—	—	—	—	—	(15,242)	—	—	—	(15,242)	15,242
Distributions declared	—	—	—	—	—	—	—	—	—	(4,010)	—	—	—	(4,010)	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	—	—	(2,998)	—	—	(2,998)	—
Net loss	—	—	—	—	—	—	—	—	—	(29,064)	—	—	—	(29,064)	—
Balance, March 31, 2020	147	—	120,270	54	—	—	—	—	—	(139,017)	(3,489)	41,910	(38,638)	(181,090)	32,586
Remeasurement of options for redeemable shares	—	—	—	—	—	—	—	—	—	(14,637)	—	—	—	(14,637)	14,637
Exercise of stock options, net	—	—	173	—	—	—	—	—	—	53	—	—	—	53	—
Distributions declared	—	—	—	—	—	—	—	—	—	(123,185)	—	—	—	(123,185)	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	—	—	(276)	—	—	(276)	—
Net loss	—	—	—	—	—	—	—	—	—	(29,075)	—	—	—	(29,075)	—
Balance, June 30, 2020	147	$—	120,443	$54	—	$—	—	$—	$—	$(305,861)	$(3,765)	41,910	$(38,638)	(348,210)	$47,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2021 and 2020
(Amounts in thousands)

	Six Months Ended
	June 30,
	2021	2020

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$3,096	$(58,139)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,697	15,416
Provision for subscription cancellations and non-renewals, net of deferred allowance	994	154
Amortization of deferred financing costs	106	428
Stock-based compensation expense	12,828	76,596
Deferred income tax benefit	(2,812)	(1,057)
Non-cash operating lease costs	1,867	—
Other	66	14
Changes in operating assets and liabilities:
Accounts receivable	10,993	7,093
Advances to stockholders	(2)	53
Prepaid expenses and other current assets	(3,396)	(1,717)
Deferred commissions	198	807
Accounts payable	2,515	2,911
Accrued expenses	(5,707)	(1,481)
Accrued and deferred compensation	(8,301)	(10,804)
Deferred revenue	(1,220)	(7,353)
Operating lease liabilities	(2,532)	—
Other	75	(2,165)
Net cash provided by operating activities	26,465	20,756
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(193,591)	(12,318)
Property and equipment additions	(15,888)	(10,565)
Capitalized software additions	(5,125)	(7,264)
Net cash used in investing activities	(214,604)	(30,147)
Cash flows from financing activities:
Net increase in customer funds obligations	22,227	2,622
Proceeds from line of credit	—	12,500
Principal payments on line of credit	—	(12,500)
Proceeds from long-term debt	—	175,000
Principal payments on long-term debt	—	(51,009)
Payments for deferred financing costs, net	—	(2,904)
Proceeds from purchases of stock under ESPP	1,010	—
Payments for taxes related to net share settlement of stock-based awards	(10,715)	—
Proceeds from exercise of stock options	391	52
Distributions to stockholders	—	(140,378)
Distributions under Tax Sharing Agreement	(2,700)	—
Payments for purchase commitment liability	(788)	—
Payments on finance lease liabilities	(685)	—
Net cash provided by (used in) financing activities	8,740	(16,617)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(221)	(204)
Net decrease in cash, cash equivalents and restricted cash	(179,620)	(26,212)
Cash, cash equivalents and restricted cash, beginning of period	312,273	83,495
Cash, cash equivalents and restricted cash, end of period	$132,653	$57,283
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$101,593	$47,295
Restricted cash—funds held for customers	31,060	9,988
Total cash, cash equivalents and restricted cash, end of period	$132,653	$57,283

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

On May 12, 2021, the Company acquired 95% of the outstanding equity of EVAT Solutions Limited (“EVAT”) and its subsidiaries, doing business as Taxamo (collectively “Taxamo”), a cloud-based provider of tax and payment automation for global eCommerce and marketplaces. As the Company has a controlling interest in Taxamo, its accounts have been included in the condensed consolidated financial statements from the acquisition date.

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the SEC on March 15, 2021. The interim condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements included in the 2020 Annual Report. The accompanying interim condensed consolidated balance sheet as of June 30, 2021, the interim condensed consolidated statements of comprehensive loss and changes in equity (deficit) for the three and six months ended June 30, 2021 and 2020, and interim condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.

Segments

The Company operates its business as one operating segment. For the three and six months ended June 30, 2021 approximately 7% and 6%, respectively, of the Company’s revenues were generated outside the U.S. For the three and six months ended June 30, 2020, revenues generated outside of the U.S. were approximately 3% in each respective period.

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

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses during the reporting period. Significant estimates used in preparing these condensed consolidated financial statements include: (i) the estimated allowance for subscription cancellations, (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) the reserve for self-insurance, (iv) assumptions related to achievement of technological feasibility for software developed for sale, (v) product life cycles, (vi) estimated useful lives and potential impairment of long-lived assets, intangible assets, (vii) potential impairment of goodwill, (viii) determination of the fair value of tangible and intangible assets acquired, liabilities assumed and consideration transferred in acquisitions, (ix) amortization period of material rights and deferred commissions (x) valuation of the Company’s stock used to measure stock-based compensation awards, (xi) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of stock-based compensation awards, (xii) measurement of future purchase commitment and contingent consideration liabilities and (xiii) the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements or tax returns. Actual results may differ from these estimates.

Software Development Costs

Internal-Use Software

The Company follows Accounting Standard Codification (“ASC”) 350-40, Goodwill and Other, Internal-Use Software, to account for development costs incurred for the costs of computer software developed or obtained for internal use. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Internal-use software is included in internal-use software developed in property and equipment in the condensed consolidated balance sheets once available for its intended use and is depreciated over periods between 3 to 5 years. Depreciation expense for internal-use software utilized for cloud-based solutions and for software for internal systems and tools is included in cost of revenues, software subscriptions and depreciation and amortization expense, respectively, in the condensed consolidated statements of comprehensive loss.

Software Developed for Sale

The costs incurred for the development of computer software to be sold, leased, or otherwise marketed are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed, when technological feasibility has been established. Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods between 3 to 5 years and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive loss. Capitalized software costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies at least annually at December 31, and whenever events or circumstances make it more likely than not that impairment may have occurred.

Business Combinations

Upon acquisition of a company, the Company determines if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, liabilities assumed, consideration transferred and amounts attributed to noncontrolling interests, are recorded at fair value. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired, liabilities assumed, consideration transferred, and amounts attributed to noncontrolling interests at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these amounts. The determination of the fair values is based on estimates and judgments made by management. The Company’s estimates of fair value are based upon assumptions it believes to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments to these values as of the acquisition date are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired, liabilities assumed, consideration transferred and noncontrolling interests is received, and is not to exceed one year from the acquisition date (the “Measurement Period”). Thus the Company may record adjustments to the fair value of these tangible and intangible assets acquired, liabilities assumed, consideration transferred and noncontrolling interests, with the corresponding offset to goodwill during this Measurement Period. Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided the Company is within the Measurement Period, with any adjustments to amortization of new or previously recorded identifiable intangibles being recorded to the consolidated statements of comprehensive loss in the period in which they arise. In addition, if outside of the Measurement Period, any subsequent adjustments to the acquisition date fair values are reflected in the consolidated statements of comprehensive loss in the period in which they arise.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. The Company evaluates goodwill for impairment annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred.

Stock-Based Compensation

The Company’s Registration Statement on Form S-1 with the SEC was declared effective on July 28, 2020, resulting in the Class A shares being registered and available for trading on the NASDAQ exchange (the “Offering”). On the effective date of the Offering, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”) and the 2020 Employee Stock Purchase Plan (the “ESPP”), which provide for the award of stock appreciation rights (“SARs”), stock options (“options”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and participation in the ESPP (collectively, the "awards").

The awards are subject to, and the Company applies, the guidance set forth in ASC 718, Compensation—Stock Compensation, ("ASC 718") for the award of equity-based instruments.

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

Stock-based compensation expense for RSAs and RSUs is based on the fair value of the Company’s underlying common stock on the date of grant. Compensation cost is recognized on a straight-line basis over the requisite service or performance period associated with the award. Stock-based compensation expense for awards subject to performance-based measurement criteria is recognized when achievement of performance targets is deemed probable.

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

Reimbursable Costs

Reimbursable costs passed through and invoiced to customers of the Company are recorded as services revenues with the associated expenses recorded as cost of revenues, services in the condensed consolidated statements of comprehensive loss.

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

Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures are as follows for the respective periods:

	For the six months ended
	June 30,
	2021	2020

	(unaudited)
Cash paid for interest	$119	$1,360
Cash paid for income taxes, net of refunds	$966	$490
Operating cash flows from operating leases	$2,701	$—

Non-cash investing and financing activities:
Purchase commitment and contingent consideration liabilities	$12,736	$14,344
Remeasurement of options for redeemable shares	$—	$29,879
Leased assets obtained in exchange for new finance lease liabilities	$173	$—

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

The Company elected the "package of three" practical expedients permitted under the transition guidance, which allows (i) a carry forward of the historical lease classification conclusions, (ii) management to assess whether a contract is or contains a lease, and (iii) the retention of initial direct costs for any leases that exist prior to adoption of the new standard.

As a result of the adoption of ASC 842 on January 1, 2021, the Company recorded both operating lease right-of-use assets of $24,004 and operating lease liabilities of $32,562. An adjustment to retained earnings of $508, net of the deferred tax impact, was also recorded. The adoption of ASC 842 had an immaterial impact on the condensed consolidated statement of comprehensive loss for the three and six months ended June 30, 2021, and the condensed consolidated cash flow statement for the six months ended June 30, 2021. The adoption of this standard also resulted in a change in the naming convention for leases classified historically as capital leases. These leases are now referred to as finance leases within property and equipment, with corresponding short-term and long-term debt liabilities being presented as “Current portion of finance lease liabilities” and “Finance lease liabilities, net of current portion,” respectively. See Note 7 for further information.

The Company does not recognize leases with an initial term less than one year (“short-term leases”) on its condensed consolidated balance sheets, and recognizes such lease payments in the condensed consolidated statements of comprehensive loss on a straight-line basis over the lease term. Leases with an option to extend the related lease term or terminate early are reflected in the lease term when it is reasonably certain that the Company will exercise such options.

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”) which replaces the existing incurred loss impairment model with an expected credit loss model and requires financial assets, including trade receivables, to be measured at amortized cost to be presented at the net amount expected to be collected. ASU 2016-13 is effective for annual periods, and interim periods within those years, beginning after December 15, 2019, for business entities that are public and meet the definition of an SEC filer (excluding smaller reporting companies), and after December 15, 2022 for all other entities. The Company adopted this standard effective January 1, 2021, and this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which simplifies the accounting for income taxes. The guidance in ASU 2019-12 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, for business entities that are public, and after December 15, 2021, including interim periods within those annual periods, for all other entities, with early adoption permitted. The Company adopted this standard effective January 1, 2021, and this guidance did not have a material impact on the  Company’s condensed consolidated financial statements.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of coronavirus disease 2019 (“COVID-19”) to be a pandemic. The COVID-19 pandemic is continuing to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. To protect the health and well-being of Company employees and customers, substantial modifications were made to employee travel policies, and our offices were closed, and remained closed through June 30, 2021, with employees directed to work from home. In addition, conferences and other marketing events were cancelled or shifted to virtual-only, and the Company continued to participate virtually through June 30, 2021. The COVID-19 pandemic has impacted, and may continue to impact, Company operations, including employees, customers and partners, and there is substantial uncertainty regarding the nature and degree of its continued effects over time.

The Company did not experience any significant reductions in sales, revenues or collections through June 30, 2021 as a result of COVID-19. The uncertainty caused by the COVID-19 pandemic could, however, impact Company billings to new customers for the remainder of 2021, and may also negatively impact Company efforts to expand revenues from existing customers as they continue to evaluate certain long-term projects and budget constraints. In addition to the potential impact on sales, the Company may see delays in collections during 2021 as customers adjust their operating protocols to accommodate implementation of new criteria to protect the health and well-being of their employees and customers. However, these delays are not expected to materially impact the business, and thus the Company has not recorded additional credit losses associated with the allowance for doubtful accounts in connection with any delays. The

Company believes it has ample liquidity and capital resources to continue to meet its operating needs and to service debt and other financial obligations.

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

2.     REVENUE RECOGNITION

See Note 1 for a description of the Company’s revenue recognition accounting policy.

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Software subscriptions:
Software licenses	$57,525	$57,194	$113,875	$113,919
Cloud subscriptions	32,079	20,112	59,009	39,147
Software subscriptions	89,604	77,306	172,884	153,066
Services	15,334	13,965	30,290	27,450
Total revenues	$104,938	$91,271	$203,174	$180,516

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $9,399 and $8,592 at June 30, 2021 and December 31, 2020, respectively.

The allowance represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the six months ended	For the year ended
	June 30, 2021	December 31, 2020
	(unaudited)
Balance, beginning of period	$77,159	$70,367
Balance, end of period	73,130	77,159
(Decrease) increase, net	$(4,029)	$6,792

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period or over the amortization period of material rights. Deferred revenue is reflected net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $6,267 and $6,432 at June 30, 2021 and December 31, 2020, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended June 30,
	2021		2020
	Balance	Net Change	Balance	Net Change
Allowance balance, April 1	$(8,059)		$(7,476)
Allowance balance, June 30	(9,399)		(7,669)
Change in allowance		$1,340		$193
Deferred allowance balance, April 1	5,515		5,118
Deferred allowance balance, June 30	6,267		5,335
Change in deferred allowance		(752)		(217)
Net amount charged to revenues		$588		$(24)

	For the six months ended June 30,
	2021		2020
	Balance	Net Change	Balance	Net Change
Allowance balance, January 1	$(8,592)		$(7,515)
Allowance balance, June 30	(9,399)		(7,669)
Change in allowance		$807		$154
Deferred allowance balance, January 1	6,432		5,614
Deferred allowance balance, June 30	6,267		5,335
Change in deferred allowance		165		279
Net amount charged to revenues		$972		$433

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets.

The tables provide information about the balances of and changes to deferred revenue for the following periods:

	As of June 30,	As of December 31,
	2021	2020
	(unaudited)
Balances:
Deferred revenue, current	$210,587	$207,560
Deferred revenue, non-current	12,025	14,702
Total deferred revenue	$222,612	$222,262

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Changes to deferred revenue:
Beginning balance	$218,133	$201,484	$222,262	$205,791
Additional amounts deferred	109,417	88,224	203,524	173,162
Revenues recognized	(104,938)	(91,271)	(203,174)	(180,516)
Ending balance	$222,612	$198,437	$222,612	$198,437

Contract costs

Deferred sales commissions earned by the Company’s sales force and certain sales incentive programs and vendor referral agreements are considered incremental and recoverable costs of obtaining a contract with a customer. An asset is recognized for these incremental contract costs and reflected as deferred commissions in the condensed consolidated balance sheets. These contract costs are amortized on a straight-line basis over a period consistent with the transfer of the associated product and services to the customer, which is generally three years. Amortization of these costs are included in selling and marketing expense in the condensed consolidated statements of comprehensive loss. The Company periodically reviews these contract assets to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these assets. There were no impairment losses recorded for the periods presented.

The table provides information about the changes to contract cost balances as of and for the following periods:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Deferred commissions:	(unaudited)		(unaudited)
Beginning balance	$11,693	$10,563	$11,743	$11,196
Additions	2,135	1,630	4,193	2,694
Amortization	(2,283)	(1,803)	(4,391)	(3,500)
Ending balance	$11,545	$10,390	$11,545	$10,390

3.    BUSINESS COMBINATIONS

Taxamo

On May 12, 2021, the Company acquired 95% of the outstanding equity of EVAT and its wholly owned subsidiaries (collectively “Taxamo”), a cloud-based provider of tax and payment automation for global eCommerce and marketplaces. This acquisition supports the Company’s growth strategies across eCommerce platforms and marketplaces in Europe and North America.

The preliminary purchase price for the Taxamo acquisition was $200,689 as of the acquisition date, consisting of (i) $190,153 of cash paid at closing, partially offset by $2,662 of Taxamo’s cash received in the acquisition resulting in net cash consideration at closing of $187,491, (ii) an acquisition holdback with an estimated fair value upon acquisition of $502, and (iii) an option to purchase from and an option for the remaining shareholder to sell, the remaining 5% of the outstanding equity of EVAT (the “Option”) at a fixed amount between August and December 2021 for an estimated fair value of $10,034. The Company recorded the estimated fair value of the Option payment amount in purchase commitment and contingent consideration liabilities, current on the condensed consolidated balance sheets. Cash consideration was funded by the Company from available cash on hand.

The following table summarizes the preliminary purchase price for Taxamo:

May 12, 2021
(unaudited)
Cash paid to Taxamo sellers at closing	$190,153
Fair value of acquisition holdbacks	502
Fair value of purchase commitment liability	10,034
Total	$200,689

The Company’s accounting for the Taxamo acquisition is preliminary. The purchase price is subject to purchase price adjustments related to the final determination of Taxamo’s cash, net working capital, and taxes as of May 12, 2021. The Taxamo acquisition was accounted for as a business combination. The total preliminary purchase price was allocated to the net assets acquired based on management’s determination of their estimated fair values using available information as of the acquisition date. The excess of purchase consideration over the net assets acquired is recorded as goodwill, which primarily reflects the value of acquired technology, and the existence of intangible assets not recognized under U.S. GAAP such as the value of the assembled workforce and other market factors. The Company expects that goodwill associated with the Taxamo acquisition will not be deductible for tax purposes. The preliminary values recorded, which are reflected in the table below, will be adjusted during the Measurement Period as more detailed analyses are performed and further information becomes available regarding the fair values of these amounts on the acquisition date. The Company does not have a preliminary estimate of identifiable intangible assets as of June 30, 2021. A third-party expert has been engaged to assist in the valuation of identifiable intangible assets as part of the acquisition. Any subsequent adjustments to the preliminary values not associated with determination of their fair values on the acquisition date will be recorded in the condensed consolidated statements of comprehensive loss in the period in which the change is identified. Taxamo’s business and product offerings are being integrated into the Company's one operating segment.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed as recorded in the Company’s condensed consolidated balance sheet as of the acquisition date:

May 12, 2021
(unaudited)
Cash and cash equivalents	$2,441
Funds held for customers	221
Accounts receivable	7,783
Prepaid expenses and other current assets	908
Property and equipment	46
Goodwill	201,580
Accounts payable	(304)
Accrued expenses	(6,615)
Accrued compensation	(3,939)
Deferred other income	(1,432)
Total	$200,689

The transaction costs associated with the acquisition were $4,522 and were recorded in other operating expense, net for the three and six months ended June 30, 2021.

The Company has included the financial results of Taxamo in the condensed consolidated statement of comprehensive loss from the date of acquisition. As the Taxamo acquisition did not have a material impact on the Company’s reported revenue or net income for the three and six months ended June 30, 2021, pro forma financial information has not been presented.

Tellutax

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

The Tellutax Acquisition was accounted for as a business combination. The total purchase price was allocated to the net assets acquired based on management’s determination of their estimated fair values using available information as of the acquisition date. The excess of purchase consideration over the net assets acquired is recorded as goodwill, which primarily reflects the value of expected future synergies, the existence of intangible assets not recognized under U.S. GAAP such as the value of the assembled workforce and other market factors. The Company expects that goodwill associated with the Tellutax Acquisition will be deductible for tax purposes. The fair values of these amounts on the acquisition date, which are reflected in the table below, have been finalized. Any subsequent adjustments to these values will be recorded in the condensed consolidated statements of comprehensive loss in the period in which the change is identified.

The purchase price for the Tellutax Acquisition includes cash paid at closing plus an estimated fair value of contingent consideration of $2,200 (the “Tellutax Contingent Consideration”) as of January 25, 2021. The following table presents the allocation of the purchase price recorded in the condensed consolidated balance sheet as of the acquisition date:

January 25, 2021
(unaudited)
Capitalized Software - Developed technology	$3,600
Goodwill	4,700
Total	$8,300

The Company has included the financial results of Tellutax in the condensed consolidated statement of comprehensive loss from the date of acquisition. As the Tellutax Acquisition did not have a material impact on the Company’s reported revenue or net income for the three and six months ended June 30, 2021, pro forma financial information has not been presented.

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

The fair value of Tellutax Contingent Consideration is estimated using a Monte Carlo Simulation to compute the expected cash flows from earn-out payments specified in the purchase agreement. The Tellutax Contingent Consideration is based on three potential earn-out payments determined by periodic revenue achievements over a thirty-month period. Earn-out payments have no maximum limit, but if certain targets are not met, there will be no earn-out payment for the applicable measurement period. The estimated fair value of the Tellutax Contingent Consideration recorded as of the acquisition date was $2,200, see Note 4 for information on recurring fair value adjustments after the acquisition date.

Systax

On January 7, 2020, the Company acquired a 60% controlling interest in Systax, a provider of Brazilian transaction tax content and software. Cash consideration for the purchase was $12,374. This acquisition provided the Company with full access to a sizeable database of Brazilian tax content that is critical to supporting its global multi-national customers’ business expansion into Brazil.

The Company has a contractual purchase commitment to acquire the remaining 40% equity interest from the original Systax Quotaholders incrementally between 2021 through 2024. Future purchase commitment payments for these incremental acquisition amounts are based on a multiple of Systax revenue and earnings before interest, depreciation, amortization and income taxes (“EBITDA”) performance at the end of 2020, 2022 and 2023, whereby the Company will have full ownership after the final transaction in 2024. Management determined these future purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. The fair value of the Purchase Commitment Liability at the acquisition date was finalized to be $12,592. This amount will fluctuate as a result of changes in foreign currency exchange rates and is reflected in purchase commitment and contingent consideration liabilities in the condensed consolidated balance sheets, with such changes in exchange rates being reflected in other comprehensive income or loss in the condensed consolidated statements of comprehensive loss. The Purchase Commitment Liability was $9,750 at December 31, 2020 reflecting the impacts of such fluctuations in foreign currency exchange rates. Adjustments to the settlement date value that arise as a result of remeasurement at future balance sheet dates will be recorded as interest expense related to financing costs in the consolidated statements of comprehensive income or loss in the period the change is identified. No such adjustments have been recorded through June 30, 2021.

The Company acquired an additional 5% equity interest of Systax through a Purchase Commitment Liability payment of $788 during the three and six months ended June 30, 2021, increasing the Company’s equity interest in Systax to 65% and reducing the remaining Purchase Commitment Liability to $9,334 at June 30, 2021.

4.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company has investments in money market accounts, which are included in cash and cash equivalents on the condensed consolidated balance sheets. Fair value inputs for these investments are considered Level 1 measurements within the Fair Value Hierarchy since money market account fair values are known and observable through daily published floating net asset values.

The following table summarizes the Company’s Fair Value Hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of June 30, 2021	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$17,201	$17,201	$-	$-
Tellutax Contingent Consideration	$(2,276)	$-	$-	$(2,276)

	Fair Value Measurements Using
As of December 31, 2020	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$265,270	$265,270	$-	$-

Tellutax Contingent Consideration

As discussed in Note 3, the Tellutax Contingent Consideration is based on three potential earn-out payments determined by periodic revenue achievements over a thirty-month period. Such estimate represents a recurring fair value measurement with significant unobservable inputs, which management considers to be Level 3 measurements under the Fair Value Hierarchy. The significant assumptions used in these calculations included forecasted results and the estimated likelihood for each performance scenario.

The estimated fair value of the Tellutax Contingent Consideration was determined using a Monte Carlo Simulation valuation as of the acquisition date of January 25, 2021. Management performed a present value analysis as of June 30, 2021 using the outputs of the Monte Carlo Simulation as of the acquisition date, the term of 4.3 years as of the acquisition date was reduced to 3.9 years as of June 30, 2021 to reflect the passage of time, resulting in a $(76) fair value adjustment increasing the carrying value of the Tellutax Contingent Consideration liability at June 30, 2021 which was recorded in other operating expense, net for the three and six months ended June 30, 2021. Management used this approach as there were no significant changes identified in forecasted results or the estimated likelihood for each performance scenario since the acquisition date which could result in significant changes to potential earn-out payments.

Tellutax Contingent Consideration fair value as of June 30, 2021 and the acquisition date, and unobservable inputs used for the Monte Carlo Simulation valuation as of the acquisition date were as follows:

	June 30, 2021	January 25, 2021
Liability	Fair Value	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$(2,276)	$(2,200)	Monte Carlo Simulation	Revenue volatility	95.0%
				Revenue discount rate	20.3%
				Term (in years)	4.3

Changes in the fair value of Level 3 Tellutax Contingent Consideration during the six months ended June 30, 2021 were as follows:

Tellutax Contingent Consideration
Balance, January 1, 2021	$—
Acquisition of Tellutax	(2,200)
Fair value adjustments	(76)
Foreign currency translation adjustments	—
Balance, June 30, 2021	$(2,276)

Assets and Liabilities for Which Fair Value is Only Disclosed

The residual carrying amount of cash and cash equivalents and the carrying amount of funds held for customers were the same as their respective fair values and are considered Level 1 measurements.

The carrying amounts for accounts receivable, accounts payable, and accrued expenses approximate their relative fair values due to their short-term nature.

Non-recurring Fair Value Measurements

The Taxamo Acquisition on May 12, 2021 and the Tellutax Acquisition on January 25, 2021, were accounted for as business combinations and the total purchase price for each acquisiton was allocated to the net assets acquired and liabilities assumed based on their estimated fair values. See Note 3.

5.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of June 30,	As of December 31,
	2021	2020
	(unaudited)
Leasehold improvements	$21,017	$20,907
Equipment	41,485	41,410
Computer software purchased	11,684	11,620
Internal-use software developed:
Cloud-based customer solutions	67,037	65,423
Internal systems and tools	28,889	25,349
Furniture and fixtures	7,679	7,674
In-process internal-use software	12,636	3,304
	190,427	175,687
Less accumulated depreciation	(128,816)	(119,130)
Property and equipment, net	$61,611	$56,557

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,902 and $1,773 for the three months ended June 30, 2021 and 2020, respectively, and $3,808 and $3,948 for the six months ended June 30, 2021 and 2020, respectively Depreciation for property and equipment, excluding internal-use software developed for cloud-based customer solutions, is reflected in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

Finance lease amortization was $240 and $464 for the three and six months ended June 30, 2021, respectively, and depreciation expense for assets held under capital leases was $167 and $335 for the three and six months ended June 30, 2020, respectively. Finance lease amortization and depreciation expense for assets held under capital leases are included in depreciation and amortization expense in the condensed consolidated statements of comprehensive loss. Assets under finance leases of $1,070, net of accumulated amortization of $464, at June 30, 2021 are included in property and equipment in the condensed consolidated balance sheets. Assets under capital leases of $1,360, net of accumulated depreciation of $1,370, at December 31, 2020, are included in property and equipment in the condensed consolidated balance sheets.

The major components of internal-use software are as follows:

	As of June 30,	As of December 31,
	2021	2020
	(unaudited)
Internal-use software developed	$95,926	$90,772
Less accumulated depreciation	(71,868)	(65,090)
	24,058	25,682
In-process internal-use software	12,636	3,304
Internal-use software developed, net	$36,694	$28,986

Amounts capitalized for internal-use software and included in property and equipment additions on the condensed consolidated statements of cash flows are as follows:

	For the six months ended June 30,	For the six months ended December 31,
	2021	2020
	(unaudited)	(unaudited)
Cloud-based customer solutions	$8,232	$7,731
Internal systems and tools	6,253	939
Total	$14,485	$8,670

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended June 30, 2021 and 2020, was $2,669 and $2,453, respectively, and was $5,345 and $4,464 for the six months ended June 30, 2021 and 2020, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive loss.

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended June 30, 2021 and 2020, was $736 and $565, respectively, and was $1,433 and $1,091 for the six months ended June 30, 2021 and 2020, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

6.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of June 30,	As of December 31,
	2021	2020
	(unaudited)
Capitalized software	$65,980	$63,071
Less accumulated amortization	(38,567)	(32,217)
	27,413	30,854
In-process capitalized software	6,951	1,135
Capitalized software, net	$34,364	$31,989

Software development costs capitalized for the three months ended June 30, 2021 and 2020 were $2,904 and $3,558, respectively, and were $8,725 and $7,264 for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, an acquisition date value of $3,600 for developed technology the Company acquired in the Tellutax business combination was recorded and is reflected in in-process capitalized software as the Company undertakes necessary enhancements to integrate it with the Company’s existing software architecture.

Capitalized software amortization expense for the three months ended June 30, 2021 and 2020 was $3,182 and $3,022, respectively, and was $6,350 and $5,578 for the six months ended June 30, 2021 and 2020, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive loss.

7.   LEASES

The Company leases office space, IT equipment and office equipment. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets and lease expense is recognized over the term of these leases on a straight-line basis. The Company’s leases have remaining terms of up to 8 years.

The following table sets forth the Company’s lease assets and liabilities and their balance sheet location as follows:

		As of June 30,
	Balance Sheet Location	2021
Lease assets:		(unaudited)
Operating lease right-of-use assets	Operating lease right-of-use assets	$22,156
Finance lease assets	Property and equipment, net (Note 5)	1,070
Total lease assets		$23,226

Lease liabilities:
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$3,641
Finance lease liabilities	Current portion of finance lease liabilities	271
Total current lease liabilities		3,912
Non-current:
Operating lease liabilities	Operating lease liabilities, net of current portion	26,726
Finance lease liabilities	Finance lease liabilities, net of current portion	334
Total non-current lease liabilities		27,060
Total lease liabilities		$30,972

The major components of lease cost are as follows:

	For the three months ended June 30,	For the six months ended June 30,
	2021	2021
	(unaudited)	(unaudited)
Operating lease cost	$1,181	$2,350

Finance lease cost:
Amortization of lease assets	240	463
Interest on lease liabilities	3	10
Total lease cost	$1,424	$2,823

The weighted-average term and discount rate for leases are as follows:

As of June 30,
2021
(unaudited)
Weighted-average remaining lease term (years):
Operating leases	7.0
Finance leases	1.5

Weighted-average discount rate:
Operating leases	2.3%
Finance leases	2.3%

Lease liability maturities for the next five years and thereafter are as follows as of June 30, 2021:

	Operating Leases	Finance Leases

	(unaudited)
Remainder of 2021 (six months remaining)	$2,810	$269
2022	4,542	289
2023	4,460	60
2024	4,464	10
2025	4,382	—
Thereafter	12,531	—
Total lease payments	33,189	628
Less: Imputed interest	(2,822)	(23)
Present value of lease liabilities	$30,367	$605

Lease liability maturities for the next five years and thereafter under the previous lease accounting standard are as follows:

	As of December 31, 2020
	Operating Leases	Capital Leases
2021	$5,442	$915
2022	4,518	230
2023	4,459	—
2024	4,464	—
2025	4,382	—
Thereafter	12,531	—
Total Lease Payments	$35,796	1,145
Less amount representing interest		(38)
Present value of minimum lease payments		1,107
Less current portion		(882)
Capital lease obligations, net of current portion		$225

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows:

	As of June 30,	As of December 31,
	2021	2020
	(unaudited)
Goodwill	$218,184	$16,329
Other intangible assets, net	2,167	2,382
	$220,818	$18,711

The changes in the carrying amount of goodwill for the six months ended June 30, 2021 are as follows:

Balance, January 1, 2021	$16,329
Acquisition of Taxamo	201,580
Acquisition of Tellutax	4,700
Foreign currency translation adjustments	(4,425)
Balance, June 30, 2021, gross	218,184
Accumulated impairment losses	—
Balance, June 30, 2021, net	$218,184

The Company has recognized various amortizable other intangible assets in connection with acquisitions, including related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements:

	As of June 30,	As of December 31,
	2021	2020
	(unaudited)
Other intangible assets
Weighted average amortization period (years)	5.5	5.5

Gross value	$2,952	$2,825
Accumulated amortization	(785)	(443)
Carrying value	$2,167	$2,382

	For the three months ended June 30, 2021
	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense
Amortization of acquired intangible assets	$66	$86	152

	For the six months ended June 30, 2021
	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense
Amortization of acquired intangible assets	$127	$170	297

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

The Line of Credit matures in March 2025 and had no outstanding borrowings at June 30, 2021 or December 31, 2020. The Company has the option to select an applicable interest rate at either the bank base rate plus an applicable margin (the “Base Rate Option”) or the LIBOR plus an applicable margin (the “LIBOR Option”). The applicable margins are determined by certain financial covenant performance as defined in the Credit Agreement. At June 30, 2021, the Base Rate Option and LIBOR Option applicable to Line of Credit borrowings were 3.25% and 2.00%, respectively.

The Credit Agreement is collateralized by certain assets of the Company and contains financial and operating covenants. The Company was in compliance with these covenants at June 30, 2021.

10.STOCKHOLDERS’ EQUITY

Recapitalization

On July 28, 2020, the Company filed its amended and restated certificate of incorporation with the Delaware Secretary of State to: (i) effect a three-for-one forward stock split (the “Stock Split”); (ii) establish a new capital structure for the Company (the “New Capital Structure”); and (iii) effect a share exchange (the “Share Exchange”) (collectively, the “Recapitalization”). The Stock Split resulted in each one share owned by a stockholder being exchanged for three shares of common stock, and the number of shares of the Company’s common stock issued and outstanding was increased proportionately based on the Stock Split. After the Stock Split, the Share Exchange occurred, resulting in stockholders of record exchanging their existing Class A and Class B common stock (“former Class A” and “former Class B,” respectively) for newly created shares of Class A and Class B common stock (“Class A” and “Class B,” respectively) issued in connection with the New Capital Structure. The effect of the Stock Split and Share Exchange are recognized retrospectively in the condensed consolidated financial statements.

In connection with the New Capital Structure, Treasury Stock was retired and amounts associated with the Treasury Stock were reclassified to additional paid in capital. Thus, at June 30, 2021 and December 31, 2020, there was no Treasury Stock.

Common Stock

During the three months ended March 31, 2021 and June 30, 2021, the Company issued 640 and 462 shares of Class A, respectively, related to the exercise of stock options, net of 356 and 219 shares, respectively, returned to the Company in lieu of payment of the exercise price and taxes due on these exercises.

During the three months ended March 31, 2021 the Company issued 5 shares of Class A in connection with the vesting of RSUs, net of 1 share returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During the three months ended June 30, 2021, 234 shares of Class A were issued in connection with the vesting of RSAs. No Class A shares were issued during the three months ended March 31, 2021 and June 30, 2021 in connection with the vesting of RSAs and RSUs, respectively.

During the three months ended June 30, 2021, a stockholder exchanged 12,100 shares of Class B for an equivalent number of shares of Class A.

At June 30, 2020, the Company had 147 shares of former Class A common stock and 120,443 shares of former Class B common stock outstanding. At June 30, 2020, members of a family (the “Family”) owned all 147 outstanding shares of former Class A common stock and 120,270 shares of the former Class B common stock. The remaining 173 shares of former Class B common stock outstanding were owned by non-Family members in connection with the exercise of stock options in April 2020 for cash of $53. There were no dividend or liquidation preference differences between the former Class A and former Class B shares. There were common stock equivalents outstanding at June 30, 2020 held by non-Family members that entitled such holders to receive an equivalent number of former Class B shares upon exercise.

In connection with establishing the New Capital Structure in July 2020, the stockholders authorized 450,000 shares of common stock, par value $0.001 per share, and 30,000 shares of preferred stock, par value $0.001 per share. In connection with the New Capital Structure, common stock is divided into two classes, Class A with one vote per share, and Class B with ten votes per share. The rights of the holders of Class A and Class B are identical, except with respect to voting and conversion rights. Upon transfer of Class B shares to a non-Family member, such shares will automatically convert to an equivalent number of Class A shares with the respective voting rights attributable to such new shares. Authorized Class A and Class B shares are 300,000 and 150,000 shares, respectively. There are no dividend or liquidation preference differences between Class A and Class B.

In connection with the Share Exchange in July 2020, the Family members exchanged each share of former Class A and former Class B for the equivalent number of Class B shares established as part of the New Capital Structure. In addition, the non-Family members exchanged their former Class B shares for an equivalent number of Class A shares established as part of the New Capital Structure. No funds were exchanged in connection with the Share Exchange, and the aggregate number of shares outstanding both immediately prior to and after the Share Exchange remained the same at 120,590. In addition, common stock equivalents, all of which were held by non-Family members and which were previously exercisable into former Class B shares, became exercisable into Class A shares established as part of the New Capital Structure. Historical earnings per share information for all periods presented prior to the Offering was retrospectively restated similar to the treatment of a stock split to reflect the Share Exchange as management concluded that there was no economic value attributable to such exchange of shares in connection with the Recapitalization. See Note 11.

Distributions

The board of directors (the “Board”) declared and paid aggregate distributions pro rata to stockholders of the former Class A and Class B common stock of $123,185 ($1.02 per share) and $4,010 ($0.03 per share) during the three months ended June 30, 2020 and March 31, 2020, respectively.

Tax Sharing Agreement Payments

In connection with termination of the Company’s S-Corporation status effective July 27, 2020, the Company entered into a Tax Sharing Agreement with the former S-Corporation shareholders. See Note 1. The Tax Sharing Agreement, as amended on June 30, 2021, requires the Company to finalize the S-Corporation income tax returns for the short period ended July 26, 2020 no later than August 15, 2021 (previously June 30, 2021 prior to the amendment). The Company is required to settle any remaining liability for taxes to the former S-Corporation shareholders within 15 days thereafter under the amended Tax Sharing Agreement. All obligations of the Company under the Tax Sharing Agreement are satisfied by adjustments of additional paid in capital.

During the three months ended June 30, 2021, the Company distributed $2,700 to the former S-Corporation shareholders under the Tax Sharing Agreement in connection with preliminary estimates of obligations for income taxes related to the allocation of taxable income to the S-Corporation short tax period ended July 26, 2020.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
Class A common stock:	2021	2020	2021	2020

	(unaudited)		(unaudited)
Numerator, basic:
Net income (loss) attributable to all stockholders	$808	$(29,075)	$3,096	$(58,139)
Class A common stock as a percentage of total shares outstanding, basic[1]	23.54%	0.11%	13.08%	0.03%
Net income (loss) attributable to Class A stockholders, basic[1]	$190	$(32)	$644	$(16)

Numerator, diluted:
Net income (loss) attributable to all stockholders	$808	$(29,075)	$3,096	$(58,139)
Class A common stock as a percentage of total shares outstanding, diluted[1]	28.37%	0.11%	26.20%	0.03%
Net income (loss) attributable to Class A stockholders, diluted[1]	$229	$(32)	$811	$(16)

Denominator, basic and diluted:
Weighted average Class A common stock, basic[1]	34,726	132	30,592	66
Dilutive effect of common stock equivalents[2]	9,985	—	10,765	—
Weighted average Class A common stock, diluted[1]	44,711	132	41,357	66

Net income (loss) per Class A share, basic[1]	$0.01	$(0.24)	$0.02	$(0.24)

Net income (loss) per Class A share, diluted[1]	$0.01	$(0.24)	$0.02	$(0.24)

1      The net income (loss) attributable to Class A stockholders, basic and diluted, and the weighted average Class A common stock basic and diluted, as of and for the three and six months ended June 30, 2020 were retrospectively restated to effect the Share Exchange. This resulted in a reduction in the loss per Class A share, basic and diluted, for the six months ended June 30, 2020 from $(0.48) per share to $(0.24) per share as a result of there being no Class A shares outstanding during the three months ended March 31, 2020 after effecting the Share Exchange.

2     The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net income (loss) per share attributable to Class A stockholders because the impact of including them would have been anti-dilutive: 251 and 3,653 for the three months ended June 30, 2021 and 2020, respectively, and 168 and 3,693 for the six months ended June 30, 2021 and 2020, respectively.

	For the three months ended		For the six months ended
	June 30,		June 30,
Class B common stock:	2021	2020	2021	2020

	(unaudited)		(unaudited)
Numerator, basic:
Net income (loss) attributable to all stockholders	$808	$(29,075)	$3,096	$(58,139)
Class B common stock as a percentage of total shares outstanding, basic[1]	76.46%	99.89%	79.20%	99.97%
Net income (loss) attributable to Class B stockholders, basic[1]	$618	$(29,043)	$2,452	$(58,123)

Numerator, diluted:
Net income (loss) attributable to all stockholders	$808	$(29,075)	$3,096	$(58,139)
Class B common stock as a percentage of total shares outstanding, diluted[1]	71.63%	99.89%	73.80%	99.97%
Net income (loss) attributable to Class B stockholders, diluted[1]	$579	$(29,043)	$2,285	$(58,123)

Denominator, basic and diluted:
Weighted average Class B common stock, basic[1]	112,804	120,417	116,460	120,417
Dilutive effect of common stock equivalents[1]	—	—	—	—
Weighted average Class B common stock, diluted[1]	112,804	120,417	116,460	120,417

Net income (loss) per Class B share, basic[1]	$0.01	$(0.24)	$0.02	$(0.48)

Net income (loss) per Class B share, diluted[1]	$0.01	$(0.24)	$0.02	$(0.48)

[1]

The net income (loss) attributable to Class B stockholders, basic and diluted, and the weighted average Class B common stock basic and diluted, as of and for the three and six months ended June 30, 2020 were retrospectively restated to effect the Share Exchange. As there were no changes to the total number of shares outstanding as a result of the Share Exchange, there was no change to net loss per Class B share, basic or diluted from previously disclosed results for the three and six months ended June 30, 2020.

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

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common at the ESPP Discount through payroll deductions, except for the initial offering period (July 28 to November 30, 2020) whereby the participants were permitted to make lump sum contributions to the ESPP for such period. Amounts withheld or received from participants are reflected in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending November 30, 2021 aggregated $152 as of June 30, 2021.

Prior to the adoption of the 2020 Plan, the Company had a SAR plan for the purpose of providing incentives to key members of management and consultants to contribute to the growth and financial success of the Company. As a result of the Offering, SAR participants were offered the option to either redeem their SARs upon the occurrence of the Offering or amend their SARs pursuant to which, upon effectiveness of the 2020 Plan, such SARs would become options to purchase shares of Class A common stock under the 2020 Plan (the “SAR Exchange Offer”). All SAR participants eligible to receive the SAR Exchange Offer accepted and had their outstanding SARs converted to stock options with equivalent terms under the 2020 Plan at the Offering effective date (the “Converted SARs”) of July 28, 2020. This was considered a modification of these SAR awards which was recorded in the respective quarter this occurred. The SAR plan was subsequently retired (“Retired SAR Plan”) and any SARs issued after such date will be granted under the 2020 Plan.

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

2020 Plan

As of June 30, 2021, 854 shares of Class A common were available for issuance under the 2020 Plan.

Awards issued under the 2020 Plan vest based on service criteria established by the Board. The Company has elected to account for forfeitures as they occur rather than estimate forfeitures at date of grant.

Retired SAR Plan

At June 30, 2020, the fair value of the common stock underlying the SAR Awards was determined by the Board with assistance from management and an independent third-party valuation firm. The determination of value used the market and income approaches, with an adjustment for marketability discount pertinent to private company entities in arriving at the per share fair value (the “valuation methodology”). Under the market approach, the guideline public company method is used, which estimates the fair value of the Company based on market prices of stock of guideline public companies. The income approach involves projecting the future benefits of owning an asset and estimating the present value of those future benefits by discounting them based upon the time value of money and the investment risks associated with ownership. At the end of 2019, due to the consideration by the Board of pursuing the Offering, the valuation methodology began to consider the impact of such an event on the value of the Company’s common stock underlying the awards. As the Company approached the Offering effective date, this resulted in increases in the value of the SAR Awards which resulted in corresponding increases to compensation expense during 2020 which exceeded historical results.

Amended Options

Prior to the amendment of the options in connection with the Offering in July 2020, the options permitted holders to put their exercised shares back to the Company, thus the options were classified as temporary equity and included in “Options for Redeemable Shares” on the condensed consolidated statements of changes in equity (deficit) at June 30, 2020 and March 31, 2020. The Company recorded an increase in the value of Options for Redeemable Shares of $14,637 and $29,879 during the three and six months ended June 30, 2020, respectively, pertaining to the 3,676 options outstanding at June 30, 2020.  As all options outstanding were fully vested, no related compensation expense was recorded for the six months ended June 30, 2020.

In connection with the amendment, the option holders’ ability to put the exercised Amended Option shares to the Company in order to attain liquidity was exchanged for the right by the holders to exercise these options and sell the related shares on the NASDAQ exchange. As a result of the put right no longer being applicable, the options were no longer considered temporary equity and were reclassified to stockholders’ equity at the time of the exchange.

Options under 2020 Plan

The following table summarizes activity for options outstanding under the 2020 Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value
Outstanding at January 1, 2021	11,876	$2.44
Granted	263	$31.51
Forfeited	(281)	$3.50
Exercised	(1,677)	$2.14		$35,882
2020 Plan options outstanding at June 30, 2021	10,181	$3.21	5.11	$190,675
2020 Plan options exercisable at June 30, 2021	5,895	$1.77	3.36	$118,920

The detail of options outstanding, vested and exercisable under the 2020 Plan as of June 30, 2021 is as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)
$0.15 to $0.71	2,234	*	2,234	—
$2.15	548	3.61	548	3.61
$2.50	2,431	4.99	1,801	4.86
$2.67	650	5.68	273	5.69
$3.17	1,415	6.78	665	6.76
$3.73	1,957	8.31	371	8.01
$4.70	683	8.61	—	—
$17.66	12	9.87	—	—
$32.16	251	9.67	3	9.67
	10,181		5,895

*Amended Options have indefinite contractual lives

The Board intends all options granted to be exercisable at a price per share not less than the per share fair market value of the Company’s Class A common stock underlying the options on the date of grant. Compensation expense for new option awards issued subsequent to the Offering to participants under the 2020 Plan are measured based on the grant date fair value of the awards and recognized in the condensed consolidated statements of comprehensive loss over the period during which the participant is required to perform the requisite services. The vesting period is generally one to four years. The grant date fair value of options is estimated using the Black-Scholes model.

There were no options issued or outstanding under the 2020 Plan for the three months ended June 30, 2020. The Company issued 251 options and 12 options under the 2020 Plan during the three months ended March 31 and June 30, 2021, respectively. The assumptions used in the Black-Scholes model to determine the value of the options issued during these periods are as follows:

	Option Valuation Period
	Q1 2021	Q2 2021
Fair market value of common stock	$32.16	$17.66
Volatility	36.8%	36.8%
Expected term (years)	6.0	6.0
Expected dividend yield	—%	—%
Risk-free interest rate	0.4%	0.4%

The fair market value of common stock reflects the market closing price on NASDAQ on the respective option grant date. As of the valuation dates, the Company lacked sufficient historical data on the volatility of its stock price. Selected volatility is representative of expected future volatility and was based on the historical and implied volatility of comparable publicly traded companies over a similar expected term. The expected term represents the term the options are expected to be exercised over, which differs from the term of the option grants which is ten years. The Company does not expect to pay dividends. The risk-free interest rate was based on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected term of the option grants.

During the three and six months ended June 30, 2021, the Company recognized aggregate stock-based compensation expense for options and Converted SARs that were exchanged for options under the 2020 Plan of $3,913 and $7,681, respectively, net of forfeitures related to these awards.  At June 30, 2021, $25,025 of unrecognized compensation expense associated with options and Converted SARs is expected to be recognized over a weighted average period of approximately 3.0 years.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2021:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2021	101	$23.80
Granted	352	30.73
Vested	(7)	34.78
Forfeited	(15)	28.86
Outstanding at June 30, 2021	431	$29.50

There were no RSUs issued or outstanding for the six months ended June 30, 2020. Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive loss over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years.  Vested RSUs are settled by issuing Class A shares or the equivalent value in cash at the Board’s discretion. During the three and six months ended June 30, 2021, the Company recognized stock-based compensation expense for RSUs of $793 and $1,229, respectively, net of forfeitures related to these awards. At June 30, 2021, $11,108 of unrecognized compensation cost for RSUs is expected to be recognized over a weighted average period of approximately 3.6 years.

In connection with the Taxamo acquisition, certain continuing employees of Taxamo received RSUs with service and performance conditions covering up to 1,230 shares of our Class A common stock (“PSUs”) with an aggregate grant date fair value of $21,729 that will be accounted for as post-acquisition compensation expense over the vesting period. The performance-based condition will be satisfied upon meeting certain performance targets for the year ended 2023. As of June 30, 2021, it is not probable that these targets will be met, thus no compensation expense has been recorded to date related to these PSUs.

Restricted Stock Awards

The following table summarizes RSA activity for the six months ended June 30, 2021:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2021	670	$19.00
Granted	59	17.66
Vested	(234)	19.00
Forfeited	(18)	19.00
Outstanding at June 30, 2021	477	$18.90

There were no RSAs issued or outstanding for the six months ended June 30, 2020. Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive loss over the period during which the participants are required to perform services in exchange for the award, which is generally one to four years.  Vested RSAs are settled by issuing Class A shares upon vesting.  During the three and six months ended June 30, 2021, the Company recognized stock-based compensation expense for RSAs of $1,446 and $3,655, respectively, net of forfeitures related to these awards. At June 30, 2021, $5,903 of unrecognized compensation cost for RSAs is expected to be recognized over a weighted average period of approximately 2.2 years.

Employee Stock Purchase Plan

The ESPP permits participants to purchase Class A common stock through payroll deductions of up to a specified percentage of their eligible compensation. The maximum number of shares that may be purchased by a participant during any offering period is determined by the plan administrator in advance of each offering period.

On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of Class A common. The option will expire at the end of the applicable offering period and will be exercised at that time to the extent of the payroll deductions  accumulated or contributions made during such offering period. The purchase price of the shares, in the absence of a contrary designation, is 15% of the lower of the fair value of the Class A common on the first or last day of the ESPP offering period. Participants may voluntarily end their participation in the plan at any time during a specified period prior to the end of the applicable offering period and will be paid their accrued payroll deductions and related contributions, if applicable, that have not yet been used to purchase shares of Class A common. If a participant withdraws from the plan during an offering period, the participant cannot rejoin until the next offering period. Participation ends automatically upon a participant’s termination of employment.

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

The Company recorded stock-based compensation expense of $133 and $263 for the three and six months ended June 30, 2021, respectively, related to the ESPP. Class A common stock purchased under the ESPP for the six-month offering period ended May 31, 2021 aggregated 60 shares. As of June 30, 2021, there was approximately $227 of unrecognized ESPP stock-based compensation cost that is expected to be recognized on a straight-line basis over the remaining term of the six-month offering period that started June 1, 2021.

The fair value of ESPP purchase rights is comprised of the value of the 15% ESPP Discount and the value associated with the Call/Put over the respective ESPP offering period. The value of the Call/Put for the previous offering period (December 1, 2020 – May 31, 2021) and the current offering period (June 1, 2021 – November 30, 2021) was estimated using the Black-Scholes model with the following assumptions:

	Previous	Current
	Offering Period	Offering Period
Fair market value of common stock	$25.83	$19.89
Volatility	35.10%	35.10%
Expected term (years)	0.50	0.50
Expected dividend yield	—%	—%
Risk-free interest rate	0.12%	0.12%

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

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to incentive awards as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock-based compensation expense:
SARs and Converted SARs	$3,520	$41,676	$6,911	$76,596
Stock options	393	—	770	—
RSUs	793	—	1,229	—
RSAs	1,446	—	3,655	—
ESPP	133	—	263	—
Total stock-based compensation expense	$6,285	$41,676	$12,828	$76,596

The Company recognized stock-based compensation cost in the condensed consolidated statements of comprehensive loss as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock-based compensation expense:
Cost of revenues, software subscriptions	$572	$4,168	$1,132	$7,660
Cost of revenues, services	622	6,251	1,216	11,489
Research and development	571	4,168	1,132	7,660
Selling and marketing	1,433	8,335	2,720	15,319
General and administrative	3,087	18,754	6,628	34,468
Total stock-based compensation expense	$6,285	$41,676	$12,828	$76,596

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

We have pioneered tax technology for over 40 years. We first began electronic delivery of tax rules in the early 1980s, and we first sold transaction tax processing software in 1982. Today, our software enables tax determination, compliance and reporting, tax data management and document management with powerful pre-built integrations to core business applications used by most companies, particularly those applications that have a significant impact on global commerce. Our software is fueled by over 300 million data-driven effective tax rules and supports indirect tax compliance in more than 19,000 jurisdictions worldwide. In order to maintain the quality of our content, our team includes many global tax and regulatory experts from industry and the public sector, who deliver monthly updates to our tax content, which are then incorporated directly into our software. Our solutions can be deployed on-premise, in the cloud, or both, with implementation services available to enable optimal customer outcomes and satisfy their unique business requirements.

We have accumulated industry-specific tax knowledge for over four decades, and our customers leverage our in-depth content through their use of our software. This allows our customers to comply with the dynamic regulatory landscape in real time and mitigates our customers’ risk exposure. As our customers expand their global footprint and business models, we are actively supporting their expansion by continuously strengthening our content offering and allowing for additional jurisdiction-specific tax compliance.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a significantly faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 36% and 26% of software subscription revenue from cloud-based subscriptions during the three months ended June 30, 2021 and 2020, respectively, and 34% and 26% for the six months ended June 30, 2021 and 2020, respectively. While our on-premise software subscription revenue comprised 64% and 74% of our software subscription revenues during the three months ended June 30, 2021 and 2020, respectively, and 66% and 74% for the six months ended June 30, 2021 and 2020, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions accelerate.

We license our solutions primarily through our direct sales force, which focuses on selling to qualified leads provided by our marketing efforts, and through our network of referral partners. We also utilize indirect sales to a lesser extent to efficiently grow and scale our enterprise and mid-market revenues.

Our partner ecosystem is a differentiating, competitive strength in both our software development and our sales and marketing activities. We integrate with key technology partners that span ERP, CRM, procurement, billing, POS and e-commerce. These partners include Adobe/Magento, Coupa, Microsoft Dynamics, NetSuite, Oracle, Salesforce, SAP, SAP Ariba, Workday and Zuora. We also collaborate with numerous accounting firms who have built implementation practices around our software to serve their customer base.

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $104.9 million and $91.3 million for the three months ended June 30, 2021 and 2020, respectively. We generated revenue of $203.2 million and $180.5 million for the six months ended June 30, 2021 and 2020, respectively. We had a net income of $0.8 million and a net loss of $(29.1) million for the three months ended June 30, 2021 and 2020, respectively. We had a net income of $3.1 million and a net loss of $(58.1) million for the six months ended June 30, 2021 and 2020, respectively. Net income is presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”).

We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense and transaction costs. Adjusted EBITDA was $19.2 million and $21.5 million for the three months ended June 30, 2021 and 2020, respectively. Adjusted EBITDA was $37.4 million and $36.8 million for the six months ended June 30, 2021 and 2020, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Key Business Metrics” and “Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

Recent Developments

Taxamo Acquisition

On May 12, 2021, the Company acquired 95% of the outstanding equity of EVAT Solutions Limited (“EVAT”) and its wholly owned subsidiaries (collectively “Taxamo”), a cloud-based provider of tax and payment automation for global eCommerce and marketplaces. This acquisition supports the Company’s growth strategies across eCommerce platforms and marketplaces in Europe and North America. The preliminary purchase price for the Taxamo acquisition was $200.7 million as of the acquisition date, consisting of (i) $190.2 million of cash paid at closing, (ii) an acquisition holdback of $0.5 million, and (iii) an option to purchase from and an option for the remaining shareholder to sell the remaining 5% of the outstanding equity of EVAT at a fixed amount between August and December 2021 for $10.0 million.

Impact of COVID-19

During 2020 and for the six months ended June 30, 2021, the COVID-19 pandemic had minimal impact on our revenues and results of operations, as we continue to derive the significant majority of our revenues from our existing software subscriptions. As we principally price our solutions based on our customers’ revenues within certain revenue bands, elongated declines in our existing customers’ revenues may impact our ability to grow our existing customer revenues. We did not experience an abnormal number of non-renewals in 2020 or for the six months ended June 30, 2021, nor any material declines in revenues associated with declines in our customers’ revenues, and we currently expect our existing customer base to remain largely stable, as it did through the recession in 2008 and 2009. However, significant increases in non-renewals or concessions to renewal customers would have a material impact on our revenues and cash flows. During 2020 and through the six months ended June 30, 2021, we have seen some delays in signing deals due to prospects ongoing adjustments to working remotely for extended periods of time, and some due to economic uncertainty. We expect that the uncertainty caused by the COVID-19 pandemic could impact our billings to new customers beyond 2020 and the six months ended June 30, 2021 as the pandemic continues to generate economic uncertainty. In addition, it may also negatively impact our efforts to maintain or expand revenues from our existing customers as they continue to evaluate certain long-term projects and budget constraints. However, we do not anticipate that overall demand for our software and solutions, our ability to deliver such software and solutions, or our growth strategies will be materially impacted by the COVID-19 pandemic, as companies continue to rely on us for their indirect tax solutions.

Our cash collections for 2020 were consistent with our expectations as some of the procedural disruptions that customers experienced as they shifted to remote work early in the year stabilized by the end of 2020. We believe that we may see delays in collections in 2021 as the recent resurgence of COVID-19 continues to generate economic uncertainty. However, we do not believe that these delays will materially impact our business; we continue to expect that we will be able to collect amounts due under subscription contracts from customers experiencing issues as a result of the COVID-19 pandemic, and we have not recorded additional credit losses associated with the allowance for doubtful accounts in connection with any delays. Given that customers cannot forgo our monthly content updates, which are necessary to remain compliant with the most current regulations, we believe customers will continue to pay our renewal invoices in a timely, even if slightly elongated, manner. We believe that we currently have ample liquidity and capital resources to continue to meet our operating needs, and our ability to continue to service our debt or other financial obligations is not currently impaired. For a further description of our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors that cannot reliably be predicted, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business and government spending on technology as well as customers’ ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including estimated allowance for subscription cancellations, product life cycles, estimated useful lives and potential impairment of long-lived assets and intangible assets, and potential impairment of goodwill.

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

Selling and Marketing Expenses

Selling expenses consist primarily of personnel and related expenses in support of sales and marketing efforts. These costs include salaries, benefits, bonuses and stock-based compensation. In addition, selling expense includes costs related to advertising and promotion efforts, branding costs, partner-based commissions, costs associated with our annual customer conferences and amortization of certain acquired intangible assets. We intend to continue to invest in our sales and marketing capabilities in the future to continue to increase our brand awareness and expect these costs to increase on an absolute dollar basis as we grow our business and continue to expand our market and partner ecosystem penetration. Sales and marketing expense in absolute dollars and as a percentage of total revenue may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods. In addition, travel restrictions due to COVID-19 continue to result in reductions in travel and external marketing events. These costs are expected to increase once travel and conference restrictions are lifted, although it is uncertain whether they will return to historical levels experienced pre-COVID-19.

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

Other Operating Expense, net

Other operating expense, net consists primarily of transactions costs associated with merger and acquisition activities, quarterly remeasurement of contingent consideration associated with completed acquisitions, realized gains and losses on foreign currency changes and other operating gains and losses. These amounts will fluctuate as a result of ongoing merger and acquisition activities and for changes in foreign currency rates.

Interest (Income) Expense, net

Interest (income) expense, net reflects the amount of our interest expense that exceeds interest income over the same period.

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

Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The following table sets forth our consolidated statements of comprehensive loss for the periods indicated.

	Three months ended				Six months ended
	June 30,				June 30,
(Dollars in thousands)	2021	2020	Period-Over-Period Change		2021	2020	Period-Over-Period Change
Revenues:
Software subscriptions	$89,604	$77,306	$12,298	15.9%	$172,884	$153,066	$19,818	12.9%
Services	15,334	13,965	1,369	9.8%	30,290	27,450	2,840	10.3%
Total revenues	104,938	91,271	13,667	15.0%	203,174	180,516	22,658	12.6%
Cost of revenues:
Software subscriptions[1]	26,829	26,001	828	3.2%	52,419	50,685	1,734	3.4%
Services[1]	10,550	15,744	(5,194)	(33.0)%	21,893	30,522	(8,629)	(28.3)%
Total cost of revenues	37,379	41,745	(4,366)	(10.5)%	74,312	81,207	(6,895)	(8.5)%
Gross profit	67,559	49,526	18,033	36.4%	128,862	99,309	29,553	29.8%
Operating expenses:
Research and development[1]	11,926	13,617	(1,691)	(12.4)%	23,385	26,696	(3,311)	(12.4)%
Selling and marketing[1]	24,865	24,544	321	1.3%	45,015	48,877	(3,862)	(7.9)%
General and administrative[1]	24,865	37,758	(12,893)	(34.1)%	49,717	75,394	(25,677)	(34.1)%
Depreciation and amortization	2,878	2,505	373	14.9%	5,705	5,374	331	6.2%
Other operating expense, net	4,483	103	4,380	4,252.4%	4,354	214	4,140	1,934.6%
Total operating expenses	69,017	78,527	(9,510)	(12.1)%	128,176	156,555	(28,379)	(18.1)%
Income (loss) from operations	(1,458)	(29,001)	27,543	95.0%	686	(57,246)	57,932	101.2%
Interest (income) expense, net	(385)	1,059	(1,444)	(136.4)%	150	1,628	(1,478)	90.8%
Income (loss) before income taxes	(1,073)	(30,060)	28,987	96.4%	536	(58,874)	59,410	100.9%
Income tax benefit	(1,881)	(985)	(896)	91.0%	(2,560)	(735)	(1,825)	248.3%
Net income (loss)	808	(29,075)	29,883	102.8%	3,096	(58,139)	61,235	105.3%
Other comprehensive loss from foreign currency translations and revaluations, net of tax	3,359	276	3,083	1,117.0%	4,336	3,274	1,062	32.4%
Total comprehensive loss	$(2,551)	$(29,351)	$26,800	91.3%	$(1,240)	$(61,413)	$60,173	98.0%
1	Includes stock-based compensation expenses as shown on the following table.

	Three months ended		Six months ended
	June 30		June 30
(In thousands)	2021	2020	2021	2020
Stock-based compensation expense:
Cost of revenues, software subscriptions	$572	$4,168	$1,132	$7,660
Cost of revenues, services	622	6,251	1,216	11,489
Research and development	571	4,168	1,132	7,660
Selling and marketing	1,433	8,335	2,720	15,319
General and administrative	3,087	18,754	6,628	34,468
Total stock-based compensation expense	$6,285	$41,676	$12,828	$76,596

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	Three months ended		Six months ended
	June 30		June 30
	2021	2020	2021	2020
Revenues:
Software subscriptions	85.4%	84.7%	85.1%	84.8%
Services	14.6%	15.3%	14.9%	15.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues:
Software subscriptions	25.6%	28.5%	25.8%	28.1%
Services	10.1%	17.2%	10.8%	16.9%
Total cost of revenues	35.7%	45.7%	36.6%	45.0%
Gross profit	64.3%	54.3%	63.4%	55.0%
Operating expenses:
Research and development	11.4%	14.9%	11.5%	14.8%
Selling and marketing	23.7%	26.9%	22.2%	27.1%
General and administrative	23.7%	41.4%	24.5%	41.8%
Depreciation and amortization	2.7%	2.7%	2.8%	3.0%
Other operating expense, net	4.3%	0.1%	2.1%	0.1%
Total operating expenses	65.8%	86.0%	63.1%	86.8%
Income (loss) from operations	(1.4)%	(31.8)%	0.3%	(31.8)%
Interest (income) expense, net	(0.4)%	1.2%	0.1%	(0.9)%
Income (loss) before income taxes	(1.0)%	(33.0)%	0.2%	(32.7)%
Income tax benefit	(1.8)%	(1.1)%	(1.3)%	(0.4)%
Net income (loss)	0.8%	(31.9)%	1.5%	(32.3)%
Other comprehensive loss from foreign currency translations, net of tax	3.2%	0.3%	2.1%	(1.8)%
Total comprehensive loss	(2.4)%	(32.2)%	(0.6)%	(34.1)%

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues

	Three months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Revenues:
Software subscriptions	$89,604	$77,306	$12,298	15.9%
Services	15,334	13,965	1,369	9.8%
Total revenues	$104,938	$91,271	$13,667	15.0%

Revenues increased $13.7 million, or 15.0%, to $104.9 million for the three months ended June 30, 2021 compared to $91.3 million for the three months ended June 30, 2020. The increase in software subscriptions revenues of $12.3 million, or 15.9%, was primarily driven by and increase of $10.1 million in revenues derived from our existing customers and a period over period increase of $2.2 million in revenues derived from new customers. Software subscriptions revenues derived from new customers averaged 8.9% of total software subscriptions revenues in both periods.

The $1.4 million increase in services revenues was primarily driven by an increase of $0.5 million in software subscription related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions. In addition, our managed services offering experienced a $0.8 million increase in recurring services revenues over the prior year due to returns processing volume increases related to regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	Three months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Cost of software subscriptions revenues	$26,829	$26,001	$828	3.2%

Cost of software subscriptions revenues increased $0.8 million, or 3.2%, to $26.8 million for the three months ended June 30, 2021 compared to $26.0 million for the three months ended June 30, 2020. This included a $4.0 million increase in costs of personnel supporting period over period growth of sales and customers and ongoing infrastructure investments to support expansion of customer transaction volumes for our cloud-based subscription customers. In addition, this included an increase in depreciation and amortization of capitalized software and acquired intangibles of $0.4 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions and software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets. These increases were partially offset by a $3.6 million decrease in stock-based compensation for the three months ended June 30, 2021 compared to the same period in 2020. As a percentage of total revenues, the cost of software subscriptions revenues decreased to 25.6% for the three months ended June 30, 2021 compared to 28.5% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of total revenues, cost of software subscriptions revenues increased to 25.0% in 2021 compared to 23.9% in 2020.

Cost of Services Revenues

	Three months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Cost of services revenues	$10,550	$15,744	$(5,194)	(33.0)%

Cost of services revenue decreased $5.2 million, or 33.0%, to $10.6 million for the three months ended June 30, 2021 compared to $15.7 million for the three months ended June 30, 2020. This decline was primarily driven by a stock-based compensation decrease of $5.6 million for the three months ended June 30, 2021 compared to the same period in 2020. After adjusting for the decline in stock-based compensation expense, cost of services revenues increased $0.4 million primarily driven by an increase in costs of service delivery personnel to support revenue growth in software subscription related services and our managed services offering. As a percentage of total revenues, cost of services revenues decreased to 10.1% in 2021 compared to 17.2% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of total revenues, cost of services revenues decreased to 9.5% in 2021 compared to 10.4% in 2020.

Research and Development

	Three months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Research and development	$11,926	$13,617	$(1,691)	(12.4)%

Research and development expenses decreased $1.7 million, or 12.4%, to $11.9 million for the three months ended June 30, 2021 compared to $13.6 million for the three months ended June 30, 2020. However, this decline was driven by a stock-based compensation decrease of $3.6 million for the three months ended June 30, 2021 compared to the same period in 2020. After adjusting for the decline in stock-based compensation expense, research and development expenses increased $1.9 million primarily driven by an increase in costs associated with increased development activity associated with nascent technologies, new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces (“APIs”) to customer ERP and other software platforms. As a percentage of total revenues, research and development expenses decreased to 11.4% for the three months ended June 30, 2021 compared to 14.9% for the three months ended June 30, 2020. After excluding stock-based compensation expense, as a percentage of total revenues, research and development expenses increased to 10.8% in 2021 compared to 10.4% in 2020.

Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	Three months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Selling and marketing	$24,865	$24,544	$321	1.3%

Selling and marketing expenses increased $0.3 million, or 1.3%, to $24.9 million for the three months ended June 30, 2021 compared to $24.5 million for the same period in 2020. This included a $5.0 million increase in payroll and related expenses associated with the growth in period over period subscription sales and services revenues and expansion of our partner and channel management programs. In addition, this included an increase of $2.3 million in advertising and promotional spending and expanded brand awareness efforts. These increases were partially offset by a $6.9 million decrease in stock-based compensation for the three months ended June 30, 2021 over the same period in 2020. As a percentage of total revenues, selling and marketing expenses decreased to 23.7% for the three months ended June 30, 2021 compared to 26.9% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of total revenues, selling and marketing expenses increased to 22.3% in 2021 compared to 17.8% in 2020.

General and Administrative

	Three months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
General and administrative	$24,865	$37,758	$(12,893)	(34.1)%

General and administrative expenses decreased $12.9 million, or 34.1%, to $24.9 million for the three months ended June 30, 2021 compared to $37.8 million for the same period in 2020. However, this decline was driven by a stock-based compensation decrease of $15.7 million for the three months ended June 30, 2021 over the same period in 2020. After adjusting for the decline in stock-based compensation expense, general and administrative expenses increased $2.8 million primarily driven by planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees and other systems and resources in support of our growth. As a percentage of total revenues, general and administrative expenses decreased to 23.7% for the three months ended June 30, 2021 compared to 41.4% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of total revenues, general and administrative expenses were consistent at 20.8% in 2021 and 2020.

Depreciation and Amortization

	Three months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Depreciation and amortization	$2,878	$2,505	$373	14.9%

Depreciation and amortization increased $0.4 million, or 14.9%, to $2.9 million for the three months ended June 30, 2021 compared to $2.5 million for the same period in 2020. The increase was primarily due to the impact of infrastructure and technology purchases placed in service in 2020 and 2021and other capitalized infrastructure costs to support our growth. As a percentage of total revenues, depreciation expense was consistent at 2.7% for 2021 and 2020

Other Operating Expense, Net

	Three months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-Over-Period Change
Other operating expense, net	$4,483	$103	$4,380	4,252.4%

Other operating expense, net increased $4.4 million, or 4,252.4%, to $4.5 million of expense for the three months ended June 30, 2021 compared to $0.1 million of expense for the same period in 2020. The increase was primarily due to $4.5 million in transaction costs associated with the Taxamo acquisition for the three months ended June 30, 2021. As a percentage of total revenues, other operating expense,net increased to 4.3% in 2021 compared to 0.1% in 2020.

Interest (Income) Expense, Net

	Three months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Interest (income) expense, net	$(385)	$1,059	$(1,444)	(136.4)%

Interest (income) expense, net changed $1.4 million, or 136.4%, to $0.4 million in interest income for the three months ended June 30, 2021 compared to $1.1 million of interest expense for the same period in 2020. This change was primarily attributable to a decrease of $1.3 million in interest expense for the three months ended June 30, 2021 compared to 2020 due to the repayment of the Term Loan in July 2020. In addition, interest expense also decreased $0.2 million for the three months ended June 30, 2021 due to an increase in the valuation of foreign currency forward contracts. This was partially offset by lower interest income for the three months ended June 30, 2021 of $0.1 million due to a decline in investment yields in the current period as compared to 2020.

Income Tax Benefit

	Three months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Income tax benefit	$(1,881)	$(985)	$(896)	91.0%

Income tax benefit increased $0.9 million, or 91.0%, to $1.9 million for the three months ended June 30, 2021 compared to $1.0 million for the same period in 2020. This increase was primarily due to a pre-tax loss resulting from an increase in stock-based compensation in 2020 compared to the benefit for U.S. federal and state income taxes in 2021 now that we are taxed as a C-Corporation. The income tax benefit in the three months ended June 30, 2021 was primarily driven by exercises and vestings of stock awards partially offset by the unfavorable impact of limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m).

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues

	Six months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Revenues:
Software subscriptions	$172,884	$153,066	$19,818	12.9%
Services	30,290	27,450	2,840	10.3%
Total revenues	$203,174	$180,516	$22,658	12.6%

Revenues increased $22.7 million, or 12.6%, to $203.2 million for the six months ended June 30, 2021 compared to $180.5 million for the six months ended June 30, 2020. The increase in software subscriptions revenues of $19.8 million, or 12.9%, was primarily driven by $17.5 million in revenue growth derived from our existing customers and $2.3 million of revenues from new customers.

The $2.8 million increase in services revenues was driven by an increase of $1.4 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and upgrading existing customers to newer versions of our solutions. In addition, our managed services offering experienced a $1.4 million increase in recurring services revenues over the prior year period due to returns processing volume increases related to regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	Six months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Cost of software subscriptions revenues	$52,419	$50,685	$1,734	3.4%

Cost of software subscriptions revenues increased $1.7 million, or 3.4%, to $52.4 million for the six months ended June 30, 2021 compared to $50.7 million for the six months ended June 30, 2020. This included a $6.5 million increase in costs of personnel supporting period over period growth of sales and customers and ongoing infrastructure investments to support expansion of customer transaction volumes for our cloud-based subscription customers. In addition, this included an increase in depreciation and amortization of capitalized software and acquired intangibles of $1.7 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions and software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets.  These increases were partially offset by a $6.5 million decrease in stock-based compensation for the six months ended June 30, 2021 compared to the same period in 2020. As a percentage of total revenues, the cost of software subscriptions revenues increased to 25.8% for the six months ended June 30, 2021 compared to 28.1% in the prior year period. After excluding stock-based compensation expense, as a percentage of total revenues, cost of software subscriptions revenues increased to 25.2% in 2021 compared to 23.8% in 2020.

Cost of Services Revenues

	Six months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Cost of services revenues	$21,893	$30,522	$(8,629)	(28.3)%

Cost of services revenues decreased $8.6 million, or 28.3%, to $21.9 million for the six months ended June 30, 2021 compared to $30.5 million for the six months ended June 30, 2020. However, this decline was driven by a stock-based compensation decrease of $10.3 million for the six months ended June 30, 2021 compared to the same period in 2020. After adjusting for the decline in stock-based compensation expense, cost of services revenues increased $1.7 million primarily driven by an increase in costs of service delivery personnel to support revenue growth in software subscription related services and our managed services offering. As a percentage of total revenues, cost of services revenues decreased to 10.8% in the six months ended June 30, 2021 compared to 16.9% in the prior year. After excluding stock-based compensation expense, as a percentage of total revenues, cost of services revenues decreased to 10.2% in 2021 compared to 10.5% in 2020.

Research and Development

	Six months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Research and development	$23,385	$26,696	$(3,311)	(12.4)%

Research and development expenses decreased $3.3 million, or 12.4%, to $23.4 million for the six months ended June 30, 2021 compared to $26.7 million for the six months ended June 30, 2020. However, this decline was primarily driven by a stock-based compensation decrease of $6.5 million for the six months ended June 30, 2021 compared to the same period in 2020. After adjusting for the decline in stock-based compensation expense, research and development expenses increased $3.2 million primarily driven by an increase in costs associated with increased development activity associated with nascent technologies, new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces (“APIs”) to customer ERP and other software platforms. As a percentage of total revenues, research and development expenses decreased to 11.5% for the six months ended June 30, 2021 compared to 14.8% for the six months ended June 30, 2020, driven in part by our expanded investment in multiple new market offerings. After excluding stock-based compensation expense, as a percentage of total revenues, research and development expenses increased to 11.0% in 2021 compared to 10.5% in 2020.

Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	Six months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Selling and marketing	$45,015	$48,877	$(3,862)	(7.9)%

Selling and marketing expenses decreased $3.9 million, or 7.9%, to $45.0 million for the six months ended June 30, 2021 compared to $48.9 million for the same period in 2020. However, this decline was primarily driven by a stock-based compensation decrease of $12.6 million for the six months ended June 30, 2021 over the same period in 2020. After adjusting for the decline in stock-based compensation expense, selling and marketing expenses increased $8.7 million. Of this $8.7 million increase, $5.1 million was primarily driven by an increase in payroll and related expenses associated with the growth in period over period subscription sales and services revenues and expansion of our partner and channel management programs. In addition, this increase included $3.8 million in advertising and promotional spending and expanded brand awareness efforts period over period. These increases were offset by decreases in travel period over period due to continued 2021 COVID-19 travel restrictions. As a percentage of total revenues, selling and marketing expenses decreased to 22.2% for the six months ended June 30, 2021 compared to 27.1% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of total revenues, selling and marketing expenses increased to 20.8% in 2021 compared to 18.6% in 2020.

General and Administrative

	Six months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
General and administrative	$49,717	$75,394	$(25,677)	(34.1)%

General and administrative expenses decreased $25.7 million, or 34.1%, to $49.7 million for the six months ended June 30, 2021 compared to $75.4 million for the same period in 2020. However, this decline was primarily driven by a stock-based compensation decrease of $27.8 million for the six months ended June 30, 2021 compared to the same period in 2020. After adjusting for the decline in stock-based compensation expense, general and administrative expenses increased $2.1 primarily driven by planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees and other systems and resources in support of our growth. Due to these factors, as a percentage of total revenues, general and administrative expenses decreased to 24.5% for the six months ended June 30, 2021 compared to 41.8% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of total revenues, general and administrative expenses decreased to 21.2% in 2021 compared to 22.7% in 2020.

Depreciation and Amortization

	Six months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Depreciation and amortization	$5,705	$5,374	$331	6.2%

Depreciation and amortization increased $0.3 million, or 6.2%, to $5.7 million for the six months ended June 30, 2021 compared to $5.4 million for the same period in 2020. The increase was primarily due to the impact of infrastructure and technology purchases placed in service in 2020 and 2021 and other capitalized infrastructure costs to support our growth. As a percentage of revenues, depreciation expense was relatively consistent at 2.8% for the six months ended June 30, 2021 compared to 3.0% for the same period in 2020.

Other Operating Expense, Net

	Six months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-Over-Period Change
Other operating expense, net	$4,354	$214	$4,140	1,934.6%

Other operating expense, net increased $4.1 million, or 1,934.6%, to $4.4 million of expense for the six months ended June 30, 2021 compared to $0.2 million of expense for the same period in 2020. This increase was primarily due to $4.7 million in transaction costs, which included $4.5 million associated with the Taxamo acquisition for the six months ended June 30, 2021. These costs were partially offset by other income of $0.4 million for the six months ended June 30, 2021 as compared to other expense of $0.2 million for the comparable period in 2020. As a percentage of total revenues, other operating expense,net increased to 2.1% in 2021 compared to 0.1% in 2020.

Interest Expense, Net

	Six months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Interest expense, net	$150	$1,628	$(1,478)	(90.8)%

Interest expense, net  decreased  $1.5 million, or 90.8%, to $0.2 million of expense for the six months ended June 30, 2021 compared to $1.6 million of expense for the same period in 2020. This decrease was primarily attributable to a decrease of $2.0 million in interest expense during the six months ended June 30, 2021 compared to the same period in 2020 due to the repayment of the Term Loan in July 2020.  This was partially offset during the six months ended June 30, 2021 by an increase in interest expense of $0.2 million due to a decrease in the valuation of foreign currency forward contracts and lower interest income in the current period of $0.3 million due to a decline in investment yields in 2021 as compared to 2020.

Income Tax Benefit

	Six months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Income tax benefit	$(2,560)	$(735)	$(1,825)	248.3%

Income tax benefit increased $1.8 million, or 248.3%, to $2.6 million for the six months ended June 30, 2021 compared to $0.7 million for the same period in 2020. This increase was primarily due to a pre-tax loss resulting from an increase in stock-based compensation in 2020 compared to the benefit for U.S. federal and state income taxes in 2021 now that we are taxed as a C-Corporation. The income tax benefit in the six months ended June 30, 2021 was primarily driven by exercises and vestings of stock-based awards, partially offset by the unfavorable impact of limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m).

Liquidity and Capital Resources

The Company’s Registration Statement on Form S-1 with the SEC was declared effective on July 28, 2020, resulting in the Class A shares being registered and available for trading on the NASDAQ exchange (the “Offering”). As of June 30, 2021, we had cash and cash equivalents of $101.6 million and retained earnings of $25.5 million. Our primary sources of capital to date have been from sales of our solutions, proceeds from bank lending facilities and our Offering. On July 31, 2020, we received $423.0 million in proceeds from the Offering, net of underwriting fees and commissions, from the sale of 23,812,216 shares of Class A common stock and used a portion of the proceeds to pay off the $175.0 million term loan under the bank credit agreement. As a result, we have no outstanding bank debt after such redemption and at June 30, 2021. The net proceeds remaining after payment of Offering costs and repayment of the term loan will be used for working capital and other corporate purposes as described in the Prospectus.

On May 12, 2021, we used approximately $190.2 million of our cash and cash equivalents to acquire Taxamo, a cloud-based provider of tax and payment automation for global eCommerce and marketplaces. The preliminary purchase price for the Taxamo acquisition was $200.7 million as of the acquisition date, consisting of (i) $190.2 million of cash paid at closing, (ii) an acquisition holdback of $0.5 million, and (iii) an option to purchase from and an option for the remaining shareholder to sell the remaining 5% of the outstanding equity at a fixed amount between August and December 2021 for $10.0 million.

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

The following table presents a summary of our cash flows for the periods indicated:

	Six months ended
	June 30,
(Dollars in thousands)	2021	2020	Period-Over-Period Change
Net cash provided by operating activities	$26,465	$20,756	$5,709	27.5%
Net cash used in investing activities	(214,604)	(30,147)	(184,457)	611.9%
Net cash provided by (used in) financing activities	8,740	(16,617)	25,357	(152.6)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(221)	(204)	(17)	8.3%
Net decrease in cash, cash equivalents and restricted cash	$(179,620)	$(26,212)	$(153,408)	585.3%

Operating Activities. Net cash provided by operating activities was $26.5 million for the six months ended June 30, 2021 compared to $20.8 million for the same period in 2020, an increase of $5.7 million. The increase in cash provided by operating activities was driven primarily by a net increase in changes in operating assets and liabilities of $5.3 million period over period.

Investing Activities. Net cash used in investing activities was $(214.6) million for the six months ended June 30, 2021 compared to $(30.1) million for the same period in 2020, an increase in use of funds for investing activities of $184.5 million. This increase was primarily due to a net increase in cash paid for acquisitions of $181.3 million period over period. During the six months ended June 30, 2021, we acquired Taxamo for approximately $187.5 million in cash, net of $2.6 million of Taxamo’s cash received in the acquisition, and Tellutax, LLC (“Tellutax”) for cash paid of $6.1 million. During the six months ended June 30, 2020, we acquired a controlling interest in Systax Sistemas Fiscais LTDA (“Systax”) for approximately $12.3 million in cash. For additional information on acquisitions, see Note 3, “Business Combinations” to our condensed consolidated financial statements.

Financing Activities. Net cash provided by financing activities was $8.7 million for the six months ended June 30, 2021 compared to net cash used in financing activities of $(16.6) million for the same period in 2020, an increase in cash provided by financing activities of $25.4 million. Net cash provided by financing activities of $8.7 million for the six months ended June 30, 2021 was primarily driven by the increase in customer funds obligations of $22.2 million due primarily to timing differences between receipt of funds from customers and taxing jurisdiction withdrawls of these funds, partially offset by $10.7 million in payments for taxes in connection with the exercise of stock options whereby the award holders returned shares to us to satisfy their tax obligations. The net cash used in financing activities for the six months ended June 30, 2020 of $16.6 million was primarily driven by distributions to stockholders of $140.4 million, partially offset by the net borrowings under the Term Loan of $121.1 million during this period.

Debt. As of June 30, 2021, we had a $100 million line of credit with no outstanding borrowings. Interest on outstanding borrowings accrue at a Base Rate plus an applicable margin (3.25% as of June 30, 2021) or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (2.00% as of June 30, 2021). We have no outstanding bank debt at June 30, 2021.

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

Annual Recurring Revenue (“ARR”) and Average Annual Revenue Per Customer (“AARPC”).

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

We also calculate AARPC, which is determine by dividing ARR by the number of software subscription customers as of the end of the respective period.

	June 30,
(Dollars in millions)	2021	2020	Period-over-Period Change
Annual Recurring Revenue	$336.2	$294.6	$41.6	14.1%

ARR increased by $41.6 million or 14.1% at June 30, 2021, as compared to June 30, 2020. The increase included $3.9 million related to the Taxamo acquisition during the three months ended June 30, 2021. The remainder of the increase was primarily driven by $16.6 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $21.1 million of on-premise and cloud-based subscriptions of our tax solutions to new customers.

The number of customers and AARPC increased to 4,175 customers and approximately $80,500, respectively, at June 30, 2021 from 4,020 and approximately $73,300, respectively at June 30, 2020.  The increase in customers included 135 customers and AARPC of approximately $28,900 from the Taxamo acquisition during the three months ended June 30, 2021. Excluding Taxamo, our AARPC was approximately $82,300 at June 30, 2021 resulting from existing customers expanding their use of our software, as well as from adding new customers.

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

	June 30,
	2021	2020
Net Revenue Retention Rate	106%	108%

The 200 basis point decline in NRR to 106% at June 30, 2021 from 108% for the same period in 2020 was primarily attributable to a reduction in sales growth to existing customers as compared to the prior year related to delays in signing deals due to their focus shifting to working remotely, and economic uncertainty in connection with the impact of the COVID-19 pandemic on their businesses.

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net income (loss) was $0.8 million and $(29.1) million for the three months ended June 30, 2021 and 2020, respectively, while our net income (loss) margin was 0.8% and (31.9)% over the same periods, respectively. Additionally, our net income (loss) was $3.1 million and $(58.1) million for the six months ended June 30, 2021 and 2020, respectively, while our net income margin (loss) was 1.5% and (32.2)% over the same periods, respectively.

	Three months ended		Six months ended
	June 30		June 30
(Dollars in thousands)	2021	2020	2021	2020
Adjusted EBITDA:
Net income (loss)	$808	$(29,075)	$3,096	$(58,139)
Interest (income) expense, net	(385)	1,059	150	1,628
Income tax benefit	(1,881)	(985)	(2,560)	(735)
Depreciation and amortization - property and equipment	2,878	2,505	5,705	5,374
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	5,917	5,475	11,822	10,042
Amortization of acquired intangible assets - selling and marketing expense	86	—	170	—
Stock-based compensation expense	6,285	41,676	12,828	76,596
Severance expense	957	859	1,488	2,042
Transaction costs	4,522	—	4,672	—
Adjusted EBITDA	$19,187	$21,514	$37,371	$36,808

Adjusted EBITDA Margin:
Total revenues	$104,938	$91,271	$203,174	$180,516
Adjusted EBITDA margin	18.3%	23.6%	18.4%	20.4%

The decrease in Adjusted EBITDA for the three months ended June 30, 2021 of $2.3 million over the comparable period in 2020 is primarily driven by an increase in gross profit, offset by an increase in operating expenses including additional sales and marketing and research and development investments. Adjusted EBITDA margin decreased to 18.3% for the three months ended June 30, 2021 compared to 23.6% for the comparable period in 2020.

The increase in Adjusted EBITDA for the six months ended June 30, 2021 of $0.6 million over the comparable period in 2020 is primarily driven by an increase in gross profit, offset by an increase in operating expenses including additional sales and marketing and research and development investments. Adjusted EBITDA margin declined 2.0% for the six months ended June 30, 2021 over the comparable period in 2020 primarily due to increased investments in sales and marketing and research and development activities in 2021.

Free Cash Flow and Free Cash Flow Margin.

We use free cash flow as a critical measure in the evaluation of liquidity in conjunction with related GAAP amounts. We also use this measure when considering available cash, including for decision making purposes related to dividends and discretionary investments. We consider free cash flow to be an important measure for investors because it measures the amount of cash we generate from our operations after our capital expenditures and capitalization of software development costs. In addition, we base certain of our forward-looking estimates and budgets on free cash flow and free cash flow margin. We define free cash flow as the total of net cash provided by operating activities, adjusted for the redemption of stock appreciation rights (“SARs”) in 2020 in connection with the Offering reflected as a reduction of cash provided by operating activities, less purchases of property and equipment and capitalized software. We define free cash flow margin as free cash flow divided by total revenues for the same period. Our net cash provided in operating activities was $26.5 million and $20.8 million for the six months ended June 30, 2021 and 2020, respectively, while our operating cash flow margin was 13.0% and 11.5% over the same periods, respectively.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Free Cash Flow:
Net cash provided by operating activities	$29,430	$27,173	$26,465	$20,756
Property and equipment additions	(9,693)	(4,933)	(15,888)	(10,565)
Capitalized software additions	(2,904)	(3,558)	(5,125)	(7,264)
Free cash flow	$16,833	$18,682	$5,452	$2,927

Free Cash Flow Margin:
Total revenues	$104,938	$91,271	$203,174	$180,516
Free cash flow margin	16.0%	20.5%	2.7%	1.6%

Free cash flow decreased by $1.8 million for the three months ended June 30, 2021 as compared to the same period in 2020. This decrease was primarily driven by an increase of $4.8 million in investments in property and equipment additions to support our internal infrastructure investments. Free cash flow margin decreased to 16.0% for the three months ended June 30, 2021, compared to 20.5% for the same period in 2020.

Free cash flow increased by $2.5 million for the six months ended June 30, 2021 as compared to the same period in 2020. This increase was primarily driven by an increase in net cash provided by operating activities of $5.7 million, primarily due to an $5.3 million increase in cash provided by changes in operating assets and liabilities. This amount was offset by an increase of $5.3 million in investments in property and equipment additions to support our internal infrastructure investments. Free cash flow margin increased to 2.7% for the six months ended June 30, 2021, compared to 1.6% for the same period in 2020.

Use and Reconciliation of Non-GAAP Financial Measures

In addition to our results determined in accordance with GAAP, we have calculated Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, free cash flow margin, non-GAAP cost of revenues, non-GAAP gross profit, non-GAAP gross margin, non-GAAP research and development expense, non-GAAP selling and marketing expense, non-GAAP general and administrative expense, non-GAAP operating income, and non-GAAP net income, which are each non-GAAP financial measures. We have provided tabular reconciliations of each of these non-GAAP financial measures to its most directly comparable GAAP financial measure.

We use these non-GAAP financial measures to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, and to evaluate financial performance. We use non-GAAP financial measures of free cash flow and free cash flow margin to evaluate liquiditiy. Our non-GAAP financial measures are presented as supplemental disclosure as we believe they provide useful information to investors and others in understanding and evaluating our results, prospects, and liquidity period-over-period without the impact of certain items that do not directly correlate to our operating performance and that may vary significantly from period to period for reasons unrelated to our operating performance, as well as comparing our financial results to those of other companies. Our definitions of these non-GAAP financial measures may differ from similarly titled measures presented by other companies, and therefore, comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non-GAAP financial measures should be considered in addition to, not as a substitute for, or in isolation from, the financial information prepared in accordance with GAAP financial measures, and should be read in conjunction with the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Additional Non-GAAP Financial Measures

In addition to Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow margin calculated and discussed in “Key Business Metrics,” the following additional non-GAAP financial measures are calculated and presented further below:

●	Non-GAAP cost of revenues, software subscriptions is determined by adding back to GAAP cost of revenues, software subscriptions, the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of revenues for the respective periods.
●	Non-GAAP cost of revenues, services is determined by adding back to GAAP cost of revenues, services, the stock-based compensation expense included in cost of revenues for the respective periods.
●	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of revenues for the respective periods.
●	Non-GAAP gross margin is determined by adding back to GAAP gross margin the impact of stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of revenues as a percentage of revenues for the respective periods.
●	Non-GAAP research and development expense and non-GAAP general and administrative expenses are determined by adding back to GAAP research and development expense and GAAP general and administrative expense the stock-based compensation expense and severance expense included in the applicable expense categories for the respective periods.
●	Non-GAAP selling and marketing expense is determined by adding back to GAAP selling and marketing expense the stock-based compensation expense and the amortization of acquired intangible assets included in selling and marketing expense for the respective periods.
●	Non-GAAP operating income is determined by adding back to GAAP income or loss from operations the stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues, amortization of acquired intangible assets – selling and marketing expense, severance expense and transaction costs included in GAAP income or loss from operations for the respective periods.
●	Non-GAAP net income is determined by adding back to GAAP net income or loss the income tax benefit or expense, stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues, amortization of acquired intangible assets – selling and marketing expense, severance expense and transaction costs included in GAAP net income or loss for the respective periods to determine non-GAAP income or loss before income taxes. Non-GAAP income before income taxes is then adjusted for income taxes calculated using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5%.

We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view these non-GAAP financial measures in conjunction with the related GAAP financial measures.

The following schedules reflect our additional non-GAAP financial measures and reconcile our additional non-GAAP financial measures to the related GAAP financial measures.

	Three months ended		Six months ended
	June 30		June 30
(Dollars in thousands)	2021	2020	2021	2020
Non-GAAP cost of revenues, software subscriptions	$20,340	$16,358	$39,465	$32,983
Non-GAAP cost of revenues, services	$9,928	$9,493	$20,677	$19,033
Non-GAAP gross profit	$74,670	$65,420	$143,032	$128,500
Non-GAAP gross margin	71.2%	71.7%	70.4%	71.2%
Non-GAAP research and development expense	$11,355	$9,449	$22,253	$19,036
Non-GAAP selling and marketing expense	$23,346	$16,209	$42,125	$33,558
Non-GAAP general and administrative expense[1]	$20,821	$18,145	$41,601	$38,884
Non-GAAP operating income	$16,309	$19,009	$31,666	$31,434
Non-GAAP net income[2]	$12,437	$13,373	$23,479	$22,205

1The six month period ended June 30, 2021 includes $150 of transaction costs previously presented as a component of general and administrative expenses that was reclassified to other operating expense, net, in the condensed consolidated statement of comprehensive loss.

22020 Non-GAAP net income presentation adjusted to conform to 2021 presentation. The presentation was modified in the fourth quarter 2020 to tax effect, at the statutory income tax rate, the related non-GAAP adjustments to GAAP net income or loss. Thus, the income tax benefit for 2020 was removed and a statutory tax rate applied to Non-GAAP income after the non-GAAP adjustments. This reduced Non-GAAP net income before income taxes by $5,562 and $8,336 for the three and six months ended June 30, 2020, respectively. This will also reduce Non-GAAP net income by $8,229 and $16,565 for the three and nine months ended September 30, 2020, respectively.

	Three months ended		Six months ended
	June 30		June 30
(Dollars in thousands)	2021	2020	2021	2020
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$26,829	$26,001	$52,419	$50,685
Stock-based compensation expense	(572)	(4,168)	(1,132)	(7,660)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(5,917)	(5,475)	(11,822)	(10,042)
Non-GAAP cost of revenues, software subscriptions	$20,340	$16,358	$39,465	$32,983

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$10,550	$15,744	$21,893	$30,522
Stock-based compensation expense	(622)	(6,251)	(1,216)	(11,489)
Non-GAAP cost of revenues, services	$9,928	$9,493	$20,677	$19,033

Non-GAAP Gross Profit:
Gross profit	$67,559	$49,526	$128,862	$99,309
Stock-based compensation expense	1,194	10,419	2,348	19,149
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	5,917	5,475	11,822	10,042
Non-GAAP gross profit	$74,670	$65,420	$143,032	$128,500

Non-GAAP Gross Margin:
Total revenues	$104,938	$91,271	$203,174	$180,516
Non-GAAP gross margin	71.2%	71.7%	70.4%	71.2%

Non-GAAP Research and Development Expense:
Research and development expense	$11,926	$13,617	$23,385	$26,696
Stock-based compensation expense	(571)	(4,168)	(1,132)	(7,660)
Non-GAAP research and development expense	$11,355	$9,449	$22,253	$19,036

	Three months ended			Six months ended
	June 30			June 30
(Dollars in thousands)	2021	2020		2021		2020
Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$24,865	$24,544		$45,015		$48,877
Stock-based compensation expense	(1,433)	(8,335)		(2,720)		(15,319)
Amortization of acquired intangible assets – selling and marketing expense	(86)	—		(170)		—
Non-GAAP selling and marketing expense	$23,346	$16,209		$42,125		$33,558

Non-GAAP General and Administrative Expense[1]:
General and administrative expense	$24,865	$37,758		$49,717		$75,394
Stock-based compensation expense	(3,087)	(18,754)		(6,628)		(34,468)
Severance expense	(957)	(859)		(1,488)		(2,042)
Non-GAAP general and administrative expense	$20,821	$18,145		$41,601	[1]	$38,884

Non-GAAP Operating Income:
Income (loss) from operations	$(1,458)	$(29,001)		$686		$(57,246)
Stock-based compensation expense	6,285	41,676		12,828		76,596
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	5,917	5,475		11,822		10,042
Amortization of acquired intangible assets – selling and marketing expense	86	—		170		—
Severance expense	957	859		1,488		2,042
Transaction costs	4,522	—		4,672		—
Non-GAAP operating income	$16,309	$19,009		$31,666		$31,434

Non-GAAP Net Income:
Net income (loss)	$808	$(29,075)		$3,096		$(58,139)
Income tax benefit	(1,881)	(985)	[2]	(2,560)		(735)	[2]
Stock-based compensation expense	6,285	41,676		12,828		76,596
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	5,917	5,475		11,822		10,042
Amortization of acquired intangible assets – selling and marketing expense	86	—		170		—
Severance expense	957	859		1,488		2,042
Transaction costs	4,522	—		4,672		—
Non-GAAP income before income taxes	16,694	17,950		31,516		29,806
Income tax adjustment at statutory rate	(4,257)	(4,577)	[2]	(8,037)		(7,601)	[2]
Non-GAAP net income	$12,437	$13,373	[2]	$23,479		$22,205	[2]

1The six month period ended June 30, 2021 includes $150 of transaction costs previously presented as a component of general and administrative expenses that was reclassified to other operating expense, net, in the condensed consolidated statement of comprehensive loss.

22020 Non-GAAP net income presentation adjusted to conform to 2021 presentation. The presentation was modified in the fourth quarter 2020 to tax effect, at the statutory income tax rate, the related non-GAAP adjustments to GAAP net income or loss. Thus, the income tax benefit for 2020 was removed and a statutory tax rate applied to Non-GAAP income after the non-GAAP adjustments. This reduced Non-GAAP net income before income taxes by $5,562 and $8,336 for the three and six months ended June 30 2020, respectively. This will also reduce Non-GAAP net income by $8,229 and $16,565 for the three and nine months ended September 30, 2020, respectively.

Critical Accounting Policies and Estimates

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include software development costs, goodwill, accounting for stock-based compensation, revenue recognition, and income taxes, which are described in Note 1, “Summary of Significant Accounting Policies” to the Condensed Consolidated Financial Statements.

There have been no material updates or changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the period ended December 31, 2020.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 1, “Summary of Significant Accounting Policies” to the Condensed Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents of $103.7 million as of June 30, 2021. In addition, the Company received proceeds, net of underwriter fees, from its Offering of $423.0 million on July 31, 2020, which it used to pay off outstanding debt of $175.0 million resulting in the Company having no outstanding bank debt after such redemption.

We maintain our cash and cash equivalents in deposit accounts and money market funds with various financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates would reduce future interest income by an insignificant amount.

We are exposed to risk related to changes in interest rates. Borrowings under the bank credit agreement bear interest at rates that are variable. We have no outstanding borrowings. Increases in the bank prime or LIBOR rates would increase the interest rate on any future outstanding borrowings. Any debt we incur in the future may also bear interest at variable rates. Based on no outstanding borrowings as of June 30, 2021, increases in the bank prime or LIBOR rates would not result in a significant increase in interest expense.

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the six months ended June 30, 2021 and 2020, approximately 2% and 1%, respectively, of our revenues were denominated in currencies other than U.S. dollars.

We have experienced and will continue to experience fluctuations in our net income or loss as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have historically recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows. The acquisition of the controlling interest in Systax in January 2020 and the future purchase commitments associated with this acquisition are expected to increase our exposure to fluctuations of the Brazilian Real over time. In May 2020, we entered into a series of foreign currency forward contracts to hedge approximately 40% of our exposure to adverse fluctuations in the Brazilian Real associated with these future purchase commitments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Solely as a result of the material weakness described below, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective.

We have performed additional analyses, reconciliations, and other post-closing procedures and have concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim condensed consolidated financial statements as of and for the periods covered by and included in this Quarterly Report on Form 10-Q fairly state, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with GAAP.

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

Our management, with oversight from our Audit Committee, is in the process of remediating this material weakness. During 2020, we implemented changes to our user access governance practices to prevent individuals from having the ability to create and post journal entries and have implemented a periodic review cycle for user access. However, this material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing in 2021, that these controls are operating effectively.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.1	Amendment to S Corporation Termination and Tax Sharing Agreement					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex, Inc.

Date: August 12, 2021	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: August 12, 2021	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)