Form 10-Q
period 2021-09-30
Vertex, Inc.
filed 2021-11-12
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 40,772,739 shares of Class A common stock, $0.001 par value per share, and 108,017,000 shares of Class B common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “believe,” “expect,” “suggests,” “plans,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions or the negatives of those terms. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that may materially affect such forward-looking statements include, but are not limited to:

●	the potential effects on our business of the coronavirus disease 2019 (“COVID-19”) pandemic;
●	our ability to attract new customers on a cost-effective basis and the extent to which existing customers renew and upgrade their subscriptions;
●	our ability to sustain and expand revenues, maintain profitability, and to effectively manage our anticipated growth;
●	the timing of our introduction of new solutions or updates to existing solutions;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services or content;
●	our ability to maintain and expand our strategic relationships with third parties;
●	risks related to our expanding international operations;
●	our ability to deliver our solutions to customers without disruption or delay;
●	our exposure to liability from errors, delays, fraud or system failures, which may not be covered by insurance;
●	risks related to our determinations of customers’ transaction tax and tax payments;
●	risks related to changes in tax laws and regulations or their interpretation or enforcement;
●	our ability to manage cybersecurity and data privacy risks;
●	risks related to failures in information technology, infrastructure and third-party service providers;
●	our ability to effectively protect, maintain and enhance our brand;
●	global economic weakness and uncertainties, and disruption in the capital and credit markets;
●	business disruptions related to natural disasters, epidemic outbreaks, terrorist acts, political events or other events outside of our control;
●	our ability to comply with anti-corruption, anti-bribery and similar laws;
●	changes in interest rates, security ratings and market perceptions of the industry in which we operate, or our ability to obtain capital on commercially reasonable terms or at all;
●	any statements of belief and any statements of assumptions underlying any of the foregoing; and
●	other factors beyond our control.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2021 and December 31, 2020

(Amounts in thousands, except per share data)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,481	$303,051
Funds held for customers	27,860	9,222
Accounts receivable, net of allowance of $8,845, and $8,592, respectively	73,234	77,159
Prepaid expenses and other current assets	18,167	13,259
Total current assets	166,742	402,691
Property and equipment, net of accumulated depreciation	97,869	56,557
Capitalized software, net of accumulated amortization	34,018	31,989
Goodwill and other intangible assets	277,924	18,711
Deferred commissions	12,583	11,743
Deferred income tax asset	32,816	29,974
Operating lease right-of-use assets	21,137	—
Other assets	2,755	3,263
Total assets	$645,844	$554,928

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$10,701	$8,876
Accrued expenses	23,467	19,176
Distributions payable	—	2,700
Customer funds obligations	27,979	9,235
Accrued salaries and benefits	26,472	17,326
Accrued and deferred compensation, current	23,101	24,429
Deferred revenue	211,036	207,560
Current portion of long-term debt	—	882
Current portion of operating lease liabilities	2,480	—
Current portion of finance lease liabilities	276	—
Deferred rent and other	—	939
Deferred purchase consideration, current	19,705	—
Purchase commitment and contingent consideration liabilities, current	478	845
Total current liabilities	345,695	291,968
Deferred compensation, net of current portion	2,786	5,010
Deferred revenue, net of current portion	11,544	14,702
Debt, net of current portion	—	225
Operating lease liabilities, net of current portion	26,707	—
Finance lease liabilities, net of current portion	334	—
Deferred purchase consideration, net of current portion	19,319	—
Purchase commitment and contingent consideration liabilities, net of current portion	11,049	8,905
Deferred other liabilities	4,199	8,632
Total liabilities	421,633	329,442
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.001 par value, 300,000 shares authorized; 40,574 and 26,327 shares issued and outstanding, respectively	41	26
Class B common stock, $0.001 par value, 150,000 shares authorized; 108,017 and 120,117 shares issued and outstanding, respectively	108	120
Additional paid in capital	215,647	206,541
Retained earnings	21,582	21,926
Accumulated other comprehensive loss	(13,167)	(3,127)
Total stockholders' equity	224,211	225,486
Total liabilities and stockholders' equity	$645,844	$554,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2021 and 2020

(Amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	$92,276	$79,778	$265,160	$232,844
Services	18,442	14,827	48,732	42,277
Total revenues	110,718	94,605	313,892	275,121
Cost of revenues:
Software subscriptions	32,000	29,161	84,419	79,846
Services	11,938	18,807	33,831	49,329
Total cost of revenues	43,938	47,968	118,250	129,175
Gross profit	66,780	46,637	195,642	145,946
Operating expenses:
Research and development	9,879	16,501	33,264	43,197
Selling and marketing	25,658	29,423	70,673	78,300
General and administrative	31,237	48,043	80,954	123,437
Depreciation and amortization	3,082	2,735	8,787	8,109
Other operating expense (income), net	538	(60)	4,892	154
Total operating expenses	70,394	96,642	198,570	253,197
Loss from operations	(3,614)	(50,005)	(2,928)	(107,251)
Interest expense, net	521	1,796	671	3,424
Loss before income taxes	(4,135)	(51,801)	(3,599)	(110,675)
Income tax benefit	(187)	(30,773)	(2,747)	(31,508)
Net loss	(3,948)	(21,028)	(852)	(79,167)
Other comprehensive loss from foreign currency translation adjustments and revaluations, net of tax	5,704	238	10,040	3,512
Total comprehensive loss	$(9,652)	$(21,266)	$(10,892)	$(82,679)

Net loss attributable to Class A stockholders	$(1,070)	$(2,751)	$(195)	$(2,427)
Net loss per Class A share, basic	$(0.03)	$(0.15)	$(0.01)	$(0.40)
Weighted average Class A common stock, basic	40,141	18,124	33,775	6,129
Net loss attributable to Class A stockholders, diluted	$(1,070)	$(2,751)	$(195)	$(2,427)
Net loss per Class A share, diluted	$(0.03)	$(0.15)	$(0.01)	$(0.40)
Weighted average Class A common stock, diluted	40,141	18,124	33,775	6,129

Net loss attributable to Class B stockholders	$(2,878)	$(18,277)	$(657)	$(76,740)
Net loss per Class B share, basic	$(0.03)	$(0.15)	$(0.01)	$(0.64)
Weighted average Class B common stock, basic	108,017	120,417	113,646	120,417
Net loss attributable to Class B stockholders, diluted	$(2,878)	$(18,277)	$(657)	$(76,740)
Net loss per Class B share, diluted	$(0.03)	$(0.15)	$(0.01)	$(0.64)
Weighted average Class B common stock, diluted	108,017	120,417	113,646	120,417

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit)
For the nine months ended September 30, 2021 (unaudited)
(Amounts in thousands)

	Before Recapitalization				After Recapitalization						Accumulated
	Outstanding	Class A	Outstanding	Class B	Outstanding	Class A	Outstanding	Class B	Additional		Other	Treasury		Total	Options for
	Class A	Common	Class B	Common	Class A	Common	Class B	Common	Paid-in	Retained	Comprehensive	Shares	Treasury	Stockholders'	Redeemable
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Issued	Stock	Equity	Shares
Balance, January 1, 2021	—	$—	—	$—	26,327	$26	120,117	$120	$206,541	$21,926	$(3,127)	—	$—	$225,486	$—
ASC 842 transition adjustment	—	—	—	—	—	—	—	—	—	508	—	—	—	508	—
Exercise of stock options, net	—	—	—	—	640	1	—	—	(6,998)	—	—	—	—	(6,997)	—
Shares issued upon vesting of Restricted Stock Units, net	—	—	—	—	5	—	—	—	(34)	—	—	—	—	(34)	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,302	—	—	—	—	6,302	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	—	—	(977)	—	—	(977)	—
Net income	—	—	—	—	—	—	—	—	—	2,288	—	—	—	2,288	—
Balance, March 31, 2021	—	—	—	—	26,972	27	120,117	120	205,811	24,722	(4,104)	—	—	226,576	—
Exercise of stock options, net	—	—	—	—	462	1	—	—	(3,293)	—	—	—	—	(3,292)	—
Shares issued upon vesting of Restricted Stock Awards	—	—	—	—	234	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	6,101	—	—	—	—	6,101	—
Shares issued under ESPP	—	—	—	—	60	—	—	—	1,010	—	—	—	—	1,010	—
Class B shares exchanged for Class A shares	—	—	—	—	12,100	12	(12,100)	(12)	—	—	—	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	—	—	(3,359)	—	—	(3,359)	—
Net income	—	—	—	—	—	—	—	—	—	808	—	—	—	808	—
Balance, June 30, 2021	—	—	—	—	39,828	40	108,017	108	209,629	25,530	(7,463)	—	—	227,844	—
Exercise of stock options, net	—	—	—	—	625	1	—	—	(919)	—	—	—	—	(918)	—
Shares issued upon vesting of Restricted Stock Units, net	—	—	—	—	3	—	—	—	(44)	—	—	—	—	(44)	—
Shares issued upon vesting of Restricted Stock Awards, net	—	—	—	—	118	—	—	—	(213)	—	—	—	—	(213)	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	7,194	—	—	—	—	7,194	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	—	—	(5,704)	—	—	(5,704)	—
Net loss	—	—	—	—	—	—	—	—	—	(3,948)	—	—	—	(3,948)	—
Balance, September 30, 2021	—	$—	—	$—	40,574	$41	108,017	$108	$215,647	$21,582	$(13,167)	—	$—	$224,211	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Deficit)
For the nine months ended September 30, 2020 (unaudited)
(Amounts in thousands)

	Before Recapitalization				After Recapitalization					Retained	Accumulated
	Outstanding	Class A	Outstanding	Class B	Outstanding	Class A	Outstanding	Class B	Additional	Earnings	Other	Treasury		Total	Options for
	Class A	Common	Class B	Common	Class A	Common	Class B	Common	Paid In	(Accumulated	Comprehensive	Shares	Treasury	Stockholders'	Redeemable
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit)	Loss	Issued	Stock	Equity (Deficit)	Shares
Balance, January 1, 2020	147	$—	120,270	$54	—	$—	—	$—	$—	$(90,701)	$(491)	41,910	$(38,638)	$(129,776)	$17,344
Remeasurement of options for redeemable shares	—	—	—	—	—	—	—	—	—	(15,242)	—	—	—	(15,242)	15,242
Distributions declared	—	—	—	—	—	—	—	—	—	(4,010)	—	—	—	(4,010)	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	—	—	(2,998)	—	—	(2,998)	—
Net loss	—	—	—	—	—	—	—	—	—	(29,064)	—	—	—	(29,064)	—
Balance, March 31, 2020	147	—	120,270	54	—	—	—	—	—	(139,017)	(3,489)	41,910	(38,638)	(181,090)	32,586
Remeasurement of options for redeemable shares	—	—	—	—	—	—	—	—	—	(14,637)	—	—	—	(14,637)	14,637
Exercise of stock options, net	—	—	173	—	—	—	—	—	—	53	—	—	—	53	—
Distributions declared	—	—	—	—	—	—	—	—	—	(123,185)	—	—	—	(123,185)	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	—	—	(276)	—	—	(276)	—
Net loss	—	—	—	—	—	—	—	—	—	(29,075)	—	—	—	(29,075)	—
Balance, June 30, 2020	147	—	120,443	54	—	—	—	—	—	(305,861)	(3,765)	41,910	(38,638)	(348,210)	47,223
Distributions declared	—	—	—	—	—	—	—	—	—	(5,706)	—	—	—	(5,706)	—
Reclassification of accumulated S- Corporation earnings	—	—	—	—	—	—	—	—	(354,291)	354,291	—	—	—	—	—
Remeasurement of options for redeemable shares		—	—	—	—	—	—	—	(21,954)	—	—	—	—	(21,954)	21,954
Reclassification of options for redeemable shares	—	—	—	—	—	—	—	—	69,177	—	—	—	—	69,177	(69,177)
Recapitalization prior to Offering	(147)	—	(120,443)	(54)	173	—	120,417	120	(38,704)	—	—	(41,910)	38,638	—	—
Reclassification of SAR liability to equity in connection with Offering	—	—	—	—	—	—	—	—	143,519	—	—	—	—	143,519	—
Auto-exercised options in connection with Offering	—	—	—	—	564	1	—	—	(13,809)	—	—	—	—	(13,808)	—
Shares issued in connection with Offering, net of Offering costs	—	—	—	—	23,812	24	—	—	416,778	—	—	—	—	416,802	—
Exercise of stock options in connection with the Offering	—	—	—	—	510	—	—	—	(7,023)	—	—	—	—	(7,023)	—
Vested restricted stock issued in connection with Offering	—	—	—	—	19	—	—	—	361	—	—	—	—	361	—
Exercise of stock options, net	—	—	—	—	610	1	—	—	1,007	—	—	—	—	1,008	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	5,661	—	—	—	—	5,661	—
Foreign currency translation adjustments and revaluations	—	—	—	—	—	—	—	—	—	—	(238)	—	—	(238)	—
Net loss	—	—	—	—	—	—	—	—	—	(21,028)	—	—	—	(21,028)	—
Balance, September 30, 2020	—	$—	—	$—	25,688	$26	120,417	$120	$200,722	$21,696	$(4,003)	—	$—	$218,561	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2021 and 2020
(Amounts in thousands)

	Nine months ended
	September 30,
	2021	2020

	(unaudited)
Cash flows from operating activities:
Net loss	$(852)	$(79,167)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	31,902	23,586
Provision for subscription cancellations and non-renewals, net of deferred allowance	423	52
Amortization of deferred financing costs	159	356
Write-off of deferred financing costs	—	1,351
Stock-based compensation expense	20,250	140,890
Deferred income tax benefit	(3,075)	(32,004)
Redemption of Converted SARs	—	(22,889)
Non-cash operating lease costs	2,867	—
Other	280	86
Changes in operating assets and liabilities:
Accounts receivable	12,120	4,143
Prepaid expenses and other current assets	(3,669)	(4,613)
Deferred commissions	(840)	824
Accounts payable	1,529	1,193
Accrued expenses	(2,445)	1,382
Accrued and deferred compensation	(679)	(5,399)
Deferred revenue	(1,971)	(8,251)
Operating lease liabilities	(3,685)	—
Other	354	(1,496)
Net cash provided by operating activities	52,668	20,044
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(251,412)	(12,318)
Property and equipment additions	(23,899)	(14,982)
Capitalized software additions	(7,902)	(9,246)
Net cash used in investing activities	(283,213)	(36,546)
Cash flows from financing activities:
Net increase in customer funds obligations	18,744	1,158
Proceeds from line of credit	—	12,500
Principal payments on line of credit	—	(12,500)
Proceeds from long-term debt	—	175,000
Principal payments on long-term debt	—	(226,029)
Payments for deferred financing costs, net	—	(2,436)
Proceeds from purchases of stock under ESPP	1,010	—
Payments for taxes related to net share settlement of stock-based awards	(12,712)	—
Proceeds from exercise of stock options	1,212	6,023
Distributions to stockholders		(146,084)
Distributions under Tax Sharing Agreement	(2,700)	—
Proceeds from issuance of shares in connection with Offering	—	423,024
Payments for offering costs	—	(6,222)
Payments for taxes on exercised options	—	(11,999)
Payments for purchase commitment liabilities	(10,822)	—
Payments on finance lease liabilities	(685)	—
Net cash (used in) provided by financing activities	(5,953)	212,435
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(434)	(412)
Net (decrease) increase in cash, cash equivalents and restricted cash	(236,932)	195,521
Cash, cash equivalents and restricted cash, beginning of period	312,273	83,495
Cash, cash equivalents and restricted cash, end of period	$75,341	$279,016
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$47,481	$270,271
Restricted cash—funds held for customers	27,860	8,745
Total cash, cash equivalents and restricted cash, end of period	$75,341	$279,016

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

The Company has a 65% controlling interest in Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software. Systax is considered a Variable Interest Entity (“VIE”) and its accounts have been included in the condensed consolidated financial statements from the acquisition date. Systax was determined to be a VIE as Vertex is the primary beneficiary of the equity interests in Systax and participates significantly in the variability in the fair value of Systax’s net assets.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”) filed with the SEC on March 15, 2021. The interim condensed consolidated balance sheet as of December 31, 2020 has been derived from audited financial statements included in the 2020 Annual Report. The accompanying interim condensed consolidated balance sheet as of September 30, 2021, the interim condensed consolidated statements of comprehensive loss and changes in equity (deficit) for the three and nine months ended September 30, 2021 and 2020, and interim condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.

Segments

The Company operates its business as one operating segment. For the three months ended September 30, 2021 and 2020, approximately 6% and 3%, respectively, of the Company’s revenues were generated from customers outside the U.S. For the nine months ended September 30, 2021 and 2020, approximately 6% and 3%, respectively, of the Company’s revenues were generated from customers outside the U.S..

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

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses during the reporting period. Significant estimates used in preparing these condensed consolidated financial statements include: (i) the estimated allowance for subscription cancellations, (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) the reserve for self-insurance, (iv) assumptions related to achievement of technological feasibility for software developed for sale, (v) product life cycles, (vi) estimated useful lives and potential impairment of long-lived assets and intangible assets, (vii) potential impairment of goodwill, (viii) determination of the fair value of tangible and intangible assets acquired, liabilities assumed and consideration transferred in acquisitions, (ix) amortization period of material rights and deferred commissions (x) valuation of the Company’s stock used to measure stock-based compensation awards, (xi) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of stock-based compensation awards, (xii) measurement of future purchase commitment, contingent consideration liabilities and deferred purchase consideration liabilities associated with acquisitions, and (xiii) the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements or tax returns. Actual results may differ from these estimates.

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

Stock-Based Compensation

The Company’s Registration Statement on Form S-1 with the SEC was declared effective on July 28, 2020, resulting in the Class A common shares being registered and available for trading on the NASDAQ exchange (the “Offering”). On the effective date of the Offering, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”) and the 2020 Employee Stock Purchase Plan (the “ESPP”), which provide for the award of stock appreciation rights (“SARs”), stock options (“options”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and participation in the ESPP (collectively, the "awards").

The awards are subject to, and the Company applies, the guidance set forth in ASC 718, Compensation—Stock Compensation, for the award of equity-based instruments.

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

Nature of goods and services

Licenses for on-premise software subscriptions provide the customer with a right to use the software as it exists when made available to the customer. Customers purchase a subscription to these licenses, which includes the related software and tax content updates (collectively “updates”) and product support. The updates and support, which are part of the subscription agreement, are essential to the continued utility of the software; therefore, the Company has determined the software and the related updates and support to be a single performance obligation. Accordingly, when on-premise software is licensed, the revenue associated with this combined performance obligation is recognized ratably over the license term as these subscriptions are provided for the duration of the license term. Revenue recognition begins on the later of the beginning of the subscription period or the date the software is made available to the customer to download. Certain on-premise software subscription prices in the initial subscription year are higher than standard renewal prices. The excess initial year price over the renewal price (“new sale premium”) is a material right that provides customers with the right to this reduced renewal price. The Company recognizes revenue associated with this material right over the estimated period of benefit to the customer, which is generally three years.

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

Income Taxes

On July 27, 2020, the Company’s S-Corporation election (the “S Election”) was terminated by the Company’s stockholders in connection with the Offering. As a result, Vertex became taxable at the corporate level as a C-Corporation for U.S. federal and state income tax purposes. In connection with the S Election termination, the Company entered into an agreement with the S-Corporation stockholders pursuant to which the Company has indemnified them for unpaid income tax liabilities and may be required to make future payments in material amounts to them attributable to incremental income taxes resulting from an adjustment to S-Corporation related taxable income (the “Tax Sharing Agreement”). In addition, the Tax Sharing Agreement indemnifies the S-Corporation stockholders for any interest, penalties, losses, costs or expenses arising out of any claim under the agreement. Correspondingly, the S-Corporation stockholders have indemnified the Company with respect to unpaid tax liabilities (including interest and penalties) attributable to a decrease in S-Corporation stockholders’ taxable income and a corresponding increase in our taxable income as a C-Corporation for any period.

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

Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures are as follows for the respective periods:

	For the nine months ended
	September 30,
	2021	2020

	(unaudited)
Cash paid for interest	$180	$1,912
Cash paid for income taxes, net of refunds	$1,032	$522
Operating cash flows from operating leases	$4,090	$—

Non-cash investing and financing activities:
Purchase commitment and contingent consideration liabilities	$50,653	$14,344
Leased assets obtained in exchange for new finance lease liabilities	$173	$—
Equipment acquired through capital leases	$—	$826
Remeasurement of options for redeemable shares	$—	$51,833
Conversion of SARs in connection with the Offering	$—	$128,870
Exchange of Amended Options in connection with the Offering	$—	$69,177

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

Deferred Revenue

In October 2021, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations. This standard provides specific guidance on how to recognize and measure contract assets and contract liabilities related to revenue contracts with customers acquired in a business combination. This will align the accounting for these acquired contracts to the accounting for revenue contracts originated by the acquirer and will provide more comparable information to investors and other financial statement users seeking to better understand the financial impact of these acquisitions. The standard is effective for all other entities for fiscal years beginning after December 15, 2022, and interim periods within fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on the Company’s condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”). This standard amended several aspects of lease accounting, including requiring lessees to recognize operating leases with a initial term greater than one year on their balance sheet as a right-of-use asset, and a corresponding lease liability, measured at the present value of the future minimum lease payments. The standard is effective for public entities for fiscal years and interim periods beginning after December 15, 2018. The standard is effective for all other entities for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, with early adoption permitted.

The Company adopted ASC 842 on January 1, 2021 using the modified retrospective transition method, which did not require the Company to adjust comparative periods. The Company’s lease assets and lease liabilities are recognized on the lease commencement date in an amount that represents the present value of future lease payments. The Company’s incremental borrowing rate, which is based on information available at the adoption date for existing leases and the commencement date for leases commencing after the adoption date, is used to determine the present value of lease payments.

The Company elected the “package of three” practical expedients permitted under the transition guidance, which allows (i) a carry forward of the historical lease classification conclusions, (ii) management to assess whether a contract is or contains a lease, and (iii) the retention of initial direct costs for any leases that exist prior to adoption of the new standard.

As a result of the adoption of ASC 842 on January 1, 2021, the Company recorded both operating lease right-of-use assets of $24,004 and operating lease liabilities of $32,562. An adjustment to retained earnings of $508, net of the deferred tax impact, was also recorded. The adoption of ASC 842 had an immaterial impact on the condensed consolidated statement of comprehensive loss and the condensed consolidated cash flow. The adoption of this standard also resulted in a change in the naming convention for leases classified historically as capital leases. These leases are now referred to as finance leases within property and equipment, with corresponding short-term and long-term debt liabilities being presented as “Current portion of finance lease liabilities” and “Finance lease liabilities, net of current portion,” respectively. See Note 7 for further information.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of coronavirus disease 2019 (“COVID-19”) to be a pandemic. The COVID-19 pandemic is continuing to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. To protect the health and well-being of Company employees and customers, substantial modifications were made to employee travel policies, and our offices were closed, and remained closed through September 30, 2021, with employees directed to work from home. In addition, conferences and other marketing events were cancelled or shifted to virtual-only, and the Company continued to participate virtually through September 30, 2021. The COVID-19 pandemic has impacted, and may continue to impact, Company operations, including employees, customers and partners, and there is substantial uncertainty regarding the nature and degree of its continued effects over time.

The Company did not experience any significant reductions in sales, revenues or collections through September 30, 2021 as a result of COVID-19. The uncertainty caused by the COVID-19 pandemic could, however, impact Company billings to new customers for the remainder of 2021, and may also negatively impact Company efforts to expand revenues from existing customers as they continue to evaluate certain long-term projects and budget constraints. In addition to the potential impact on sales, the Company may see delays in collections during 2021 as customers adjust their operating protocols to accommodate implementation of new criteria to protect the health and well-being of their employees and customers. However, these delays are not expected to materially impact the business, and thus the Company has not recorded additional credit losses associated with the allowance for doubtful accounts in connection with any delays. The Company believes it has ample liquidity and capital resources to continue to meet its operating needs and to service debt and other financial obligations.

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

2.     REVENUE RECOGNITION

See Note 1 for a description of the Company’s revenue recognition accounting policy.

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Software subscriptions:
Software licenses	$58,932	$56,882	$172,807	$170,801
Cloud subscriptions	33,344	22,896	92,353	62,043
Software subscriptions	92,276	79,778	265,160	232,844
Services	18,442	14,827	48,732	42,277
Total revenues	$110,718	$94,605	$313,892	$275,121

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) $8,845 and $8,592 at September 30, 2021 and December 31, 2020, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the nine months ended	For the year ended
	September 30, 2021	December 31, 2020
	(unaudited)
Balance, beginning of period	$77,159	$70,367
Balance, end of period	73,234	77,159
(Decrease) increase, net	$(3,925)	$6,792

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period or over the amortization period of material rights. Deferred revenue is reflected net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $6,284 and $6,432 at September 30, 2021 and December 31, 2020, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended September 30,
	2021		2020
	Balance	Net Change	Balance	Net Change
Allowance balance, July 1	$(9,399)		$(7,669)
Allowance balance, September 30	(8,845)		(7,567)
Change in allowance		$(554)		$(102)
Deferred allowance balance, July 1	6,267		5,335
Deferred allowance balance, September 30	6,284		5,170
Change in deferred allowance		(17)		165
Net amount charged to revenues		$(571)		$63

	For the nine months ended September 30,
	2021		2020
	Balance	Net Change	Balance	Net Change
Allowance balance, January 1	$(8,592)		$(7,515)
Allowance balance, September 30	(8,845)		(7,567)
Change in allowance		$253		$52
Deferred allowance balance, January 1	6,432		5,614
Deferred allowance balance, September 30	6,284		5,170
Change in deferred allowance		148		444
Net amount charged to revenues		$401		$496

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets.

The tables provide information about the balances of and changes to deferred revenue for the following periods:

	As of September 30,	As of December 31,
	2021	2020
	(unaudited)
Balances:
Deferred revenue, current	$211,036	$207,560
Deferred revenue, non-current	11,544	14,702
Total deferred revenue	$222,580	$222,262

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Changes to deferred revenue:
Beginning balance	$222,612	$198,437	$222,262	$205,791
Additional amounts deferred	110,686	93,708	314,210	266,870
Revenues recognized	(110,718)	(94,605)	(313,892)	(275,121)
Ending balance	$222,580	$197,540	$222,580	$197,540

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

The table provides information about the changes to contract cost balances as of and for the following periods:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

	(unaudited)		(unaudited)
Beginning balance	$11,545	$10,390	$11,743	$11,196
Additions	3,866	1,876	8,059	4,570
Amortization	(2,828)	(1,894)	(7,219)	(5,394)
Ending balance	$12,583	$10,372	$12,583	$10,372

3.    BUSINESS COMBINATIONS

LCR-Dixon

On September 22, 2021, the Company executed a stock purchase agreement with LCR-Dixon Corporation (“LCR-Dixon”), an expert in SAP technologies and leading provider of tax intelligence solutions. LCR-Dixon’s solutions were specifically developed to improve functionality and performance for SAP indirect tax processes and are integrated with the Company’s tax determination software. The purchase price was $98,744 as of the acquisition date consisting of (i) $59,720 of cash paid at closing, partially offset by $1,899 of LCR-Dixon cash received in the acquisition resulting in net cash consideration at closing of $57,821 and (ii) non-interest bearing deferred payments aggregating $40,000 to be paid in four installments of $10,000 each every six-months beginning March 2022 and ending September 2023 (the “deferred purchase consideration”). Cash consideration was funded from available cash on hand. Management recorded the deferred purchase consideration at a preliminary fair value at the acquisition date of $39,024, net of a discount of $976 which will be recorded as interest expense over the payment period using the effective interest method. The deferred purchase consideration, net of discount, is included in current liabilities and long-term liabilities at $19,705 and $19,319, respectively, in the condensed consolidated balance sheet at September 30, 2021. The preliminary values recorded will be adjusted during the Measurement Period as more detailed analyses are performed and further information becomes available regarding the fair values of these amounts on the acquisition date.

The following table summarizes the preliminary purchase price for LCR-Dixon:

September 22, 2021
(unaudited)
Cash paid at closing	$59,720
Fair value of deferred purchase consideration	39,024
Total	$98,744

The Company’s accounting for the LCR-Dixon acquisition is preliminary. The purchase price is subject to purchase price adjustments related to the final determination of LCR-Dixon’s cash, net working capital, and taxes as of the acquisition date. The LCR-Dixon acquisition was accounted for as a business combination. The total preliminary purchase price was allocated to the net assets acquired based on management’s determination of their estimated fair values using available information as of the acquisition date. The preliminary excess of purchase consideration over the net assets acquired is recorded as goodwill, which primarily reflects the existence of intangible assets not recognized under U.S. GAAP such as the value of expected future synergies, the value of the assembled workforce and other market factors. The Company expects that goodwill associated with the LCR-Dixon acquisition will not be deductible for tax purposes. The preliminary values recorded, which are reflected in the table below, will be adjusted during the Measurement Period as more detailed analyses are performed and further information becomes available regarding the fair values of these amounts on the acquisition date. The Company does not have a preliminary estimate of identifiable intangible assets as of September 30, 2021. A third-party expert has been engaged to assist in the valuation of identifiable intangible assets and deferred payments as part of the acquisition. Any subsequent adjustments to the preliminary values not associated with determination of their fair values on the acquisition date will be recorded in the condensed consolidated statements of comprehensive loss in the period in which the adjustment is identified. LCR-Dixon’s business and product offerings are being integrated into the Company’s one operating segment.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed as recorded in the Company’s condensed consolidated balance sheet as of the acquisition date:

September 22, 2021
(unaudited)
Cash and cash equivalents	$1,899
Accounts receivable	1,002
Prepaid expenses and other current assets	313
Property and equipment	4
Goodwill	97,817
Accounts payable	(18)
Accrued expenses	(438)
Accrued compensation	(1,796)
Deferred revenue	(39)
Total	$98,744

The transaction costs associated with the acquisition were not significant.

The Company has included the financial results of LCR-Dixon in the condensed consolidated statement of comprehensive loss from the date of acquisition. As the LCR-Dixon acquisition did not have a material impact on the Company’s reported revenue or net loss for the three and nine months ended September 30, 2021, pro forma financial information has not been presented.

Taxamo

On May 12, 2021, the Company acquired 95% of the outstanding equity of EVAT and its wholly owned subsidiaries (collectively “Taxamo”), a cloud-based provider of tax and payment automation for global eCommerce and marketplaces. This acquisition supports the Company’s growth strategies across eCommerce platforms and marketplaces in Europe and North America. Included in the acquisition agreement is an option to purchase from and an option for the remaining shareholder to sell the remaining 5% of the outstanding equity of EVAT (the “Option”) at a fixed amount between August and December 2021 for an estimated fair value of $10,034.

The purchase price for the Taxamo acquisition was $200,689 as of the acquisition date, consisting of (i) $190,153 of cash paid at closing, partially offset by $2,662 of Taxamo’s cash received in the acquisition resulting in net cash consideration at closing of $187,491, (ii) an acquisition holdback with an estimated fair value upon acquisition of $502, and (iii) the Option. The Company recorded the estimated fair value of the Option payment amount in purchase commitment and contingent consideration liabilities, current, on the condensed consolidated balance sheet as of the acquisition date. Cash consideration was funded from available cash on hand.

The following table summarizes the purchase price for Taxamo:

May 12, 2021
(unaudited)
Cash paid at closing	$190,153
Fair value of acquisition holdback	502
Fair value of the Option	10,034
Total	$200,689

On August 19, 2021, the Company acquired the remaining 5% equity interest of EVAT for $10,034 through exercise of the Option, giving the Company 100% of the outstanding equity interest of EVAT. The acquisition holdback estimated fair value of $478 is included in purchase commitment and contingent consideration liabilities, current in the condensed consolidated balance sheet as of September 30, 2021.

The Company’s accounting for the Taxamo acquisition is preliminary. The purchase price is subject to purchase price adjustments related to the final determination of Taxamo’s cash, net working capital, and taxes as of May 12, 2021. The

Taxamo acquisition was accounted for as a business combination. The total preliminary purchase price was allocated to the net assets acquired based on management’s determination of their estimated fair values using available information as of the acquisition date. The preliminary value of the excess of purchase consideration over the net assets acquired was recorded as goodwill, which reflects the value of intangible assets not recognized under U.S. GAAP such as the value of expected future synergies, the value of the assembled workforce and other market factors. The Company expects that goodwill associated with the Taxamo acquisition will not be deductible for tax purposes. The preliminary values recorded will be adjusted during the Measurement Period as more detailed analyses are performed and further information becomes available regarding the fair values of these amounts on the acquisition date. Adjustments identified to date during the Measurement Period based on additional information obtained include increases in property and equipment of $40,746 for acquired developed technology and other intangibles of $1,581 for customer relationships and trade name assets (collectively, the “identifiable intangibles”), and various other adjustments resulting in a net reduction to goodwill of $37,131. Subsequent adjustments to the preliminary values of the net assets acquired after the end of the Measurement Period will be recorded in the condensed consolidated statements of comprehensive loss in the period in which the adjustment is identified. Taxamo’s business and product offerings are being integrated into the Company’s one operating segment.

The following table presents the preliminary adjusted purchase price allocation of the assets acquired and liabilities assumed as recorded in the Company’s condensed consolidated balance sheet as of the acquisition date with Measurement Period adjustments through September 30, 2021:

	Preliminary Unadjusted	Measurement Period	Preliminary Adjusted
	May 12, 2021	Adjustments	May 12, 2021
	(unaudited)	(unaudited)	(unaudited)
Cash and cash equivalents	$2,441	$—	$2,441
Funds held for customers	221	—	221
Accounts receivable	7,783	(5,278)	2,505
Prepaid expenses and other current assets	908	—	908
Property and equipment	46	40,746	40,792
Goodwill	201,580	(37,131)	164,449
Other intangibles	—	1,581	1,581
Accounts payable	(304)	—	(304)
Accrued expenses	(6,615)	5,220	(1,395)
Accrued compensation	(3,939)	—	(3,939)
Deferred revenue	—	(2,196)	(2,196)
Deferred other income	(1,432)	1,432	—
Deferred other liabilities	—	(4,374)	(4,374)
Total	$200,689	$—	$200,689

The preliminary fair value, valuation methodologies, estimated useful lives, and significant assumptions of the identifiable intangibles acquired in the Taxamo acquisition are summarized in the table below:

		May 12, 2021
Taxamo Identifiable Intangibles	Balance Sheet Location	Fair Value	Valuation Methodology	Estimated Useful Life	Discount Rate
Developed technology	Property and equipment, net (Note 5)	$40,746	Multi-period excess earnings method - income approach	3 years	16.5%
Trade name	Goodwill and other intangible assets (Note 8)	$608	Relief from royalty method - income approach	2 years	16.5%
Customer relationships	Goodwill and other intangible assets (Note 8)	$973	Distributor method - income approach	2 years	16.5%

The Company has included the financial results of Taxamo in the condensed consolidated statement of comprehensive loss from the date of acquisition. Taxamo total revenues and net loss for the three months ended September 30, 2021 reflected in the condensed consolidated statement of comprehensive loss was $2,166 and $(6,419), respectively. Taxamo total revenues and net loss from the date of the Taxamo acquisition through September 30, 2021, reflected in the consolidated statement of comprehensive loss was $2,727, and $(6,814), respectively. Net loss for Taxamo includes depreciation expense for developed technology and amortization expense for other intangibles of $5,217 for the three and nine months ended September 30, 2021. If the business combination had occurred as of January 1, 2021, Taxamo financial results would have increased the Company’s total revenues and net loss excluding transaction costs by $2,816 and $(3,559), respectively through the acquisition date.

The transaction costs associated with the acquisition were $4,522 and are recorded in other operating expense (income), net, for the nine months ended September 30, 2021.

The Company assumed certain liabilities in the acquisition of Taxamo, including deferred revenue with a fair value of $2,196 million, using a cost-plus profit approach. The Company is amortizing the acquired deferred revenue at its fair value over the period for which it is incurring costs to support the assumed customer obligations.

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

The Tellutax acquisition was accounted for as a business combination. The total purchase price was allocated to the net assets acquired based on management’s determination of their estimated fair values using available information as of the acquisition date. The excess of purchase consideration over the net assets acquired is recorded as goodwill, which primarily reflects the value of expected future synergies, the existence of intangible assets not recognized under U.S. GAAP such as the value of the assembled workforce and other market factors. The Company expects that goodwill associated with the Tellutax acquisition will be deductible for tax purposes. The fair values of these amounts on the acquisition date, which are reflected in the table below, have been finalized. Any subsequent adjustments to these values will be recorded in the condensed consolidated statements of comprehensive loss in the period in which the adjustment is identified.

The purchase price for the Tellutax acquisition included cash paid at closing plus an estimated fair value of contingent consideration of $2,200 (the “Tellutax Contingent Consideration”) as of January 25, 2021. The following table presents the final purchase price allocation recorded in the condensed consolidated balance sheet as of the acquisition date:

January 25, 2021
(unaudited)
Capitalized software - developed technology	$3,600
Goodwill	4,700
Total	$8,300

The Company has included the financial results of Tellutax in the condensed consolidated statement of comprehensive loss from the date of acquisition. As the Tellutax acquisition did not have a material impact on the Company’s reported revenue or net loss for the three and nine months ended September 30, 2021, pro forma financial information has not been presented.

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

The fair value of Tellutax Contingent Consideration is estimated using a Monte Carlo Simulation to compute the expected cash flows from earnout payments specified in the purchase agreement. The Tellutax Contingent Consideration is based on three potential earn-out payments determined by periodic revenue achievements over a thirty-month period. Earn-out payments have no maximum limit, but if certain targets are not met, there will be no earn-out payment for the applicable measurement period. The estimated fair value of the Tellutax Contingent Consideration recorded as of the acquisition date was $2,200. See Note 4 for information on recurring fair value adjustments after the acquisition date.

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

On the acquisition date, the Company had a contractual purchase commitment to acquire the remaining 40% equity interest from the original Systax Quotaholders incrementally between 2021 through 2024. Future purchase commitment payments for these incremental acquisition amounts are based on a multiple of Systax revenue and earnings before interest, depreciation, amortization and income taxes (“EBITDA”) performance at the end of 2020, 2022 and 2023, whereby the Company will have full ownership after the final transaction in 2024. Management determined these future purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. The fair value of the Purchase Commitment Liability at the acquisition date was finalized to be $12,592. This amount will fluctuate as a result of changes in foreign currency exchange rates and is reflected in purchase commitment and contingent consideration liabilities in the condensed consolidated balance sheets, with such changes in exchange rates being reflected in other comprehensive income or loss in the condensed consolidated statements of comprehensive loss. The Purchase Commitment Liability was $9,750 at December 31, 2020, reflecting the impacts of such fluctuations in foreign currency exchange rates. Adjustments to the settlement date value that arise as a result of remeasurement at future balance sheet dates will be recorded as interest expense related to financing costs in the consolidated statements of comprehensive income or loss in the period the change is identified. No such adjustments have been recorded through September 30, 2021.

The Company acquired an additional 5% equity interest of Systax in April 2021 for $788 which is reflected in the activity for the nine months ended September 30, 2021, increasing the Company’s equity interest in Systax to 65%. The remaining Purchase Commitment Liability of $8,549 is included in purchase commitment and contingent consideration liabilities, net of current portion in the condensed consolidated balance sheets at September 30, 2021.

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

The following table summarizes the Company’s Fair Value Hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2021	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$10,701	$10,701	$—	$—
Tellutax Contingent Consideration	$(2,500)	$—	$—	$(2,500)

	Fair Value Measurements Using
As of December 31, 2020	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$265,270	$265,270	$—	$—

Tellutax Contingent Consideration

The Tellutax acquisition entitles the sellers to contingent consideration if sales targets are met during a period of time following the acquisition. The estimated fair value of the Tellutax Contingent Consideration as of the acquisition date of January 25, 2021 was $2,200.

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

The fair value analysis of the Tellutax Contingent Consideration was updated as of September 30, 2021, resulting in an adjustment to increase the carrying value to $2,500 at September 30, 2021, from $2,276 as of June 30, 2021, and $2,200 as of the acquisition date. Fair value adjustments of $224 and $300 were recorded in other operating expense, net for the three and nine months ended September 30, 2021, respectively. The Tellutax Contingent Consideration fair value of $2,500 is included in purchase commitment and contingent consideration liabilities, net of current portion in the condensed consolidated balance sheet at September 30, 2021.

Tellutax Contingent Consideration fair value as of September 30, 2021 and the acquisition date, and unobservable inputs used for the Monte Carlo Simulation valuation were as follows:

	September 30, 2021
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$(2,500)	Monte Carlo Simulation	Revenue volatility	95.0%
			Revenue discount rate	19.0%
			Term (in years)	3.6

	January 25, 2021
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$(2,200)	Monte Carlo Simulation	Revenue volatility	95.0%
			Revenue discount rate	20.3%
			Term (in years)	4.3

Changes in the fair value of Tellutax Contingent Consideration during the nine months ended September 30, 2021 were as follows:

Tellutax Contingent Consideration
Balance, January 1, 2021	$—
Acquisition of Tellutax	(2,200)
Fair value adjustments	(300)
Balance, September 30, 2021	$(2,500)

Assets and Liabilities for Which Fair Value is Only Disclosed

The carrying amounts of cash and cash equivalents and funds held for customers were the same as their respective fair values and are considered Level 1 measurements.

The carrying amounts for accounts receivable, accounts payable, and accrued expenses approximate their relative fair values due to their short-term nature.

Non-recurring Fair Value Measurements

The LCR-Dixon acquisition on September 22, 2021, the Taxamo acquisition on May 12, 2021, and the Tellutax acquisition on January 25, 2021 were accounted for as business combinations and the total purchase price for each acquisiton was allocated to the net assets acquired and liabilities assumed based on their estimated fair values. See Note 3.

See Note 3 for information on the LCR-Dixon deferred purchase consideration of $39,024 and the Systax Purchase Commitment Liability of $8,549 recorded in the condensed consolidated balance sheet at September 30, 2021. The carrying amounts of both approximated their respective fair values at September 30, 2021 and are considered Level 3 non-recurring fair value measurements.

5.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of September 30,	As of December 31,
	2021	2020
	(unaudited)
Leasehold improvements	$20,959	$20,907
Equipment	42,218	41,410
Computer software purchased	11,782	11,620
Internal-use software developed:
Cloud-based customer solutions	109,828	65,423
Internal systems and tools	32,000	25,349
Furniture and fixtures	7,676	7,674
In-process internal-use software	12,714	3,304
	237,177	175,687
Less accumulated depreciation	(139,308)	(119,130)
Property and equipment, net	$97,869	$56,557

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,849 and $1,970 for the three months ended September 30, 2021 and 2020, respectively, and $5,658 and $5,918 for the nine months ended September 30, 2021 and 2020, respectively, depreciation for property and equipment, excluding internal-use software developed for cloud-based customer solutions, is reflected in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

Finance lease amortization was $363 and $826 for the three and nine months ended September 30, 2021, respectively, and depreciation expense for assets held under capital leases was $178 and $513 for the three and nine months ended September 30, 2020, respectively. Finance lease amortization and depreciation expense for assets held under capital leases are included in depreciation and amortization expense in the condensed consolidated statements of comprehensive loss. Assets under finance leases of $1,533, net of accumulated amortization of $826, at September 30, 2021 are included in property and equipment in the condensed consolidated balance sheets. Assets under capital leases of $1,360, net of accumulated depreciation of $1,370, at December 31, 2020, are included in property and equipment in the condensed consolidated balance sheets.

The major components of internal-use software are as follows:

	As of September 30,	As of December 31,
	2021	2020
	(unaudited)
Internal-use software developed	$141,828	$90,772
Less accumulated depreciation	(80,222)	(65,090)
	61,606	25,682
In-process internal-use software	12,714	3,304
Internal-use software developed, net	$74,320	$28,986

Amounts capitalized for internal-use software, excluding acquired technology, and included in property and equipment additions on the condensed consolidated statements of cash flows are as follows:

	For the nine months ended September 30,	For the nine months ended September 30,
	2021	2020
	(unaudited)	(unaudited)
Cloud-based customer solutions	$13,881	$12,574
Internal systems and tools	7,762	1,463
Total	$21,643	$14,037

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended September 30, 2021 and 2020, was $7,561 and $2,183 respectively, and was $12,906 and $6,647 for the nine months ended September 30, 2021 and 2020, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive loss. During the three and nine months ended September 30, 2021, developed technology with an acquisition date fair value of $40,746 was recorded in connection with Measurement Period adjustments to the preliminary values of assets acquired in the Taxamo acquisition and is reflected in property and equipment, net, in the condensed consolidated balance sheet at September 30, 2021. Depreciation expense from the acquisition date through September 30, 2021 associated with this developed technology was $4,930 for the three and nine months ended September 30, 2021 and was reflected in cost of revenues - software subscriptions in the condensed consolidated statement of comprehensive loss at September 30, 2021. Had the preliminary value of the developed technology been determinable at the date of acquisition, the Company would have recorded $1,643 of this depreciation expense in the condensed consolidated statement of comprehensive loss at June 30, 2021.

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended September 30, 2021 and 2020, was $870 and $587, respectively, and was $2,303 and $1,678 for the nine months ended September 30, 2021 and 2020, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

6.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of September 30,	As of December 31,
	2021	2020
	(unaudited)
Capitalized software	$71,209	$63,071
Less accumulated amortization	(41,690)	(32,217)
	29,519	30,854
In-process capitalized software	4,499	1,135
Capitalized software, net	$34,018	$31,989

Software development costs capitalized for the three months ended September 30, 2021 and 2020 were $2,777 and $2,591, respectively, and were $7,902 and $9,246 for the nine months ended September 30, 2021 and 2020, respectively. In-process capitalized software at September 30, 2021 reflects the acquisition date fair value of $3,600 for developed technology acquired in the Tellutax acquisition as the Company undertakes necessary enhancements to integrate the technology with the Company’s existing software architecture.

Capitalized software amortization expense for the three months ended September 30, 2021 and 2020 was $3,123 and $3,124, respectively, and was $9,473 and $8,702 for the nine months ended September 30, 2021 and 2020, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive loss.

7.   LEASES

The Company leases office space, IT equipment and office equipment. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets and lease expense is recognized over the term of these leases on a straight-line basis. The Company’s leases have remaining terms of up to 7 years.

The following table sets forth the Company’s lease assets and liabilities and their balance sheet location as follows:

		As of September 30,
	Balance Sheet Location	2021
Lease assets:		(unaudited)
Operating lease right-of-use assets	Operating lease right-of-use assets	$21,137
Finance lease assets	Property and equipment, net (Note 5)	707
Total lease assets		$21,844

Lease liabilities:
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$2,480
Finance lease liabilities	Current portion of finance lease liabilities	276
Total current lease liabilities		2,756
Non-current:
Operating lease liabilities	Operating lease liabilities, net of current portion	26,707
Finance lease liabilities	Finance lease liabilities, net of current portion	334
Total non-current lease liabilities		27,041
Total lease liabilities		$29,797

The major components of lease cost are as follows:

	For the three months ended September 30,	For the nine months ended September 30,
	2021	2021
	(unaudited)	(unaudited)
Operating lease cost	$1,177	$3,527

Finance lease cost:
Amortization of lease assets	363	826
Interest on lease liabilities	5	15
Total lease cost	$1,545	$4,368

The weighted-average term and discount rate for leases are as follows:

As of September 30,
2021
(unaudited)
Weighted-average remaining lease term (years):
Operating leases	6.8
Finance leases	1.5

Weighted-average discount rate:
Operating leases	2.3%
Finance leases	2.3%

Lease liability maturities for the next five years and thereafter are as follows as of September 30, 2021:

	Operating Leases	Finance Leases

	(unaudited)
Remainder of 2021 (three months remaining)	$1,411	$264
2022	4,533	289
2023	4,460	60
2024	4,464	10
2025	4,382	—
Thereafter	12,531	—
Total lease payments	31,781	623
Less: Imputed interest	(2,594)	(13)
Present value of lease liabilities	$29,187	$610

Lease liability maturities for the next five years and thereafter under the previous lease accounting standard are as follows:

	As of December 31, 2020
	Operating Leases	Capital Leases
2021	$5,442	$915
2022	4,518	230
2023	4,459	—
2024	4,464	—
2025	4,382	—
Thereafter	12,531	—
Total Lease Payments	$35,796	1,145
Less amount representing interest		(38)
Present value of minimum lease payments		1,107
Less current portion		(882)
Capital lease obligations, net of current portion		$225

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows:

	As of September 30,	As of December 31,
	2021	2020
	(unaudited)
Goodwill	$274,862	$16,329
Other intangible assets, net	3,062	2,382
	$277,924	$18,711

The changes in the carrying amount of goodwill for the nine months ended September 30, 2021 are as follows:

Balance, January 1, 2021	$16,329
Acquisition of LCR-Dixon	97,817
Acquisition of Taxamo	164,449
Acquisition of Tellutax	4,700
Foreign currency translation adjustments	(8,433)
Balance, September 30, 2021, gross	274,862
Accumulated impairment losses	—
Balance, September 30, 2021, net	$274,862

The Company has recognized various amortizable other intangible assets in connection with acquisitions, including related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements:

	As of September 30,	As of December 31,
	2021	2020
	(unaudited)
Other intangible assets
Weighted average amortization period (years)	4.3	5.5

Gross value	$4,210	$2,825
Accumulated amortization	(1,148)	(443)
Carrying value	$3,062	$2,382

	For the three months ended September 30, 2021
	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total
Amortization of acquired intangible assets	$65	$375	$440

	For the nine months ended September 30, 2021
	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total
Amortization of acquired intangible assets	$192	$545	$737

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

The Line of Credit matures in March 2025 and had no outstanding borrowings at September 30, 2021 or December 31, 2020. The Company has the option to select an applicable interest rate at either the bank base rate plus an applicable margin (the “Base Rate Option”) or the LIBOR plus an applicable margin (the “LIBOR Option”). The applicable margins are determined by certain financial covenant performance as defined in the Credit Agreement. At September 30, 2021, the Base Rate Option and LIBOR Option applicable to Line of Credit borrowings were 3.25% and 2.00%, respectively.

The Credit Agreement is collateralized by certain assets of the Company and contains financial and operating covenants. The Company was in compliance with these covenants at September 30, 2021.

10.STOCKHOLDERS’ EQUITY

Termination of S-Corporation status

In connection with termination of the Company’s S-Corporation status effective July 27, 2020, the Company had an accumulated deficit of $354,291 pertaining to the S-Corporation shareholders which was reclassified to additional paid in capital upon such termination.

Recapitalization

On July 28, 2020, the Company filed its amended and restated certificate of incorporation with the Delaware Secretary of State to: (i) effect a three-for-one forward stock split (the “Stock Split”); (ii) establish a new capital structure for the Company (the “New Capital Structure”); and (iii) effect a share exchange (the “Share Exchange”) (collectively, the “Recapitalization”). The Stock Split resulted in each one share of common stock being exchanged for three shares of common stock, and the number of shares of the Company’s common stock issued and outstanding was increased proportionately based on the Stock Split. After the Stock Split, the Share Exchange occurred, resulting in stockholders of record exchanging their existing Class A and Class B common stock (“former Class A” and “former Class B,” respectively) for newly created shares of Class A and Class B common stock (“Class A” and “Class B,” respectively) issued in connection with the New Capital Structure. The effect of the Stock Split and Share Exchange are recognized retrospectively in the condensed consolidated financial statements.

In connection with the New Capital Structure, Treasury Stock was retired and amounts associated with the Treasury Stock were reclassified to additional paid in capital. Thus, at September 30, 2021 and December 31, 2020, there was no Treasury Stock.

Prior to the Share Exchange, the Company had 147 shares of former Class A common stock and 120,443 shares of former Class B common stock outstanding. Members of a family (the “Family”) owned all 147 outstanding shares of former Class A common stock and 120,270 shares of the former Class B common stock. The remaining 173 shares of former Class B common stock outstanding were owned by non-Family members in connection with the exercise of stock options in April 2020 for cash of $53. There were no dividend or liquidation preference differences between the former Class A and former Class B shares. There were common stock equivalents outstanding at September 30, 2020 held by non-Family members that entitled such holders to receive an equivalent number of former Class B shares upon exercise.

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

Common Stock (after the Recapitalization)

During the three and nine months ended September 30, 2021, the Company issued 625 and 1,726 shares of Class A, respectively, related to the exercise of options, net of 128 and 703 shares, respectively, returned to the Company in lieu of payment of the exercise price and taxes due on these exercises.

During the three and nine months ended September 30, 2021 the Company issued 3 and 8 shares of Class A, respectively, in connection with the vesting of RSUs, net of 2 and 3 shares, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

During the three and nine months ended September 30, 2021, 118 and 352 shares of Class A, respectively were issued in connection with the vesting of RSAs, net of 11 and 11 shares, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSAs.

During the nine months ended September 30, 2021, a stockholder exchanged 12,100 shares of Class B for an equivalent number of shares of Class A.

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

Distributions

The board of directors (the “Board”) declared distributions of $4,010 ($0.03 per share) and $123,185 ($1.02 per share) during the three months ended March 31, and June 30, 2020, respectively, and $5,706 ($0.05 per share) through July 25, 2020, pro rata to stockholders of the former Class A and Class B common stock.

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

Through the three months ended September 30, 2021, the Company distributed $2,700 to the former S-Corporation shareholders under the Tax Sharing Agreement in connection with preliminary estimates of obligations for income taxes related to the allocation of taxable income to the S-Corporation short tax period ended July 26, 2020.

11.    EARNINGS PER SHARE

The table below illustrates the calculation of basic and diluted net loss per common share for the Class A common and Class B common for the periods reflected below. The weighted average shares outstanding have been retrospectively restated to reflect the Share Exchange for all periods prior to the Offering, resulting in the Class A shares representing non-Family-owned shares and Class B representing Family-owned shares for all periods presented. See Note 10 for further information on the Share Exchange.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Class A common stock:	2021	2020	2021	2020

	(unaudited)		(unaudited)
Numerator, basic:
Net loss attributable to all stockholders	$(3,948)	$(21,028)	$(852)	$(79,167)
Class A common stock as a percentage of total shares outstanding, basic	27.09%	13.08%	22.91%	3.07%
Net loss attributable to Class A stockholders, basic	$(1,070)	$(2,751)	$(195)	$(2,427)

Numerator, diluted:
Net loss attributable to all stockholders	$(3,948)	$(21,028)	$(852)	$(79,167)
Class A common stock as a percentage of total shares outstanding, diluted	27.09%	13.08%	22.91%	3.07%
Net loss attributable to Class A stockholders, diluted	$(1,070)	$(2,751)	$(195)	$(2,427)

Denominator, basic and diluted:
Weighted average Class A common stock, basic	40,141	18,124	33,775	6,129
Dilutive effect of common stock equivalents[1]	—	—	—	—
Weighted average Class A common stock, diluted	40,141	18,124	33,775	6,129

Net loss per Class A share, basic	$(0.03)	$(0.15)	$(0.01)	$(0.40)

Net loss per Class A share, diluted	$(0.03)	$(0.15)	$(0.01)	$(0.40)

1      The following weighted-average outstanding shares of common stock equivalents were excluded from the computation of diluted net loss per share attributable to Class A stockholders because the impact of including them would have been anti-dilutive: 9,598 and 9,707 for the three months ended September 30, 2021 and 2020, respectively, and 10,488 and 5,654 for the nine months ended September 30, 2021 and 2020, respectively.

	For the three months ended		For the nine months ended
	September 30,		September 30,
Class B common stock:	2021	2020	2021	2020

	(unaudited)		(unaudited)
Numerator, basic:
Net loss attributable to all stockholders	$(3,948)	$(21,028)	$(852)	$(79,167)
Class B common stock as a percentage of total shares outstanding, basic	72.91%	86.92%	77.09%	96.93%
Net loss attributable to Class B stockholders, basic	$(2,878)	$(18,277)	$(657)	$(76,740)

Numerator, diluted:
Net loss attributable to all stockholders	$(3,948)	$(21,028)	$(852)	$(79,167)
Class B common stock as a percentage of total shares outstanding, diluted	72.91%	86.92%	77.09%	96.93%
Net loss attributable to Class B stockholders, diluted	$(2,878)	$(18,277)	$(657)	$(76,740)

Denominator, basic and diluted:
Weighted average Class B common stock, basic	108,017	120,417	113,646	120,417
Dilutive effect of common stock equivalents	—	—	—	—
Weighted average Class B common stock, diluted	108,017	120,417	113,646	120,417

Net loss per Class B share, basic	$(0.03)	$(0.15)	$(0.01)	$(0.64)

Net loss per Class B share, diluted	$(0.03)	$(0.15)	$(0.01)	$(0.64)

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

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common at the ESPP Discount through payroll deductions, except for the initial offering period (July 28 to November 30, 2020) whereby the participants were permitted to make lump sum contributions to the ESPP for such period. Amounts withheld or received from participants are reflected in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending November 30, 2021 aggregated $867 as of September 30, 2021.

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

Prior to the adoption of the 2020 Plan, the Company had options outstanding to purchase shares of former Class B common stock. Upon the effectiveness of the Offering these options were amended and exchanged for options to purchase an equivalent number of Class A shares under the 2020 Plan at the same exercise price and vesting, subject to the terms of the 2020 Plan except with regard to certain terms of the original option agreements primarily with respect to expiration in connection with a Triggering Event (the “Amended Options”). Any new options issued subsequent to this exchange will be granted under the 2020 Plan.

2020 Plan

As of September 30, 2021, 6,526 shares of Class A common were available for issuance under the 2020 Plan.

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

Amended Options

Prior to the amendment of the options in connection with the Offering in July 2020, the options permitted holders to put their exercised shares back to the Company, thus the options were classified as temporary equity and included in “Options for Redeemable Shares” on the condensed consolidated statements of changes in equity (deficit) through the Offering date. The Company recorded an increase in the value of Options for Redeemable Shares of $21,954 and $51,833 during the three and nine months ended September 30, 2020, respectively, pertaining to the options outstanding through the Offering date. As all options outstanding were fully vested, no related compensation expense was recorded for the three or nine months ended September 30, 2020.

In connection with the amendment, the option holders’ ability to put the exercised Amended Option shares to the Company in order to attain liquidity was exchanged for the right by the holders to exercise these options under the terms of the 2020 Plan and sell the related shares on the NASDAQ exchange. As a result of the put right no longer being applicable, the options were no longer considered temporary equity and were reclassified to stockholders’ equity at the time of the exchange.

Options under 2020 Plan

The following table summarizes activity for options outstanding under the 2020 Plan, including the Amended Options:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value
Outstanding at January 1, 2021	11,876	$2.44
Granted	566	$24.78
Forfeited	(293)	$4.06
Exercised	(2,429)	$2.13		$49,205
2020 Plan options outstanding at September 30, 2021	9,720	$3.77	5.14	$150,182
2020 Plan options exercisable at September 30, 2021	5,258	$2.12	3.24	$89,924

The detail of options outstanding, vested and exercisable under the 2020 Plan (including the Amended Options) as of September 30, 2021 is as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)
$0.15 to $0.71	2,076	*	2,076	*
$2.15	472	3.35	472	3.35
$2.50	2,186	4.78	1,557	4.65
$2.67	506	5.43	128	5.44
$3.17	1,286	6.54	536	6.54
$3.73	1,957	8.05	371	7.75
$4.70	683	8.36	—	-
$18.96	235	9.88	105	9.88
$19.00	68	9.99	—	-
$32.16	251	9.42	13	9.42
	9,720		5,258

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

The Company issued 303 options and 566 options under the 2020 Plan during the three months and nine months September 30, 2021, respectively. The assumptions used in the Black-Scholes model to determine the value of the options issued during these periods are as follows:

	Option Valuation Period
	Q1 2021	Q2 2021	Q3 2021	Q3 2021
Fair market value of common stock	$32.16	$17.66	$18.96	$19.00
Volatility	36.8%	36.8%	37.1%	37.1%
Expected term (years)	6.0	6.0	5.0	5.0
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.4%	0.4%	0.8%	0.9%

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

At September 30, 2021, $21,530 of unrecognized compensation expense associated with options and Converted SARs is expected to be recognized over a weighted average period of approximately 2.8 years.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2021:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2021	101	$23.80
Granted	408	28.58
Vested	(11)	33.65
Forfeited	(28)	24.96
Outstanding at September 30, 2021	470	$27.65

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive loss over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years.  Vested RSUs are settled by issuing Class A shares or the equivalent value in cash at the Board’s discretion. At September 30, 2021, $10,990 of unrecognized compensation cost for RSUs is expected to be recognized over a weighted average period of approximately 3.4 years.

In connection with the Taxamo acquisition, certain continuing employees of Taxamo received RSUs with service and performance conditions covering up to 1,230 shares of our Class A common stock (“PSUs”) with an aggregate grant date fair value of $21,729 that will be accounted for as post-acquisition compensation expense over the vesting period. The performance-based condition will be satisfied upon meeting certain performance targets for the year ended 2023. As of September 30, 2021, it is not probable that these targets will be met, thus no compensation expense has been recorded to date related to these PSUs.

Restricted Stock Awards

The following table summarizes RSA activity for the nine months ended September 30, 2021:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2021	670	$19.00
Granted	59	17.66
Vested	(363)	19.00
Forfeited	(26)	19.00
Outstanding at September 30, 2021	340	$18.77

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive loss over the period during which the participants are required to perform services in exchange for the award, which is generally one to four years.  Vested RSAs are settled by issuing Class A shares upon vesting. At September 30, 2021, $4,955 of unrecognized compensation cost for RSAs is expected to be recognized over a weighted average period of approximately 2.1 years.

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

Class A common stock purchased under the ESPP for the six-month offering period ended May 31, 2021 aggregated 60 shares. As of September 30, 2021, there was approximately $90 of unrecognized ESPP stock-based compensation cost that is expected to be recognized on a straight-line basis over the remaining term of the six-month offering period that started June 1, 2021.

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

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to incentive awards, net of forfeitures, as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation expense:
SARs and Converted SARs	$4,364	$62,141	$11,275	$138,737
Stock options	1,215	—	1,985	—
RSUs	908	18	2,137	18
RSAs	799	2,014	4,454	2,014
ESPP	136	121	399	121
Total stock-based compensation expense	$7,422	$64,294	$20,250	$140,890

The Company recognized stock-based compensation cost in the condensed consolidated statements of comprehensive loss as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation expense:
Cost of revenues, software subscriptions	$656	$6,342	$1,788	$14,002
Cost of revenues, services	760	9,230	1,976	20,719
Research and development	876	6,340	2,008	14,000
Selling and marketing	2,157	12,821	4,877	28,140
General and administrative	2,973	29,561	9,601	64,029
Total stock-based compensation expense	$7,422	$64,294	$20,250	$140,890

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a significantly faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 36% and 29% of software subscription revenue from cloud-based subscriptions during the three months ended September 30, 2021 and 2020, respectively, and 35% and 27% for the nine months ended September 30, 2021 and 2020, respectively. While our on-premise software subscription revenue comprised 64% and 71% of our software subscription revenues during the three months ended September 30, 2021 and 2020, respectively, and 65% and 73% for the nine months ended September 30, 2021 and 2020, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions accelerate.

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

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $110.7 million and $94.6 million for the three months ended September 30, 2021 and 2020, respectively. We generated revenue of $313.9 million and $275.1 million for the nine months ended September 30, 2021 and 2020, respectively. We had a net loss of $(3.9) million and $(21.0) million for the three months ended September 30, 2021 and 2020, respectively. We had net loss of $(0.9) million and $(79.2) million for the nine months ended September 30, 2021 and 2020, respectively. These amounts are presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”).

We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense and transaction costs. Adjusted EBITDA was $21.4 million and $22.5 million for the three months ended September 30, 2021 and 2020, respectively. Adjusted EBITDA was $58.7 million and $59.3 million for the nine months ended September 30, 2021 and 2020, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Key Business Metrics” and “Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

Recent Developments

LCR-Dixon Acquisition

On September 22, 2021, we acquired LCR-Dixon Corporation (“LCR-Dixon”), an expert in SAP technologies and leading provider of tax intelligence solutions. LCR-Dixon’s solutions were specifically developed to improve functionality and performance for SAP indirect tax processes and are integrated with our tax determination software. The purchase price was $98.7 million as of the acquisition date consisting of (i) $59.7 million of cash paid at closing, partially offset by $1.9 million of cash received in the acquisition resulting in net cash consideration at closing of $57.8 million, and (ii) non-interest bearing deferred payments aggregating $40.0 million to be paid in four installments of $10.0 million each every six-months beginning March 2022 and ending September 2023 (the “deferred purchase consideration”). Cash consideration was funded from available cash on hand.

Taxamo Acquisition

On May 12, 2021, we acquired 95% of the outstanding equity of EVAT Solutions Limited (“EVAT”) and its wholly owned subsidiaries (collectively “Taxamo”), a cloud-based provider of tax and payment automation for global eCommerce and marketplaces. This acquisition supports our growth strategies across eCommerce platforms and marketplaces in Europe and North America. The purchase price for the Taxamo acquisition was $200.7 million as of the acquisition date, consisting of (i) $190.2 million of cash paid at closing, partially offset by $2.7 million of cash received in the acquisition resulting in net cash consideration at closing of $187.5 million, (ii) an acquisition holdback of $0.5 million, and (iii) an option to purchase from and an option for the remaining shareholder to sell the remaining 5% of the outstanding equity of EVAT at a fixed amount between August and December 2021 for $10.0 million (the “Taxamo Option”). This option was exercised on August 20, 2021 for $10.0 million in cash on hand.

Impact of COVID-19

During 2020 and for the nine months ended September 30, 2021, the COVID-19 pandemic had minimal impact on our revenues and results of operations, as we continue to derive the significant majority of our revenues from our existing software subscriptions. As we principally price our solutions based on our customers’ revenues within certain revenue bands, elongated declines in our existing customers’ revenues may impact our ability to grow our existing customer revenues. We did not experience an abnormal number of non-renewals in 2020 or for the nine months ended September 30, 2021, nor any material declines in revenues associated with declines in our customers’ revenues, and we currently expect our existing customer base to remain largely stable, as it did through the recession in 2008 and 2009. However, significant increases in non-renewals or concessions to renewal customers would have a material impact on our revenues and cash flows. During 2020 and through the nine months ended September 30, 2021, we have seen some delays in signing deals due to prospects ongoing adjustments to working remotely for extended periods of time, and some due to economic uncertainty. We expect that the uncertainty caused by the COVID-19 pandemic could impact our billings to new customers beyond 2020 and the nine months ended September 30, 2021 as the pandemic continues to generate economic uncertainty. In addition, it may also negatively impact our efforts to maintain or expand revenues from our existing customers as they continue to evaluate certain long-term projects and budget constraints. However, we do not anticipate that overall demand for our software and solutions, our ability to deliver such software and solutions, or our growth strategies will be materially impacted by the COVID-19 pandemic, as companies continue to rely on us for their indirect tax solutions.

Our cash collections for 2020 were consistent with our expectations as some of the procedural disruptions that customers experienced as they shifted to remote work early in the year stabilized by the end of 2020. We believe that we may see delays in collections in 2021 as the resurgence of COVID-19 globally continues to generate economic uncertainty. However, we do not believe that these delays will materially impact our business; we continue to expect that we will be able to collect amounts due under subscription contracts from customers experiencing issues as a result of the COVID-19 pandemic, and we have not recorded additional credit losses associated with the allowance for doubtful accounts in connection with any delays. Given that customers cannot forgo our monthly content updates, which are necessary to remain compliant with the most current regulations, we believe customers will continue to pay our renewal invoices in a timely, even if slightly elongated, manner. We believe that we currently have ample liquidity and capital resources to continue to meet our operating needs, and our ability to continue to service our debt or other financial obligations is not currently impaired. For a further description of our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors that cannot reliably be predicted, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on global economic activity, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business and government spending on technology as well as customers’ ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including estimated allowance for subscription cancellations, product life cycles, estimated useful lives and potential impairment of long-lived assets and intangible assets, and potential impairment of goodwill.

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

Software Subscriptions

Licenses for on-premise software subscriptions, which are generally one year, provide the customer with a right to use the software as it exists when made available to the customer. Customers purchase a subscription to these licenses, which includes the related software and tax content updates and product support. The updates and support, which are part of the subscription agreement, are essential to the continued utility of the software; therefore, we have determined the software and the related updates and support to be a single performance obligation. Accordingly, when on-premise software is licensed, the revenue associated with this combined performance obligation is recognized ratably over the license term as these subscriptions are provided for the duration of the license term. Revenue recognition begins on the later of the beginning of the subscription period or the date the software is made available to the customer to download. Certain on-premise software subscription prices in the initial subscription year are higher than standard renewal prices. The excess initial year price over the renewal price is a material right that provides customers with the right to this reduced renewal price. We recognize revenue associated with this material right over the estimated period of benefit to the customer, which is generally three years.

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

Interest expense consists primarily of interest payments and other financing costs on our bank credit facility. Interest expense includes amortization of deferred financing fees over the term of the credit facility or write-downs of such costs upon redemption of debt. Interest expense will vary as a result of fluctuations in the level of debt outstanding as well as interest rates on such debt. In addition, interest expense will include adjustments to the fair value of contracts that may be entered into to hedge risks associated with currency fluctuations for cash receipts or cash payments denominated in currencies other than U.S. dollars and which do not qualify for hedge accounting. In addition, changes in the settlement value of the future payment obligation for the Systax Sistemas Fiscais Limited (“Systax”) acquisition and amortization of the discount on deferred purchase consideration associated with the LCR-Dixon acquisition will be recorded as interest expense.

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

The following table sets forth our consolidated statements of comprehensive loss for the periods indicated.

	Three months ended				Nine months ended
	September 30,				September 30,
(Dollars in thousands)	2021	2020	Period-Over-Period Change		2021	2020	Period-Over-Period Change
Revenues:
Software subscriptions	$92,276	$79,778	$12,498	15.7%	$265,160	$232,844	$32,316	13.9%
Services	18,442	14,827	3,615	24.4%	48,732	42,277	6,455	15.3%
Total revenues	110,718	94,605	16,113	17.0%	313,892	275,121	38,771	14.1%
Cost of revenues:
Software subscriptions[1]	32,000	29,161	2,839	9.7%	84,419	79,846	4,573	5.7%
Services[1]	11,938	18,807	(6,869)	(36.5)%	33,831	49,329	(15,498)	(31.4)%
Total cost of revenues	43,938	47,968	(4,030)	(8.4)%	118,250	129,175	(10,925)	(8.5)%
Gross profit	66,780	46,637	20,143	43.2%	195,642	145,946	49,696	34.1%
Operating expenses:
Research and development[1]	9,879	16,501	(6,622)	(40.1)%	33,264	43,197	(9,933)	(23.0)%
Selling and marketing[1]	25,658	29,423	(3,765)	(12.8)%	70,673	78,300	(7,627)	(9.7)%
General and administrative[1]	31,237	48,043	(16,806)	(35.0)%	80,954	123,437	(42,483)	(34.4)%
Depreciation and amortization	3,082	2,735	347	12.7%	8,787	8,109	678	8.4%
Other operating expense, net	538	(60)	598	(996.7)%	4,892	154	4,738	3,076.6%
Total operating expenses	70,394	96,642	(26,248)	(27.2)%	198,570	253,197	(54,627)	(21.6)%
Loss from operations	(3,614)	(50,005)	46,391	92.8%	(2,928)	(107,251)	104,323	97.3%
Interest expense, net	521	1,796	(1,275)	(71.0)%	671	3,424	(2,753)	80.4%
Loss before income taxes	(4,135)	(51,801)	47,666	92.0%	(3,599)	(110,675)	107,076	96.7%
Income tax benefit	(187)	(30,773)	30,586	(99.4)%	(2,747)	(31,508)	28,761	(91.3)%
Net loss	(3,948)	(21,028)	17,080	81.2%	(852)	(79,167)	78,315	98.9%
Other comprehensive loss from foreign currency translations and revaluations, net of tax	5,704	238	5,466	2,296.6%	10,040	3,512	6,528	185.9%
Total comprehensive loss	$(9,652)	$(21,266)	$11,614	54.6%	$(10,892)	$(82,679)	$71,787	86.8%
1	Includes stock-based compensation expenses as shown on the following table.

	Three months ended		Nine months ended
	September 30		September 30
(In thousands)	2021	2020	2021	2020
Stock-based compensation expense:
Cost of revenues, software subscriptions	$656	$6,342	$1,788	$14,002
Cost of revenues, services	760	9,230	1,976	20,719
Research and development	876	6,340	2,008	14,000
Selling and marketing	2,157	12,821	4,877	28,140
General and administrative	2,973	29,561	9,601	64,029
Total stock-based compensation expense	$7,422	$64,294	$20,250	$140,890

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	Three months ended		Nine months ended
	September 30		September 30
	2021	2020	2021	2020
Revenues:
Software subscriptions	83.3%	84.3%	84.5%	84.6%
Services	16.7%	15.7%	15.5%	15.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues:
Software subscriptions	28.9%	30.8%	26.9%	29.0%
Services	10.8%	19.9%	10.8%	17.9%
Total cost of revenues	39.7%	50.7%	37.7%	46.9%
Gross profit	60.3%	49.3%	62.3%	53.1%
Operating expenses:
Research and development	8.9%	17.4%	10.6%	15.7%
Selling and marketing	23.2%	31.1%	22.5%	28.5%
General and administrative	28.2%	50.8%	25.8%	44.9%
Depreciation and amortization	2.8%	2.9%	2.8%	2.9%
Other operating expense, net	0.5%	(0.1)%	1.6%	0.1%
Total operating expenses	63.6%	102.1%	63.3%	92.1%
Loss from operations	(3.3)%	(52.8)%	(1.0)%	(39.0)%
Interest expense, net	0.5%	1.9%	0.2%	1.2%
Loss before income taxes	(3.8)%	(54.7)%	(1.2)%	(40.2)%
Income tax benefit	(0.2)%	(32.5)%	(0.9)%	(11.5)%
Net loss	(3.6)%	(22.2)%	(0.3)%	(28.7)%
Other comprehensive loss from foreign currency translations, net of tax	5.2%	0.3%	3.2%	1.3%
Total comprehensive loss	(8.8)%	(22.5)%	(3.5)%	(30.0)%

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues

	Three months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Revenues:
Software subscriptions	$92,276	$79,778	$12,498	15.7%
Services	18,442	14,827	3,615	24.4%
Total revenues	$110,718	$94,605	$16,113	17.0%

Revenues increased $16.1 million, or 17.0%, to $110.7 million for the three months ended September 30, 2021 compared to $94.6 million for the three months ended September 30, 2020. The increase in software subscriptions revenues of $12.5 million, or 15.7%, was primarily driven by an increase of $10.4 million in revenues derived from our existing customers and a period over period increase of $2.1 million in revenues derived from new customers. Software subscriptions revenues derived from new customers averaged 9.4% and 8.3% of total software subscriptions revenues in 2021 and 2020, respectively.

The $3.6 million increase in services revenues was primarily driven by an increase of $2.3 million in software subscription related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions, and acquisitions. In addition, our managed services offering experienced a $1.3 million increase in recurring services revenues over the prior year due to returns processing volume increases related to regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	Three months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Cost of software subscriptions revenues	$32,000	$29,161	$2,839	9.7%

Cost of software subscriptions revenues increased $2.8 million, or 9.7%, to $32.0 million for the three months ended September 30, 2021 compared to $29.2 million for the three months ended September 30, 2020. This included a $3.1 million increase in costs of personnel supporting period over period growth of sales and customers and ongoing infrastructure investments to support expansion of customer transaction volumes for our cloud-based subscription customers. In addition, this included an increase in depreciation and amortization of capitalized software and acquired intangibles of $5.4 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets. These increases were partially offset by a $5.7 million decrease in stock-based compensation for the three months ended September 30, 2021 compared to the same period in 2020. As a percentage of software subscriptions revenues, the cost of software subscriptions revenues decreased to 34.7% for the three months ended September 30, 2021 compared to 36.6% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of software subscriptions revenues, cost of software subscriptions revenues increased to 34.0% in 2021 compared to 28.6% in 2020.

Cost of Services Revenues

	Three months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Cost of services revenues	$11,938	$18,807	$(6,869)	(36.5)%

Cost of services revenue decreased $6.9 million, or 36.5%, to $11.9 million for the three months ended September 30, 2021 compared to $18.8 million for the three months ended September 30, 2020. This decline was primarily driven by a stock-based compensation decrease of $8.5 million for the three months ended September 30, 2021 compared to the same period in 2020. After adjusting for the decline in stock-based compensation expense, cost of services revenues increased $1.6 million primarily driven by an increase in costs of service delivery personnel to support revenue growth in software subscription related services and our managed services offering. As a percentage of services revenues, cost of services revenues decreased to 64.7% in 2021 compared to 126.8% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of services revenues, cost of services revenues decreased to 60.6% in 2021 compared to 64.6% for the same period in 2020.

Research and Development

	Three months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Research and development	$9,879	$16,501	$(6,622)	(40.1)%

Research and development expenses decreased $6.6 million, or 40.1%, to $9.9 million for the three months ended September 30, 2021 compared to $16.5 million for the three months ended September 30, 2020. However, this decline was driven by a stock-based compensation decrease of $5.5 million for the three months ended September 30, 2021 compared to the same period in 2020. After adjusting for the decline in stock-based compensation expense, research and development expenses net of capitalization decreased $1.1 million primarily driven by an increase in development work capitalized associated with new solutions to address end-to-end data analysis and compliance needs of our customers and continued expansion of connectors and application program interfaces (“APIs”) to customer ERP and other software platforms. As a percentage of total revenues, research and development expenses decreased to 8.9% for the three months ended September 30, 2021 compared to 17.4% for the three months ended September 30, 2020. After excluding stock-based compensation expense, as a percentage of total revenues, research and development expenses decreased to 8.1% in 2021 compared to 10.7% in 2020.

Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	Three months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Selling and marketing	$25,658	$29,423	$(3,765)	(12.8)%

Selling and marketing expenses decreased $3.8 million, or 12.8%, to $25.7 million for the three months ended September 30, 2021 compared to $29.4 million for the same period in 2020. However, this decline was driven by a stock-based compensation decrease of $10.7 million for the three months ended September 30, 2021 over the same period in 2020. After adjusting for the decline in stock-based compensation expense, selling and marketing expenses increased $6.9 million primarily driven by a $4.5 million increase in payroll and related expenses associated with the growth in period over period subscription sales and services revenues and expansion of our partner and channel management programs. In addition, this included an increase of $2.4 million in advertising and promotional spending and expanded brand awareness efforts. As a percentage of total revenues, selling and marketing expenses decreased to 23.2% for the three months ended September 30, 2021 compared to 31.1% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of total revenues, selling and marketing expenses increased to 21.2% in 2021 compared to 17.5% in 2020.

General and Administrative

	Three months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
General and administrative	$31,237	$48,043	$(16,806)	(35.0)%

General and administrative expenses decreased $16.8 million, or 35.0%, to $31.2 million for the three months ended September 30, 2021 compared to $48.0 million for the same period in 2020. However, this decline was driven by a stock-based compensation decrease of $26.6 million for the three months ended September 30, 2021 over the same period in 2020. After adjusting for the decline in stock-based compensation expense, general and administrative expenses increased $9.8 million primarily driven by planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and resources in support of our growth and public company reporting and compliance activities. As a percentage of total revenues, general and administrative expenses decreased to 28.2% for the three months ended September 30, 2021 compared to 50.8% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of total revenues, general and administrative expenses increased to 25.5% in 2021 compared to 19.5% in 2020.

Depreciation and Amortization

	Three months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Depreciation and amortization	$3,082	$2,735	$347	12.7%

Depreciation and amortization increased $0.3 million, or 12.7%, to $3.1 million for the three months ended September 30, 2021 compared to $2.7 million for the same period in 2020. The increase was primarily due to the impact of infrastructure and technology purchases placed in service in late 2020 and 2021 and other capitalized infrastructure costs to support our growth. As a percentage of revenues, depreciation expense was relatively consistent at 2.8% for the three months ended September 30, 2021 compared to 2.9% for the same period in 2020.

Other Operating Expense, Net

	Three months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-Over-Period Change
Other operating expense, net	$538	$(60)	$598	(996.7)%

Other operating expense, net, increased $0.6 million, or 996.7%, to $0.5 million of expense for the three months ended September 30, 2021 compared to $0.1 million of income for the same period in 2020. This increase included a $0.2 million increase in the Tellutax Contingent Consideration liability and foreign currency transaction losses incurred during the three months ended September 30, 2021. As a percentage of total revenues, other operating expense, net increased to 0.5% in 2021 compared to (0.1)% in 2020.

Interest (Income) Expense, Net

	Three months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Interest expense, net	$521	$1,796	$(1,275)	(71.0)%

Interest (income) expense, net decreased $1.3 million, or 71%, to $0.5 million in interest expense for the three months ended September 30, 2021 compared to $1.8 million of interest expense for the same period in 2020. This change was primarily attributable to the writedown of $1.2 million in deferred financing costs during the three months ended September 30, 2020 due to the term loan repayment in July 2020.

Income Tax Benefit

	Three months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Income tax benefit	$(187)	$(30,773)	$30,586	(99.4)%

Income tax benefit decreased $30.6 million, or 99.4%, to $0.2 million for the three months ended September 30, 2021 compared to $30.8 million for the same period in 2020. This decrease was primarily due to a pre-tax loss resulting from an increase in stock-based compensation in 2020. The income tax benefit in the three months ended September 30, 2021 was primarily driven by exercises and vestings of stock awards partially offset by the unfavorable impact of limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m) and acquisition costs.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues

	Nine months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Revenues:
Software subscriptions	$265,160	$232,844	$32,316	13.9%
Services	48,732	42,277	6,455	15.3%
Total revenues	$313,892	$275,121	$38,771	14.1%

Revenues increased $38.8 million, or 14.1%, to $313.9 million for the nine months ended September 30, 2021 compared to $275.1 million for the nine months ended September 30, 2020. The increase in software subscriptions revenues of $32.3 million, or 13.9%, was primarily driven by an increase of  $28.0 million in revenues derived from our existing customers and a period over period increase of $4.3 million of revenues from new customers. Software subscriptions revenues derived from new customers averaged 8.6% and 8.0% of total software subscriptions revenues in 2021 and 2020, respectively.

The $6.5 million increase in services revenues was driven by an increase of $3.7 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and upgrading existing customers to newer versions of our solutions, and acquisitions. In addition, our managed services offering experienced a $2.8 million increase in recurring services revenues over the prior year period due to returns processing volume increases related to regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	Nine months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Cost of software subscriptions revenues	$84,419	$79,846	$4,573	5.7%

Cost of software subscriptions revenues increased $4.6 million, or 5.7%, to $84.4 million for the nine months ended September 30, 2021 compared to $79.8 million for the nine months ended September 30, 2020. This included a $9.6 million increase in costs of personnel supporting period over period growth of sales and customers and ongoing infrastructure investments to support expansion of customer transaction volumes for our cloud-based subscription customers. In addition, this included an increase in depreciation and amortization of capitalized software and acquired intangibles of $7.2 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets. These increases were partially offset by a $12.2 million decrease in stock-based compensation for the nine months ended September 30, 2021 compared to the same period in 2020. As a percentage of software subscriptions revenues, the cost of software subscriptions revenues decreased to 31.8% for the nine months ended September 30, 2021 compared to 34.3% in the prior year period. After excluding stock-based compensation expense, as a percentage of software subscriptions revenues, cost of software subscriptions revenues increased to 31.2% in 2021 compared to 28.3% in 2020.

Cost of Services Revenues

	Nine months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Cost of services revenues	$33,831	$49,329	$(15,498)	(31.4)%

Cost of services revenues decreased $15.5 million, or 31.4%, to $33.8 million for the nine months ended September 30, 2021 compared to $49.3 million for the nine months ended September 30, 2020. However, this decline was driven by a stock-based compensation decrease of $18.7 million for the nine months ended September 30, 2021 compared to the same period in 2020. After adjusting for the decline in stock-based compensation expense, cost of services revenues increased $3.2 million primarily driven by an increase in costs of service delivery personnel to support revenue growth in software subscription related services and our managed services offering. As a percentage of services revenues, cost of services revenues decreased to 69.4% in the nine months ended September 30, 2021 compared to 116.7% in the prior year. After excluding stock-based compensation expense, as a percentage of services revenues, cost of services revenues decreased to 65.4% in 2021 compared to 67.7% in 2020.

Research and Development

	Nine months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Research and development	$33,264	$43,197	$(9,933)	(23.0)%

Research and development expenses decreased $9.9 million, or 23.0%, to $33.3 million for the nine months ended September 30, 2021 compared to $43.2 million for the nine months ended September 30, 2020. However, this decline was primarily driven by a stock-based compensation decrease of $12.0 million for the nine months ended September 30, 2021 compared to the same period in 2020. After adjusting for the decline in stock-based compensation expense, research and development expenses, net of capitalization, increased $2.1 million, net of capitalized development costs, driven by an increase in costs associated with increased development activity associated with nascent technologies, new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and APIs to customer ERP and other software platforms. As a percentage of total revenues, research and development expenses decreased to 10.6% for the nine months ended September 30, 2021 compared to 15.7% for the nine months ended September 30, 2020. After excluding stock-based compensation expense, as a percentage of total revenues, research and development expenses decreased to 10.0% in 2021 compared to 10.6% in 2020.

Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	Nine months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Selling and marketing	$70,673	$78,300	$(7,627)	(9.7)%

Selling and marketing expenses decreased $7.6 million, or 9.7%, to $70.7 million for the nine months ended September 30, 2021 compared to $78.3 million for the same period in 2020. However, this decline was primarily driven by a stock-based compensation decrease of $23.3 million for the nine months ended September 30, 2021 over the same period in 2020. After adjusting for the decline in stock-based compensation expense, selling and marketing expenses increased $15.7 million. Of this $15.7 million increase, $10.7 million was primarily driven by an increase in payroll and related expenses associated with the growth in period over period subscription sales and services revenues and expansion of our partner and channel management programs. In addition, this increase included $6.1 million in advertising and promotional spending and expanded brand awareness efforts period over period. These increases were offset by decreases in travel period over period due to continued 2021 COVID-19 travel restrictions. As a percentage of total revenues, selling and marketing expenses decreased to 22.5% for the nine months ended September 30, 2021 compared to 28.5% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of total revenues, selling and marketing expenses increased to 21.0% in 2021 compared to 18.2% in 2020.

General and Administrative

	Nine months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
General and administrative	$80,954	$123,437	$(42,483)	(34.4)%

General and administrative expenses decreased $42.5 million, or 34.4%, to $81.0 million for the nine months ended September 30, 2021 compared to $123.4 million for the same period in 2020. However, this decline was primarily driven by a stock-based compensation decrease of $54.4 million for the nine months ended September 30, 2021 compared to the same period in 2020. After adjusting for the decline in stock-based compensation expense, general and administrative expenses increased $11.9 primarily driven by planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and resources in support of our growth and public company reporting and compliance activities. Due to these factors, as a percentage of total revenues, general and administrative expenses decreased to 25.8% for the nine months ended September 30, 2021 compared to 44.9% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of total revenues, general and administrative expenses increased to 22.7% in 2021 compared to 21.6% in 2020.

Depreciation and Amortization

	Nine months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Depreciation and amortization	$8,787	$8,109	$678	8.4%

Depreciation and amortization increased $0.7 million, or 8.4%, to $8.8 million for the nine months ended September 30, 2021 compared to $8.1 million for the same period in 2020. The increase was primarily due to the impact of infrastructure and technology purchases placed in service in 2020 and 2021 and other capitalized infrastructure costs to support our growth. As a percentage of revenues, depreciation expense was relatively consistent at 2.8% for the nine months ended September 30, 2021 compared to 2.9% for the same period in 2020.

Other Operating Expense, Net

	Nine months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-Over-Period Change
Other operating expense, net	$4,892	$154	$4,738	3,076.6%

Other operating expense, net increased $4.7 million, or 3,076.6%, to $4.9 million of expense for the nine months ended September 30, 2021 compared to $0.2 million of expense for the same period in 2020. This increase was primarily due to $4.7 million in transaction costs, which included $4.5 million associated with the Taxamo acquisition for the nine months ended September 30, 2021. As a percentage of total revenues, other operating expense,net increased to 1.6% in 2021 compared to 0.1% in 2020.

Interest Expense, Net

	Nine months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Interest expense, net	$671	$3,424	$(2,753)	(80.4)%

Interest expense, net decreased  $2.8 million, or 80.4%, to $0.7 million of expense for the nine months ended September 30, 2021 compared to $3.4 million of expense for the same period in 2020. This decrease was primarily attributable to a decrease of $3.7 million in interest expense during the nine months ended September 30, 2021 compared to the same period in 2020 due to the term loan repayment in July 2020. This was partially offset during the nine months ended September 30, 2021 by an increase in interest expense of $0.4 million due to a decrease in the valuation of foreign currency forward contracts and lower interest income in the current period of $0.4 million due to a decline in investment balances and yields in 2021 as compared to 2020.

Income Tax Benefit

	Nine months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-over-Period change
Income tax benefit	$(2,747)	$(31,508)	$28,761	(91.3)%

Income tax benefit decreased $28.8 million, or 91.3%, to $2.7 million for the nine months ended September 30, 2021 compared to $31.5 million for the same period in 2020. This decrease was primarily due to a pre-tax loss resulting from an increase in stock-based compensation in 2020. The income tax benefit in the nine months ended September 30, 2021 was primarily driven by exercises and vestings of stock-based awards, partially offset by the unfavorable impact of limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m) and acquisition costs.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and cash equivalents of $47.5 million and retained earnings of $21.6 million. Our primary sources of capital to date have been from sales of our solutions, proceeds from bank lending facilities and the initial public offering of our Class A common stock in July 2020 (the “Offering”). We have no outstanding bank debt at September 30, 2021.

On September 22, 2021, we executed a stock purchase agreement with LCR-Dixon. The purchase price was $98.7 million as of the acquisition date consisting of (i) $59.7 million in cash, partially offset by $1.9 million in cash received in the acquisition resulting in $57.8 million of net cash paid at closing, and (ii) the non-interest bearing deferred purchase consideration aggregating $40.0 million before consideration of related discount on this amount of $1.0 million. Cash consideration was funded from our available cash on hand.

On May 12, 2021, we used approximately $190.2 million of our cash and cash equivalents to acquire Taxamo. The preliminary purchase price for the Taxamo acquisition was $200.7 million as of the acquisition date, consisting of (i) $190.2 million of cash paid at closing, (ii) an acquisition holdback of $0.5 million, and (iii) the Taxamo Option aggregating $10.0 million. The Taxamo Option was exercised on August 20, 2021 for $10.0 million funded through cash on hand.

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

The following table presents a summary of our cash flows for the periods indicated:

	Nine months ended
	September 30,
(Dollars in thousands)	2021	2020	Period-Over-Period Change
Net cash provided by operating activities	$52,668	$20,044	$32,624	162.8%
Net cash used in investing activities	(283,213)	(36,546)	(246,667)	674.9%
Net cash (used in) provided by financing activities	(5,953)	212,435	(218,388)	(102.8)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(434)	(412)	(22)	5.3%
Net decrease in cash, cash equivalents and restricted cash	$(236,932)	$195,521	$(432,453)	(221.2)%

Operating Activities. Net cash provided by operating activities was $52.7 million for the nine months ended September 30, 2021 compared to $20.0 million for the same period in 2020, an increase of $32.6 million. The increase in cash provided by operating activities in 2021 was driven primarily by the $22.9 million nonrecurring payment in 2020 for redemption of converted stock appreciation rights (“SARs”) in connection with the Offering, combined with a net increase in changes in operating assets and liabilities of $12.9 million period over period.

Investing Activities. Net cash used in investing activities was $(283.2) million for the nine months ended September 30, 2021 compared to $(36.5) million for the same period in 2020, an increase in use of funds for investing activities of $246.7 million. This increase was primarily due to a net increase in cash paid for acquisitions of $239.1 million period over period. During the nine months ended September 30, 2021, we acquired Taxamo for approximately $187.5 million in net cash, LCR-Dixon for approximately $57.8 million in net cash, and Tellutax, LLC (“Tellutax”) for cash paid of $6.1 million. During the nine months ended September 30, 2020, we acquired a controlling interest in Systax Sistemas Fiscais LTDA (“Systax”) for approximately $12.3 million in cash. For additional information on acquisitions, see Note 3, “Business Combinations” to our condensed consolidated financial statements.

Financing Activities. Net cash used in financing activities was $(6.0) million for the nine months ended September 30, 2021 compared to net cash provided by financing activities of $212.4 million for the same period in 2020, a decrease in cash provided by financing activities of $218.4 million. Net cash used in financing activities of $(6.0) million for the nine months ended September 30, 2021 was primarily driven by a decrease of $12.7 million in payments for taxes in connection with the exercise of stock options whereby the award holders returned shares to us to satisfy their tax obligations and payments for acquisition purchase commitment liabilities of $10.8 million, partially offset by an increase in customer funds obligations of $18.7 million due primarily to timing differences between receipt of funds from customers and taxing jurisdiction withdrawls of these funds. The net cash provided by financing activities for the nine months ended September 30, 2020 of $212.4 million was primarily driven by the $423.0 million in proceeds received from the Offering, offset by the payoff of the $175.0 million term loan.

Debt. As of September 30, 2021, we had a $100 million line of credit with no outstanding borrowings. Interest on outstanding borrowings accrue at a base rate plus an applicable margin (3.25% as of September 30, 2021) or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (2.00% as of September 30, 2021). We have no outstanding bank debt at September 30, 2021.

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

We also calculate AARPC, which is determined by dividing ARR by the number of software subscription customers as of the end of the respective period.

	September 30,
(Dollars in millions)	2021	2020	Period-over-Period Change
Annual Recurring Revenue	$352.9	$306.5	$46.4	15.1%

ARR increased by $46.4 million or 15.1% at September 30, 2021, as compared to September 30, 2020. The increase included $1.9 million related to the LCR-Dixon acquisition during the three months ended September 30, 2021. The increase was primarily driven by $19.6 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $26.8 million of on-premise and cloud-based subscriptions of our tax solutions to new customers. Of the $26.8 million from new customers, $6.0 million was related to 2021 acquisitions.

The number of customers and AARPC increased to 4,258 customers and approximately $82,900, respectively, at September 30, 2021, from 4,040 and approximately $75,900, respectively, at September 30, 2020. The increase in customers included 72 net new customers due to the LCR-Dixon acquisition. The increase in customers and AARPC was due to expansion of usage by existing customers, adding new customers through organic growth, and acquisitions.

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

	September 30,
	2021	2020
Net Revenue Retention Rate	106%	108%

The 200 basis point decline in NRR to 106% at September 30, 2021 from 108% for the same period in 2020 was primarily attributable to a reduction in sales growth to existing customers as compared to the prior year related to delays in signing deals due to their focus shifting to working remotely, and economic uncertainty in connection with the impact of the COVID-19 pandemic on their businesses.

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net loss was $(3.9) million and $(21.0) million for the three months ended September 30, 2021 and 2020, respectively, while our net loss margin was (3.6)% and (22.2)% over the same periods, respectively. Additionally, our net loss was $(0.9) million and $(79.2) million for the nine months ended September 30, 2021 and 2020, respectively, while our net income margin loss was (0.3)% and (28.8)% over the same periods, respectively.

	Three months ended		Nine months ended
	September 30		September 30
(Dollars in thousands)	2021	2020	2021	2020
Adjusted EBITDA:
Net loss	$(3,948)	$(21,028)	$(852)	$(79,167)
Interest expense, net	521	1,796	671	3,424
Income tax benefit	(187)	(30,773)	(2,747)	(31,508)
Depreciation and amortization - property and equipment	3,082	2,735	8,787	8,109
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	10,749	5,307	22,571	15,349
Amortization of acquired intangible assets - selling and marketing expense	375	128	545	128
Stock-based compensation expense	7,422	64,294	20,250	140,890
Severance expense	3,320	72	4,808	2,114
Transaction costs	21	—	4,693	—
Adjusted EBITDA	$21,355	$22,531	$58,726	$59,339

Adjusted EBITDA Margin:
Total revenues	$110,718	$94,605	$313,892	$275,121
Adjusted EBITDA margin	19.3%	23.8%	18.7%	21.6%

The decrease in Adjusted EBITDA for the three months ended September 30, 2021 of $1.2 million over the comparable period in 2020 is primarily driven by an increase in gross profit, partially offset by an increase in operating expenses including additional sales and marketing and research and development investments. Adjusted EBITDA margin decreased to 19.3% for the three months ended September 30, 2021 compared to 23.8% for the comparable period in 2020 primarily due to increased investments in sales and marketing and research and development activities in 2021.

The decrease in Adjusted EBITDA for the nine months ended September 30, 2021 of $0.6 million over the comparable period in 2020 is primarily driven by an increase in gross profit, partially offset by an increase in operating expenses including additional sales and marketing and research and development investments. Adjusted EBITDA margin declined to 18.7% for the nine months ended September 30, 2021 compared to 21.6% for the comparable period in 2020 primarily due to increased investments in sales and marketing and research and development activities in 2021.

Free Cash Flow and Free Cash Flow Margin.

We use free cash flow as a critical measure in the evaluation of liquidity in conjunction with related GAAP amounts. We also use this measure when considering available cash, including for decision making purposes related to dividends and discretionary investments. We consider free cash flow to be an important measure for investors because it measures the amount of cash we generate from our operations after our capital expenditures and capitalization of software development costs. In addition, we base certain of our forward-looking estimates and budgets on free cash flow and free cash flow margin. We define free cash flow as the total of net cash provided by operating activities, adjusted for the add back of cash used for the converted SARs redeemed in connection with the Offering reflected as a reduction of cash provided by operating activities, less purchases of property and equipment and capitalized software. We define free cash flow margin as free cash flow divided by total revenues for the same period. Our net cash provided in operating activities was $52.7 million and $20.0 million for the nine months ended September 30, 2021 and 2020, respectively, while our operating cash flow margin was 16.8% and 7.3% over the same periods, respectively.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Free Cash Flow:
Net cash provided by (used in) operating activities	$26,203	$(712)	$52,668	$20,044
Property and equipment additions	(8,011)	(4,417)	(23,899)	(14,982)
Capitalized software additions	(2,777)	(1,982)	(7,902)	(9,246)
Redemption of Converted SARs	—	22,889	—	22,889
Free cash flow	$15,415	$15,778	$20,867	$18,705

Free Cash Flow Margin:
Total revenues	$110,718	$94,605	$313,892	$275,121
Free cash flow margin	13.9%	16.7%	6.6%	6.8%

Free cash flow decreased by $0.4 million for the three months ended September 30, 2021 as compared to the same period in 2020. This decrease was primarily driven by a non-recurring $22.9 million payment for redemption of converted SARs in connection with the Offering in Q3 2020, combined with an increase of $4.4 million in investments in property and equipment and capitalized software additions. Free cash flow margin decreased to 13.9% for the three months ended September 30, 2021, compared to 16.7% for the same period in 2020.

Free cash flow increased by $2.2 million for the nine months ended September 30, 2021 as compared to the same period in 2020. This increase was primarily driven by an increase in net cash provided by operating activities of $32.6 million, partially offset by $22.9 million payment for redemption of converted SARs in connection with the Offering.  Free cash flow margin decreased to 6.6% for the nine months ended September 30, 2021, compared to 6.8% for the same period in 2020.

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

Additional Non-GAAP Financial Measures

In addition to Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow margin calculated and discussed in “Key Business Metrics,” the following additional non-GAAP financial measures are calculated and presented further below:

●	Non-GAAP cost of revenues, software subscriptions is determined by adding back to GAAP cost of revenues, software subscriptions, the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP cost of revenues, services is determined by adding back to GAAP cost of revenues, services, the stock-based compensation expense included in cost of revenues, services for the respective periods.
●	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP gross margin is determined by dividing non-GAAP gross profit by total revenues for the respective periods.
●	Non-GAAP research and development expense is determined by adding back to GAAP research and development expense the stock-based compensation expense included in research and development expense for the respective periods.
●	Non-GAAP selling and marketing expense is determined by adding back to GAAP selling and marketing expense the stock-based compensation expense and the amortization of acquired intangible assets included in selling and marketing expense for the respective periods.
●	Non-GAAP general and administrative expense is determined by adding back to GAAP general and administrative expense the stock-based compensation expense and severance expense included in general and administrative expense for the respective periods.
●	Non-GAAP operating income is determined by adding back to GAAP income or loss from operations the stock-based compensation expense, depreciation and amortization of capitalized software and acquired

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

	Three months ended		Nine months ended
	September 30		September 30
(Dollars in thousands)	2021	2020	2021	2020
Non-GAAP cost of revenues, software subscriptions	$20,595	$17,512	$60,060	$50,495
Non-GAAP cost of revenues, services	$11,178	$9,577	$31,855	$28,610
Non-GAAP gross profit	$78,945	$67,516	$221,977	$196,016
Non-GAAP gross margin	71.3%	71.4%	70.7%	71.2%
Non-GAAP research and development expense	$9,003	$10,161	$31,256	$29,197
Non-GAAP selling and marketing expense	$23,126	$16,474	$65,251	$50,032
Non-GAAP general and administrative expense[1]	$24,944	$18,410	$66,545	$57,294
Non-GAAP operating income	$18,273	$19,796	$49,939	$51,230
Non-GAAP net income[2]	$13,225	$13,410	$36,705	$35,615

1The nine month period ended September 30, 2021 includes $150 of transaction costs previously presented as a component of general and administrative expenses that was reclassified to other operating expense, net, in the condensed consolidated statement of comprehensive loss.

22020 non-GAAP net income presentation adjusted to conform to 2021 presentation. The presentation was modified in the fourth quarter 2020 to tax effect, at the statutory income tax rate, the related non-GAAP adjustments to GAAP net loss. Thus, the income tax benefit for 2020 was removed and a statutory tax rate applied to non-GAAP income before income taxes after the non-GAAP adjustments. This reduced non-GAAP net income by $8,229 and $16,565 for the three and nine months ended September 30, 2020, respectively.

	Three months ended			Nine months ended
	September 30			September 30
(Dollars in thousands)	2021	2020		2021		2020
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$32,000	$29,161		$84,419		$79,846
Stock-based compensation expense	(656)	(6,342)		(1,788)		(14,002)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(10,749)	(5,307)		(22,571)		(15,349)
Non-GAAP cost of revenues, software subscriptions	$20,595	$17,512		$60,060		$50,495

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$11,938	$18,807		$33,831		$49,329
Stock-based compensation expense	(760)	(9,230)		(1,976)		(20,719)
Non-GAAP cost of revenues, services	$11,178	$9,577		$31,855		$28,610

Non-GAAP Gross Profit:
Gross profit	$66,780	$46,637		$195,642		$145,946
Stock-based compensation expense	1,416	15,572		3,764		34,721
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	10,749	5,307		22,571		15,349
Non-GAAP gross profit	$78,945	$67,516		$221,977		$196,016

Non-GAAP Gross Margin:
Total revenues	$110,718	$94,605		$313,892		$275,121
Non-GAAP gross margin	71.3%	71.4%		70.7%		71.2%

Non-GAAP Research and Development Expense:
Research and development expense	$9,879	$16,501		$33,264		$43,197
Stock-based compensation expense	(876)	(6,340)		(2,008)		(14,000)
Non-GAAP research and development expense	$9,003	$10,161		$31,256		$29,197

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$25,658	$29,423		$70,673		$78,300
Stock-based compensation expense	(2,157)	(12,821)		(4,877)		(28,140)
Amortization of acquired intangible assets – selling and marketing expense	(375)	(128)		(545)		(128)
Non-GAAP selling and marketing expense	$23,126	$16,474		$65,251		$50,032

Non-GAAP General and Administrative Expense[1]:
General and administrative expense	$31,237	$48,043		$80,954		$123,437
Stock-based compensation expense	(2,973)	(29,561)		(9,601)		(64,029)
Severance expense	(3,320)	(72)		(4,808)		(2,114)
Non-GAAP general and administrative expense	$24,944	$18,410		$66,545	[1]	$57,294

Non-GAAP Operating Income:
Loss from operations	$(3,614)	$(50,005)		$(2,928)		$(107,251)
Stock-based compensation expense	7,422	64,294		20,250		140,890
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	10,749	5,307		22,571		15,349
Amortization of acquired intangible assets – selling and marketing expense	375	128		545		128
Severance expense	3,320	72		4,808		2,114
Transaction costs	21	—		4,693		—
Non-GAAP operating income	$18,273	$19,796		$49,939		$51,230

Non-GAAP Net Income:
Net loss	$(3,948)	$(21,028)		$(852)		$(79,167)
Income tax benefit	(187)	(30,773)	[2]	(2,747)		(31,508)	[2]
Income (loss) before income taxes
Stock-based compensation expense	7,422	64,294		20,250		140,890
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	10,749	5,307		22,571		15,349
Amortization of acquired intangible assets – selling and marketing expense	375	128		545		128
Severance expense	3,320	72		4,808		2,114
Transaction costs	21	—		4,693		—
Non-GAAP income before income taxes	17,752	18,000		49,268		47,806
Income tax adjustment at statutory rate	(4,527)	(4,590)	[2]	(12,563)		(12,191)	[2]
Non-GAAP net income	$13,225	$13,410	[2]	$36,705		$35,615	[2]

1The nine month period ended September 30, 2021 includes $150 of transaction costs previously presented as a component of general and administrative expenses that was reclassified to other operating expense, net, in the condensed consolidated statement of comprehensive loss.

22020 non-GAAP net income presentation adjusted to conform to 2021 presentation. The presentation was modified in the fourth quarter 2020 to tax effect, at the statutory income tax rate, the related non-GAAP adjustments to GAAP net loss. Thus, the income tax benefit for 2020 was removed and a statutory tax rate applied to non-GAAP income before income taxes after the non-GAAP adjustments. This reduced non-GAAP net income by $8,229 and $16,565 for the three and nine months ended September 30, 2020, respectively.

Critical Accounting Policies and Estimates

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include software development costs, business combinations, goodwill, accounting for stock-based compensation, revenue recognition, and income taxes, which are described in Note 1, “Summary of Significant Accounting Policies” to the Condensed Consolidated Financial Statements.

Fair value estimates in connection with business combinations was added as a critical accounting estimate, as they could have a material impact to the interim condensed consolidated balance sheet as of September 30, 2021 and the interim condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2021 due to the Tellutax, Taxamo and LCR-Dixon acquisitions consummated in 2021.

With the exception of our addition of business combinations as a critical accounting estimate, there have been no material updates or changes to our critical accounting policies and estimates compared to the critical accounting policies and estimates described in our Annual Report on Form 10-K for the period ended December 31, 2020.

Business Combination Fair Value Estimates

The results of a business acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in tangible and intangible assets acquired, liabilities assumed,  consideration transferred, and amounts attributed to noncontrolling interests of an acquired business being recorded at their estimated fair values on the acquisition date, which may be considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date (the “Measurement Period”). Any excess consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of these amounts requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, royalty rates, and selection of comparable companies. We continue to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided we are within the Measurement Period, with any adjustments to amortization of new or previously recorded assets and identifiable intangibles being recorded to the consolidated statements of comprehensive loss in the period in which they arise. In addition, if outside of the Measurement Period, any subsequent adjustments to the acquisition date fair values are reflected in the consolidated statements of comprehensive loss in the period in which they arise.

We use our best estimates, information and assumptions available at the acquisition date to assign preliminary fair values to the assets acquired, liabilities assumed, consideration transferred, and amounts attributed to noncontrolling interests. We engage the assistance of third party valuation specialists to perform valuations of these amounts and to assist us in concluding on these fair value measurements. The resulting fair values and useful lives assigned to acquisition-related assets impact the amount and timing of future amortization expense.

These estimates are inherently uncertain and unpredictable and if different estimates were used the purchase price for the respective acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur, we may be required to record a charge against the value ascribed to an acquired asset, an increase in the amounts recorded for assumed liabilities, or an impairment of some or all of the goodwill.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 1, “Summary of Significant Accounting Policies” to the Condensed Consolidated Financial Statements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents of $47.5 million and had no outstanding bank debt as of September 30, 2021.

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

We are exposed to risk related to changes in interest rates. Borrowings under the bank credit agreement bear interest at rates that are variable. We have no outstanding borrowings. Increases in the bank prime or LIBOR rates would increase the interest rate on any future outstanding borrowings. Any debt we incur in the future may also bear interest at variable rates. Based on no outstanding borrowings as of September 30, 2021, increases in the bank prime or LIBOR rates would not result in a significant increase in interest expense.

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the nine months ended September 30, 2021 and 2020, approximately 2% and 1%, respectively, of our revenues were denominated in currencies other than U.S. dollars.

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

Inflation

Historically, we do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. Solely as a result of the material weakness described below, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective.

We have performed additional analyses, reconciliations, and other post-closing procedures and have concluded that, notwithstanding the material weakness in our internal control over financial reporting, the unaudited interim Condensed Consolidated Financial Statements as of and for the periods covered by and included in this Quarterly Report on Form 10-

Q fairly state, in all material respects, our financial position, results of operations and cash flows as of and for the periods presented in conformity with GAAP.

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

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors.” You should carefully consider these risks, together with management’s discussion and analysis of our financial condition and results of operations in conjunction with the interim Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. If any of the events contemplated should occur, our business, results of operations, financial condition and cash flows could suffer significantly.

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

Vertex, Inc.

Date: November 12, 2021	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: November 12, 2021	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)