Form 10-K
period 2021-12-31
Vertex, Inc.
filed 2022-03-16
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity common equity held by non-affiliates of Vertex, Inc. as of June 30, 2021 totaled approximately $485,844,845. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2021. The identification of 10% or greater stockholders as of June 30, 2021 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2021. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of March 11, 2022, the registrant had 42,338,423 shares of Class A common stock, $0.001 par value per share, and 106,807,000 shares of Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders, are incorporated by reference into Part III of this report. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021.

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

Item 1.Business

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

The rapid changes taking place in today's global business, technology and regulatory environments are having a compounding effect on the complexity of indirect tax management. As companies expand their business models through eCommerce and other digital transformation, enter new geographies, and extend their distribution channels, they widen the aperture of their indirect tax obligations. Additionally, as they expand their core offerings to incorporate new digital products and services, they are increasingly impacted by new tax regulations being pursued by jurisdictions. This complexity demands intelligent solutions that enable businesses to satisfy tax obligations and support growth opportunities.

We have pioneered tax technology for over 40 years. Today, we have over 4,200 customers, including over half of the Fortune 500, and provide our customers with tax support in over 130 countries. Today, our software enables tax determination, compliance and reporting, tax data management and document management and analytics and insights with powerful pre-built integrations to core business applications used by most companies, particularly those applications that have a significant impact on global commerce transactions. Our software is fueled by over 500 million data-driven effective tax rules and supports indirect tax compliance in more than 19,000 jurisdictions worldwide. Our solutions can be deployed in the cloud, on-premise environments, or at the network edge, all with implementation services available to enable optimal customer outcomes and satisfy unique business requirements.

Our Solutions

Our Vertex solutions can automate the end-to-end indirect tax processes for all companies with complex tax operations and audit risk. Our software includes tax determination, compliance and reporting, tax data management and document management tools, analytics and insights, as well as pre-built integrations to major business applications. Customers can utilize these solutions individually or as part of a broader suite and can choose the delivery model that best aligns to their enterprise technology environments.

●	Tax Determination. Our tax determination solutions enable real-time calculation of indirect taxes and applicable fees for sale and purchase transactions. This solution includes a powerful indirect tax calculation engine that applies rules-based logic from our proprietary content database to determine taxability, identify precise taxing jurisdictions, and consistently apply the appropriate amount of tax to each transaction in real-time. Our solution supports determination for sales tax, consumer and seller use tax, VAT, communications tax, leasing tax, payroll tax and lodging and occupancy tax.
●	Compliance and Reporting. Our compliance and reporting solutions enable the automation of signature-ready returns and remittance of indirect tax to appropriate jurisdictions. Companies use these solutions leverage tax data files imported from Vertex or third-party applications to establish visible audit trails of tax determinations and user-made adjustments. Our solutions also include workflow management tools, such as calendar and document management, and role-based security and event logging, which supports our customers' internal control over financial reporting and compliance with the Sarbanes-Oxley Act. We support e-filing and print formats for returns, schedules, worksheets, tax reports and payment requests, and provide archiving and retrieval of all filings.

●	Tax Data Management. Our tax data management tools enable enterprises to unify transaction data from multiple business applications and sources. These solutions enable tax teams to view detailed transaction-level tax data, identify anomalies or errors, and establish necessary rules to address gaps in data and audit logs for any adjustments or corrections that have been made.
●	Document Management. Our document management solutions automate the validation of, storage of, and tax audit support for sales tax exemptions and reseller certificates, enabling enterprises to manage large quantities of documents, such as tax exemption certificates.
●	Analytics and Insights. Our analytics and insights tools improve data quality and provide data intelligence to optimize the end-to-end tax process and improve business outcomes.
●	Pre-Built Integrations. Our solutions are supported by a suite of powerful, pre-built integrations that enable real-time coordination between our solutions and major business applications, such as Adobe/Magento, Coupa, Microsoft Dynamics, NetSuite, Oracle, Salesforce, SAP, SAP Ariba, Workday and Zuora, among many others. Much more than traditional application programming interfaces, our integrations include mapping data fields, business logic and configurations to improve the processing of transactions to and from our solutions. The majority of our integrations are designed, tested and supported by us. We also allow for partner-developed integrations as part of a rigorous certification program.
●	Industry-Specific Solutions. We offer a range of solutions that support certain industries that have specific indirect tax needs, such as retail, communications, and leasing. For example, our retail solution supports omnichannel transactions spanning store kiosks, eCommerce websites, catalog sales and mobile device transactions. Our communications solution supports the determination of taxes, surcharges and fees affecting United States of America (“U.S.”) providers of communication services, including wireless, voice-over-IP, satellite, internet and video and audio streaming services. We have pre-built integrations specific to the leading providers of business applications used by these industries.
●	Technology Specific Solutions – Chain Flow Accelerator, LCR. We offer a number of technology solutions that offer tools and enhancements to certain eco systems, like SAP or Oracle, that are deeply integrated into their technology stack. For example, our Chain Flow Accelerator tool allows configuration of tax specific flows within the SAP stack. In addition, through the acquisition of LCR Dixon in 2021, we acquired an SAP specific tool set that provides customers the ability to maintain, analyze and validate tax data in procure-to-pay as well as sales and billing systems that enhance its usefulness for indirect taxes as well as other business applications.
●	Implementation Services. Due to the ubiquitous nature of our software in our customers' technology environments, we also offer implementation services to enable our customers to realize the full benefit of our solution at initial deployment. These software implementation services include configuration, data migration and implementation, and premium support and training.
●	Managed Services. Customers can also license indirect tax returns outsourcing as a managed service for compliance in the U.S. and Canada. These managed services include indirect tax return preparation, filing and tax payment and notice management.

Our Tax Content

All our software and solutions are underpinned by our proprietary content database, which currently supports over 500 million effective tax rules. Our content quality and accuracy are a key component to our software subscriptions revenue and customer value. Its quality and accuracy are critical to the longevity of our customer subscriptions. On a monthly basis, our content team combines legislative research, analysis, technical logic, and automation to embed updated rules into our software. Unlike many enterprise software solutions where maintenance and support are focused solely on periodic technology upgrades, our monthly updates are a critical element of allowing our customers to ensure that they are utilizing the latest tax changes to accurately calculate their indirect taxes.

Our Technology

Our software and solutions are built upon a robust set of technology capabilities designed for the flexibility, configurability, speed, and scale to handle complex tax scenarios and processing volumes and interoperability to core business applications.

●	Real-Time Engine. Our real-time engine determines the appropriate tax rules to apply to a line item in a transaction through a sequence of real-time processes that combine tax algorithms and tax content with transaction line-item level detail. Combining tax content stored as structured data with sequencing and decision tree logic results in one or more individual tax rules that are applied to each line item in a transaction. This is built within memory and cached for performance. The in-memory processes of the core calculation engine are tuned to accommodate high-volume and complex transactions at speed and scale.
●	Configuration. Our solutions are built to be highly configurable. Through our graphical user interfaces, users can configure and map their taxability to ensure the correct tax rules are executed. Our flexibility in configuration also extends to users who can create their own taxability rules, as appropriate. These user-defined taxability rules act as an override, providing flexibility to ensure that non-standard tax scenarios and processes can be addressed. Additionally, users can augment transactions entering and exiting the engine by building their own logic through our drag-and-drop experience. This logic is saved to then execute within the engine.
●	Tax Geography. Accuracy in determining the appropriate taxation of a transaction depends on many factors, including detailed location information for where a transaction is occurring. We designed and created a proprietary solution for tax jurisdiction identification that leverages industry geographic information system tools and geospatial data. With our proprietary technology we are able to create and map multiple tax jurisdictions for a particular location and assign a unique identifier to each location so that it can be used by the engine to allow for higher accuracy. This technology is highly relevant to emerging economic shifts, such as the sharing economy, where the physical nexus of transactions is unclear, such as ride-sharing services.
●	Security. Our application security framework allows our customers to define how users can interact with sensitive enterprise data and how they are authorized to use certain aspects of our software. Users are mapped to a set of predefined roles, and we provide our customers with the ability to create user-defined roles. User-defined role-based access can be defined on a screen-by-screen level and further refined with read and/or write privileges.
●	Cloud Solutions. We provide cloud services from six geographically separate data centers located on two continents: North America and Europe. The data centers are paired for failover of operations to an alternate, geographically separate production facility in case any single data center becomes unavailable. All data centers are operated by leading vendors providing physical security, internet access, environmental controls, and data retention services.

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

A distinct and growing subset of our customer base includes marketplaces and various professional service providers, including accounting firms and outsourcing firms. Our robust technology and deep tax content differentiate us in our ability to serve the indirect tax needs of 7 of the top 10 marketplace providers in North America by revenue. These customers support tens of thousands of merchants who rely on their platform for their eCommerce transaction processing. We also support service providers such as outsourcing and accounting firms who use our technology to calculate tax and file tax returns for their end-customers. While we include these marketplaces and service providers in our customer counts, the tens of thousands of their end-user customers are not included in our customer counts.

As of December 31, 2021, we had 4,272 customers and our Annual Recurring Revenue (“ARR”) per customer was over $86,700. While most of our revenue is currently generated by customers domiciled in the U.S., many of our customers are multinational organizations with global business operations. We also provide tax software solutions outside the U.S., primarily in Europe. No single customer represented more than 10% of our total revenue for the years ended December 31, 2021, 2020 or 2019.

Our Growth Strategies

We believe today's global commerce environment provides durable growth opportunities for our business. Our growth strategies include:

●	Retention and expansion of revenues from existing customers. The breadth of our solutions allows us to continually meet our customer needs, even as their needs expand in scope. For example, customers initially investing in sales tax determination may need support for other tax types, jurisdictions, and capabilities to manage their indirect tax lifecycle over time. As businesses continue to evolve through acquisitions and expand products and services, enter new geographies, or expand their distribution channels, we believe they will need our software, services, and content. We plan to continue to invest in new innovations and enhance our solutions to support the ongoing retention and expansion of revenue from our existing customers. Our flexible, tiered transaction-based pricing model also results in our customers growing their spend with us as they grow and continue to use our solutions.
●	Acquire new customers. Our solutions address the complexity of aligning commerce and compliance and we believe the market for our software and solutions is large and underpenetrated, both in the U.S. and globally. As enterprise and mid-market companies continue to expand their business operations and their tax complexity grows, we expect demand for our solutions to increase among new customers and partners. We also expect these companies to adopt our solutions much earlier in their corporate lifecycle. This adoption is driven by advances in cloud computing and digital commerce, which enable more companies to accelerate new product delivery and scale their business through online marketplaces and emerging commerce platforms. These increases in business complexity necessitate advanced tax solutions for a broader number of companies. We plan to continue to invest in our direct sales, indirect sales and our partnerships’ marketing teams and our solution development in order to capture this demand increase and acquire new customers.
●	Broaden and deepen our partner ecosystem. We integrate with key technology partners that span enterprise resource planning (“ERP”), customer relationship management (“CRM”), procurement, billing, point of sale (“POS”), and eCommerce platforms. Our partners enhance our go-to-market capacity and extend our brand leadership and reach. We leverage our partnerships to maximize the benefits of our solutions for our customers and to identify new growth opportunities. We believe expanding our strategic alliances with emerging participants who are fueling global commerce, such as payment and digital commerce platforms, will create new value for our customers and new sources of revenue. Future partnerships with large-scale digital payments players will allow us to develop additional customer-centric solutions and further expand our customer base.
●	Extend global footprint. We have a significant opportunity to further expand internationally, in terms of our regional operations, content depth and go-to-market coverage. We expect to continue to invest in our software and solutions outside of the U.S., most notably in Latin America and Europe. These jurisdictions are among the most complex and the largest international markets for our customers. We have also made significant investments in our own operations in these regions. In Europe and Brazil, for example, we have tailored our go-to-market strategy and enhanced our country-specific content database and furthered our investment in our global compliance reporting solution. By extending our global footprint, we believe we will also expand account penetration of existing customers with operations around the globe.
●	Sustained investment in new product innovation. With the pace of change in commerce and compliance, we believe it is important to continue innovating and extending the functionality and breadth of our software and solutions. Our approach to innovation is driven by our relationships with our customers and partners, with whom we create new solutions, align product roadmaps, and embed our software within their applications and platforms. We have also created and invested in an innovation lab where we design, test, and incubate next generation tax solutions and adjacent market opportunities. Over time, we expect such investment will bring additional value to existing customers and help us acquire new customers.

Sales and Marketing

We license our software and solutions primarily through our direct and indirect sales organization, with a focus on enterprise and midmarket businesses that have complex tax operations. Our direct sales team is comprised of inside sales and field sales, supported by our technical pre-sales and services teams. Teams are organized by territory and company size. We also have customer success teams focused on onboarding, usage, retention, renewals, and cross-selling additional products.

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

●	Accounting & Consulting Partners. We collaborate with over 50 tax, accounting, and consulting firms, which not only complement our global, local, and industry-specific regulatory expertise but also point us towards specific commercial opportunities. Our wide range of offerings and sophisticated technology align with these firms' areas of specialization, enabling organizations to strengthen end-to-end delivery capabilities for a diverse array of clients.
●	Technology Partners. Our pre-built integrations with key partners including Adobe/Magento, Coupa, Microsoft Dynamics, NetSuite, Oracle, Salesforce, SAP, SAP Ariba, Workday, and Zuora, among many others, are key differentiators that enable our customers to seamlessly connect our solutions into their business applications and processes. Our trusted brand reputation has allowed us to be the leading SAP and Oracle tax technology provider, with a relationship spanning many years with these vendors. Our technology software and solutions and highly scalable transaction volume throughput has earned the trust of world-class online marketplaces. These deep partnerships allow us to expand the frontier of tax technology innovation and market opportunity.

●	Channel and Resellers. We continue to expand our indirect go-to-market reach to capitalize on the significant mid-market growth opportunities. These partners include value-added resellers, service providers and OEM relationships with technology firms, system integrators, tax consultants and industry groups such as Avanade, Acumatica and CPA.com. These investments enable certification, training, and enablement to deliver rapid time-to-value and scale.

Research and Development

Our research and development team consists of our architecture, software engineering, user experience, infrastructure DevOps automation and technical production support teams. This organization is responsible for the design, development, testing and delivery of new technologies, features and integrations of our tax software and solutions, as well as the continued improvement of our existing solutions. It is also responsible for operating and scaling our software and solutions and infrastructure that run in the cloud. We continue to invest in our research and development capabilities with significant focus on Emerging Technologies such as Edge Computing, Artificial Intelligence/Machine Learning, Data Fabric/Mesh platforms, Blockchain, Application Programming Interface/Microservices, and Containerization to extend our solutions further into the cloud and partner ecosystems to continuously deliver more value.

Competition

Our industry is highly competitive and fragmented. Businesses employ a mix of approaches to address their indirect tax obligations, including:

●	in-house practices and spreadsheets that result in custom transaction-specific research, manual determination, static tax tables or rate calculator services, as well as manual filing and remittance activities;
●	businesses utilizing native Enterprise Resource Planning (“ERP”) capabilities with rudimentary tax determination capabilities, which are typically not designed for complex tax support and lack tax rates, rules and complex calculation functionality and require the user to manually track, input, maintain and update all tax law changes that occur;
●	outsourced transaction tax compliance services offered by accounting and specialized consulting firms; and
●	tax-specific solutions from other vendors.

We believe customers consider the following factors when selecting indirect tax technologies:

●	ability to minimize compliance risk exposure associated with inaccurate and/or inconsistent determination and remittance of taxes;
●	ability to deliver real time tax determinations;
●	ease of deployment and use;
●	ease of integration with the customer's business applications, across multiple systems;
●	ability to address multiple transaction tax compliance functions, from initial taxability and tax rate determination through compliance and remittance of funds;
●	lower total cost of ownership; and
●	continuously updated tax content applicable to the customer's business.

Depending on the importance and complexity associated with these factors for each customer we maintain varying competitive advantages. We monitor these factors and adjust our functionalities, service offerings, pricing structures and overall solution delivery approach to continually strengthen our position.

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

Human Capital

Our culture is the foundation of everything we do, guided by a common purpose to build trusted relationships at work, in business and in our communities. We strive to be a values-driven employer of choice who attracts, retains, and inspires talented professionals to achieve their full potential. We have been recognized as one of the best places to work in Philadelphia for the past seven years according to The Philadelphia Inquirer. We create and nurture an engaging work environment that embodies our core values of collaboration, performance, integrity, innovation, and fun, and we actively support our employees' participation in community service and philanthropy.

As of December 31, 2021, we had approximately 1,300 full-time employees. Of these employees, 95% were based in the U.S., 4% based in Europe and 1% in Latin America. We believe we have a strong relationship with our employees, and we have not experienced any work stoppages.

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

Item 1A.Risk Factors

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

Our technology is complex and our success depends in large part on our ability to attract and retain highly qualified personnel, particularly tax-content specialists, software developers, technical support and research and development personnel. Competition for skilled personnel is intense and we may not be successful in attracting, motivating and retaining needed personnel. We have recently experienced efforts by a significant competitor to solicit our employees, and other competitors may take similar actions in the future. We also may be unable to attract or integrate into our operations qualified personnel on the schedule we desire. Any inability to attract, integrate, motivate and retain the necessary personnel could harm our business. Dealing with the loss of the services of our executive officers or key personnel and the process to replace any of our executive officers or key personnel may involve significant time and expense, take longer than anticipated, and significantly delay or prevent the achievement of our business objectives, which would harm our financial condition, results of operations, and business.

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

We have experienced, and may continue to experience, growth in our headcount and operations, both domestically and internationally, which has placed, and may continue to place, significant demands on our management and our administrative, operational and financial reporting resources. We have also experienced significant growth in the number of customers, number of transactions and the amount of tax content that our platform and solutions support. Our growth will require us to hire additional employees and make significant expenditures, particularly in sales and marketing but also in our technology, professional services, finance and administration teams, as well as in our facilities and infrastructure. Our ability to effectively manage our growth will also require the allocation of valuable management and employee resources and improvements to our operational and financial controls and our reporting procedures and systems. In addition, as we seek to continue to expand internationally, we will likely encounter unexpected challenges and expenses due to unfamiliarity with local requirements, practices and markets. Our expenses may increase more than we plan, and we may fail to hire qualified personnel, expand our customer base, enhance our existing software, expand our tax content, develop new solutions, integrate any acquisitions, satisfy the requirements of our existing customers, respond to competitive challenges or otherwise execute our strategies. If we are unable to effectively manage our growth, our business, results of operations, financial condition and cash flows would likely be harmed.

Future acquisitions of, and investments in, other businesses, software, tax content or technologies may not yield expected benefits, and our inability to successfully integrate acquisitions may negatively impact our business, results of operations, financial condition and cash flows.

We may in the future seek to grow our operations by pursuing acquisitions of businesses, software and technologies. We may not realize the anticipated benefits, or any benefits, from future acquisitions. In addition, if we finance acquisitions by incurring debt or by issuing equity or convertible or debt securities, our existing stockholders may be diluted or we could face constraints related to covenants in the agreements governing the indebtedness, which could affect the market value of our capital stock. To the extent that the acquisition consideration is paid in the form of an earnout on future financial results, the success of such acquisition will not be fully realized by us for a period of time as it is shared with the sellers. Further, if we fail to properly evaluate and execute acquisitions or investments, our business and prospects may be seriously harmed, and the value of your investment may decline. For us to realize the benefits of future acquisitions, we must successfully integrate the acquired businesses, software or technologies with ours. This may take time and divert management's attention from our day-to-day operations, which could negatively impact our business, results of operations, financial condition and cash flows.

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

We previously identified and disclosed certain material weaknesses in our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2020. These material weaknesses have since been remediated, but additional material weaknesses or significant deficiencies may be discovered in the future. If we identify additional material weaknesses in our internal control over financial reporting, our management will be unable to assert that our disclosure controls and procedures and our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by NASDAQ, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

We also lease offices in Naperville, Illinois; London, United Kingdom; Amsterdam, The Netherlands; Frankfurt, Germany; Sao Paulo, Brazil; Chennai, India; Killorglin, Ireland, and Cork, Ireland.

We believe our facilities are adequate for our current and presently foreseeable needs.

Item 3.     Legal Proceedings

On January 25, 2022, we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interfering in our contractual relations and to prohibit them from using or disclosing in any way our confidential, proprietary, and/or trade secret information. We are also seeking monetary damages, including punitive damages, and attorneys’ fees. On February 7, 2022, Avalara filed a motion to dismiss the complaint for lack of personal jurisdiction. Avalara withdrew that motion on February 17, 2022, and filed a renewed motion to dismiss the amended complaint for lack of personal matter jurisdiction on March 2, 2022. Vertex’s opposition to the motion to dismiss is due on March 23, 2022. We believe that the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

In addition to the foregoing matter, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition.

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

Holders

As of December 31, 2021, we had 2 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

As of December 31, 2021, there were 28 stockholders of record of our Class B common stock.

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

Stock Performance Graph

The graph below(1) compares the cumulative total return on our Class A common stock with that of the S&P 500 Index(2) and the NASDAQ U.S. Benchmark Software TR Index(3). The period shown commences on July 28, 2020, and ends on December 31, 2021, the end of our most recent fiscal year. The graph assumes an investment of $100 in each of the aforementioned on the close of market on July 28, 2020. The stock price performance graph is not necessarily indicative of future price performance.

1 Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2022.

2 S&P 500 Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

3 NASDAQ Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

	Base Date
Company / Index	7/28/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Vertex, Inc.	$100.00	$96.11	$145.63	$91.85	$91.68	$80.32	$66.32
S&P 500	$100.00	$103.54	$116.12	$123.29	$133.83	$134.61	$149.46
NASDAQ U.S. Benchmark Software TR	$100.00	$105.29	$114.08	$115.33	$132.90	$136.71	$149.28

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

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

This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Annual Report on Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

Vertex is a leading global provider of indirect tax software and solutions. Our mission is to deliver the most trusted tax technology enabling global businesses to transact, comply and grow with confidence. Vertex provides cloud-based and on-premise solutions that can be tailored to specific industries for every major line of indirect tax, including sales and consumer use, value-added and payroll. Headquartered in North America, and with offices in South America and Europe, Vertex employs over 1,300 professionals and serves companies across the globe.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift toward cloud deployment models. Cloud-based subscription sales to new customers have grown at a significantly faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 35.4% and 27.5% of software subscription revenues from cloud-based subscriptions in 2021 and 2020, respectively. While our on-premise software subscription revenues comprise 64.6% of our software subscription revenues in 2021, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

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

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenues of $425.5 million and $374.7 million in 2021 and 2020, respectively. We had a net (loss) of $(1.5) million and $(75.1) million in 2021 and 2020, respectively. These amounts are presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”).

We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense and transaction costs. Adjusted EBITDA was $78.0 million and $78.4 million in 2021 and 2020, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Key Business Metrics” and “Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

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

Retention and expansion of revenues from existing customers. Given the breadth of our customer base and their own internal growth, the majority of our revenues and revenue growth comes from existing customers. This revenue growth is comprised of the acquisition of new licenses for additional products, increases in subscription fees due to expanded usage of currently licensed software and price increases. We plan to continue to invest in new innovations and offerings and in our sales and marketing teams in order to support the ongoing strong retention and expansion of revenues with our existing customers. We monitor our net revenue retention rate (“NRR”) in order to understand our ability to retain and grow revenues from our customers. Our NRR was 108% and 106% in 2021 and 2020, respectively. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics – Net Revenue Retention Rate” for further discussion.

Acquire new customers. Our solutions address the complexity of aligning commerce and compliance, and we believe the market for our software and solutions is large and underpenetrated, both in the U.S. and globally. As enterprise and mid-market companies continue to expand their business operations—both through their product and service offerings and their global footprint—we expect demand for our tax solutions to increase due to the fact that legacy solutions such as spreadsheets, manual processes, native ERP functionality or home-built solutions are error prone, inefficient and cannot scale. We plan to continue to invest in our sales and marketing teams and our solution development in order to address this increased demand from new customers. This increased investment will result in increases in expenses in advance of revenues attributable to these investments.

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

Continued innovation of our software. With the pace of change in commerce and compliance, we believe it is important to continue innovating and extending the functionality and breadth of our software. We plan on investing to further enhance our content and the speed and usability of our software. Historically such innovation has been accomplished through internal development efforts. However, we may pursue acquisitions, development arrangements with partners or similar activities to accelerate these investments. We believe continuing to enhance our existing software and expanding our tax content will increase our ability to generate revenues by broadening the appeal of our software to new customers as well as increasing our engagement with existing customers. See Note 3, Business Combinations to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K for a discussion of our acquisitions.

Investing in growth and scaling our business. We believe that our market opportunity is large, and we will continue to invest significantly in scaling across organizational functions in order to support the anticipated growth in our operations both domestically and internationally. Any investments we make in our research and development and our sales and marketing organization will occur in advance of experiencing the benefits from such investments; therefore, it may be difficult for us to determine if we are efficiently allocating resources in those areas. The company may pursue acquisitions or partner arrangements to accelerate its growth initiatives. See Note 3, Business Combinations to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K for a discussion of our acquisitions.

Customer migration to cloud solutions. Over time, we expect a continued shift to our cloud solutions from existing and newly acquired customers. When existing customers migrate from on-premise to cloud-based solutions, this generally has a favorable impact on our long-term ARR due to price structures and opportunities to promote additional license sales. Over the past three years, cloud sales to new customers have grown at a significantly faster rate than sales of on-premise solutions, which is a trend that we expect to continue over time. We generated 35.4% and 27.5% of software subscription revenues from cloud-based subscriptions in 2021 and 2020, respectively. We recognize revenue from the sale of cloud-based subscriptions ratably over the life of the contract, whereas for on-premise subscriptions, the first year pricing includes a premium that is not included in future renewal pricing. The premium is recognized ratably over the estimated period of benefit to the customer, which is generally three years. Therefore, as more of our sales shift to cloud-based subscriptions, our revenue growth rate may increase. We provide hosting for our cloud-based subscriptions. To the extent that revenues from our cloud offerings increase as a percentage of total revenues, our gross margin may decrease due to the associated hosting costs of those offerings.

Recent Developments

Impact of COVID-19

The COVID-19 pandemic had minimal impact on our revenues and results of operations in 2020 and 2021 as we continue to derive the significant majority of our revenues from our existing software subscriptions. As we principally price our solutions based on our customers’ revenues within certain revenue bands, elongated declines in our existing customers’ revenues may impact our ability to grow our existing customer revenues. We did not experience an abnormal number of non-renewals in 2020 or 2021, nor any material declines in revenues associated with declines in our customers’ revenues, and we currently expect our existing customer base to remain largely stable, as it did through the recession in 2008 and 2009. However, significant increases in non-renewals or concessions to renewal customers would have a material impact on our revenues and cash flows. During 2020 and 2021, we have seen some delays in signing deals due to prospects’ ongoing adjustments to working remotely for extended periods of time, and some due to economic uncertainty. We expect that the uncertainty caused by the COVID-19 pandemic could impact our billings to new customers beyond 2020 and 2021 as the pandemic continues to generate economic uncertainty. In addition, it may also negatively impact our efforts to maintain or expand revenues from our existing customers as they continue to evaluate certain long-term projects and budget constraints. However, we do not anticipate that overall demand for our software and solutions, our ability to deliver such software and solutions, nor our growth strategies will be materially impacted by the COVID-19 pandemic, as companies continue to rely on us for their indirect tax solutions.

Our cash collections for 2020 and 2021 were consistent with our expectations as some of the procedural disruptions that customers experienced as they shifted to remote work early in the year stabilized by the end of 2020. We believe that we may see delays in collections in 2022 as the resurgence of COVID-19 globally continues to generate economic uncertainty. However, we do not believe that these delays will materially impact our business; we continue to expect that we will be able to collect amounts due under subscription contracts from customers experiencing issues as a result of the COVID-19 pandemic, and we have not recorded additional credit losses associated with the allowance for doubtful accounts in connection with any delays. Given that customers cannot forgo our monthly content updates, which are necessary to remain compliant with the most current regulations, we believe customers will continue to pay our renewal invoices in a timely, even if slightly elongated, manner. We believe that we currently have ample liquidity and capital resources to continue to meet our operating needs, and our ability to continue to service our debt or other financial obligations is not currently impaired. For a further description of our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Services

Cost of services revenue consists of direct costs of software subscription-related services and our managed services offering. These costs include personnel and related expenses, including salaries, benefits, bonuses, stock-based compensation and the cost of third-party contractors and other direct expenses. We plan to continue to expand our infrastructure and personnel as necessary to support our future growth and related increases in our service revenue. We expect growth in our business will result in an increase in the cost of services revenue in absolute dollars but may decrease as a percentage of revenues as we scale our operations.

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

Other Operating Expense, net

Other operating expense, net consists primarily of transactions costs associated with merger and acquisition activities, quarterly remeasurement of contingent consideration associated with completed acquisitions, realized gains and losses on foreign currency fluctuations and other operating gains and losses. These amounts will fluctuate as a result of ongoing merger and acquisition activities and for changes in foreign currency rates.

Interest (Income) Expense, net

Interest (income) expense, net reflects the net amount of interest expense and interest income over the same period.

Interest expense consists primarily of interest incurred related to borrowings, bank credit facility and leases. Interest expense includes amortization of deferred financing fees over the term of the credit facility or write-downs of such costs upon redemption of debt. Interest expense will vary as a result of fluctuations in the level of debt outstanding as well as interest rates on such debt. In addition, interest expense will include adjustments to the fair value of contracts that may be entered into to hedge risks associated with currency fluctuations for cash receipts or cash payments denominated in currencies other than U.S. dollars and which do not qualify for hedge accounting. In addition, changes in the settlement value of the future payment obligation for the Systax Sistemas Fiscais Limited (“Systax”) acquisition and amortization of the discount on deferred purchase consideration associated with the LCR-Dixon Corporation “(LCR-Dixon”) acquisition will be recorded as interest expense.

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

Effective July 27, 2020, Vertex converted to a C-Corporation, and our results are subsequently taxed at the corporate level. As such, our statutory income tax rate has increased since we are now subject to U.S. federal and state corporate income taxes.

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

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020	Year-Over-Year Change
Revenues:
Software subscriptions	$358,415	$316,763	$41,652	13.1%
Services	67,133	57,902	9,231	15.9%
Total revenues	425,548	374,665	50,883	13.6%
Cost of revenues:
Software subscriptions(1)	116,194	105,676	10,518	10.0%
Services(1)	45,698	59,711	(14,013)	(23.5)%
Total cost of revenues	161,892	165,387	(3,495)	(2.1)%
Gross profit	263,656	209,278	54,378	26.0%
Operating expenses:
Research and development(1)	44,018	54,340	(10,322)	(19.0)%
Selling and marketing(1)	99,005	99,418	(413)	(0.4)%
General and administrative(1)	107,009	149,057	(42,048)	(28.2)%
Depreciation and amortization	11,678	11,018	660	6.0%
Other operating expense, net	4,888	203	4,685	2,307.9%
Total operating expenses	266,598	314,036	(47,438)	(15.1)%
Loss from operations	(2,942)	(104,758)	101,816	(97.2)%
Interest expense, net	984	3,111	(2,127)	(68.4)%
Loss before income taxes	(3,926)	(107,869)	103,943	(96.4)%
Income tax benefit (2)	(2,447)	(32,788)	30,341	(92.5)%
Net loss (2)	(1,479)	(75,081)	73,602	(98.0)%
Other comprehensive loss from foreign currency translations, net of tax	14,370	2,636	11,734	445.1%
Total comprehensive loss (2)	$(15,849)	$(77,717)	$61,868	(79.6)%

1Includes stock-based compensation expenses as follows in the table below. For more details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Trends.”

2We have revised the previously reported amounts for the year ended December 31, 2020. See Note 1, Summary of Significant Accounting Policies under the section Revision of Previously Issued Financial Statements to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K for additional information.

	For the Year Ended
	December 31,
(In thousands)	2021	2020
Stock-based compensation expense:
Cost of revenues, software subscriptions	$2,336	$14,663
Cost of revenues, services	2,648	21,472
Research and development	2,620	14,694
Selling and marketing	6,371	29,551
General and administrative	12,185	67,524
Total stock-based compensation expense	$26,160	$147,904

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the Year Ended
	December 31
	2021	2020
Revenues:
Software subscriptions	84.2%	84.5%
Services	15.8%	15.5%
Total revenues	100.0%	100.0%
Cost of Revenues:
Software subscriptions	27.3%	28.2%
Services	10.7%	15.9%
Total cost of revenues	38.0%	44.1%
Gross profit	62.0%	55.9%
Operating expenses:
Research and development	10.3%	14.5%
Selling and marketing	23.3%	26.5%
General and administrative	25.1%	39.8%
Depreciation and amortization	2.7%	2.9%
Other operating expense, net	1.1%	0.1%
Total operating expenses	62.5%	83.8%
Loss from operations	(0.5)%	(27.9)%
Interest expense, net	0.3%	0.8%
Loss before income taxes	(0.8)%	(28.7)%
Income tax benefit	(0.6)%	(8.8)%
Net loss	(0.2)%	(19.9)%
Other comprehensive loss from foreign currency translations, net of tax	3.4%	0.7%
Total comprehensive loss	(3.6)%	(20.6)%

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020	Year-Over-Year Change
Revenues:
Software subscriptions	$358,415	$316,763	$41,652	13.1%
Services	67,133	57,902	9,231	15.9%
Total revenues	$425,548	$374,665	$50,883	13.6%

Revenues increased $50.9 million, or 13.6%, to $425.5 million in 2021 compared to $374.7 million in 2020. The increase in software subscriptions revenues of $41.7 million, or 13.1%, was primarily driven by an increase of $35.7 million in revenues derived from our existing customers and a year-over-year increase of $6.0 million in revenues derived from new customers. Software subscriptions revenues derived from new customers averaged 8.6% and 7.9% of total software subscriptions revenues in 2021 and 2020, respectively.

The $9.2 million increase in services revenues is primarily driven by an increase of $5.3 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and upgrading existing customers to newer versions of our solutions. In addition, our managed services offering experienced a $3.9 million increase in recurring services revenues over the prior year due to returns processing volume increases related to regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020	Year-Over-Year Change
Cost of software subscriptions revenues	$116,194	$105,676	$10,518	10.0%

Cost of software subscriptions revenues increased $10.5 million, or 10.0%, to $116.2 million in 2021 compared to $105.7 million in 2020. This included a $10.5 million increase in costs of personnel supporting period over period growth of sales and customers and ongoing hosting and infrastructure investments to support expansion of customer transaction volumes for our cloud-based subscription customers. In addition, this included an increase in depreciation and amortization of capitalized software and acquired intangibles of $12.3 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets. These increases were partially offset by a $12.3 million decrease in stock-based compensation in 2021 compared to the same period in 2020.

As a percentage of software subscriptions revenues, the cost of software subscriptions revenues decreased to 32.4% in 2021 compared to 33.4% in 2020. After excluding stock-based compensation expense, as a percentage of software subscriptions revenues, cost of software subscriptions revenues increased to 31.8% in 2021 compared to 28.7% in 2020.

Cost of Services Revenues

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020	Year-Over-Year Change
Cost of services revenues	$45,698	$59,711	$(14,013)	(23.5)%

Cost of services revenues decreased $14.0 million, or 23.5%, to $45.7 million in 2021 compared to $59.7 million in 2020. This decline was primarily driven by a stock-based compensation decrease of $18.8 million in 2021 compared to the same period in 2020. After adjusting for the decline in stock-based compensation expense, cost of services revenues increased $4.8 million primarily driven by an increase in costs of service delivery personnel to support revenue growth in software subscription related services and our managed services offering.

As a percentage of services revenues, cost of services revenues decreased to 68.1% in 2021 compared to 103.1% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of services revenues, cost of services revenues decreased to 64.1% in 2021 compared to 66.0% for the same period in 2020.

Research and Development

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020	Year-Over-Year Change
Research and development	$44,018	$54,340	$(10,322)	(19.0)%

Research and development expenses decreased $10.3 million, or 19.0%, to $44.0 million in 2021 compared to $54.3 million in 2020. This decline was primarily driven by a stock-based compensation decrease of $12.1 million in 2021 compared to the same period in 2020. After adjusting for the decline in stock-based compensation expense, research and development expenses decreased $1.8 million, primarily driven by an increase in development work capitalized associated with new solutions to address end-to-end data analysis and compliance needs of our customers and continued expansion of connectors and application program interfaces (“APIs”) to customer ERP and other software platforms.

As a percentage of total revenues, research and development expenses decreased to 10.3% in 2021 compared to 14.5% in 2020. After excluding stock-based compensation, research and development expenses as a percentage of total revenue would have been 9.7% in 2021 compared to 10.6% in 2020.

Selling and Marketing

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020	Year-Over-Year Change
Selling and marketing	$99,005	$99,418	$(413)	(0.4)%

Selling and marketing expenses decreased $0.4 million, or 0.4%, to $99.0 million in 2021 compared to $99.4 million in 2020. However, this decline was driven by a stock-based compensation decrease of $23.2 million in 2021 over the same period in 2020. After adjusting for the decline in stock-based compensation expense, selling and marketing expenses increased $22.8 million primarily driven by an $8.2 million increase in payroll and related expenses associated with the growth in period over period subscription sales and services revenues and expansion of our partner and channel management programs. In addition, this included an increase of $9.3 million in advertising and promotional spending, and expanded brand awareness efforts.

As a percentage of total revenues, selling and marketing expenses decreased to 23.3% in 2021 compared to 26.5% for the same period in 2020. After excluding stock-based compensation expense, as a percentage of total revenues, selling and marketing expenses increased to 21.8% in 2021 compared to 18.6% in 2020.

General and Administrative

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020	Year-Over-Year Change
General and administrative	$107,009	$149,057	$(42,048)	(28.2)%

General and administrative expenses decreased $42.0 million, or 28.2%, to $107.0 million in 2021 compared to $149.1 million in 2020. However, this decline was driven by a stock-based compensation decrease of $55.3 million in 2021 over the same period in 2020. After adjusting for the decline in stock-based compensation expense, general and administrative expenses increased $13.3 million primarily driven by planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and resources in support of our growth and public company reporting and compliance activities.

Due to these factors, as a percentage of total revenues, general and administrative expenses were 25.1% in 2021 compared to 39.8% in 2020. After excluding stock-based compensation expense, as a percentage of total revenues general and administrative expenses would have been 22.3% in 2021 compared to 21.8% in 2020.

Depreciation and Amortization

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020	Year-Over-Year Change
Depreciation and amortization	$11,678	$11,018	$660	6.0%

Depreciation and amortization increased $0.7 million, or 6.0%, to $11.7 million in 2021 compared to $11.0 million in 2020. The increase was primarily due to the impact of infrastructure and technology purchases placed in service in late 2020 and 2021 and other capitalized infrastructure costs to support our growth. As a percentage of revenues, depreciation expense was relatively consistent at 2.7% in 2021 compared to 2.9% for the same period in 2020.

Other Operating Expense, Net

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020	Year-Over-Year Change
Other operating expense, net	$4,888	$203	$4,685	2,307.9%

Other operating expense, net, increased $4.7 million, or 2,307.9%, to $4.9 million of expense in 2021 compared to $0.2 million of expense for the same period in 2020. This increase was primarily comprised of $4.7 million of transaction costs associated with acquisitions in 2021. As a percentage of total revenues, other operating expense, net increased to 1.1% in 2021 compared to 0.1% in 2020.

Interest Expense, Net

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020	Year-Over-Year Change
Interest expense, net	$984	$3,111	$(2,127)	(68.4)%

Interest expense, net decreased $2.1 million, or 68.4%, to $1.0 million in 2021 compared to $3.1 million of expense for the same period in 2020. This change was primarily attributable to the write-down of $1.2 million in deferred financing costs in 2020 and a decrease in term loan interest expense of $2.0 million from 2021 due to the term loan repayment in July 2020. Offsetting these reductions was an increase of $0.9 million in interest expense related to the value of foreign currency contracts and a reduction of $0.5 million in interest income due to lower investment yields.

Provision for Taxes

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020	Year-Over-Year Change
Income tax benefit	$(2,447)	$(32,788)	$30,341	(92.5)%

Income tax benefit decreased $30.3 million, or 92.5%, to $2.4 million in 2021 compared to $32.8 million for the same period in 2020. This decrease was primarily due to a pre-tax loss resulting from an increase in stock-based compensation in 2020. The income tax benefit in 2021 was primarily driven by exercises and vestings of stock awards partially offset by the unfavorable impact of limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m) and acquisition costs.

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

	For the Three Months Ended (Unaudited)
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
(In thousands)	2020	2020	2020	2020	2021	2021	2021	2021
Revenues:
Software subscriptions	$75,760	$77,306	$79,778	$83,919	$83,280	$89,604	$92,276	$93,255
Services	13,485	13,965	14,827	15,625	14,956	15,334	18,442	18,401
Total revenues	89,245	91,271	94,605	99,544	98,236	104,938	110,718	111,656
Cost of revenues:
Software subscriptions(1)	24,684	26,001	29,161	25,830	25,590	26,829	32,000	31,775
Services(1)	14,778	15,744	18,807	10,382	11,343	10,550	11,938	11,867
Total cost of revenues	39,462	41,745	47,968	36,212	36,933	37,379	43,938	43,642
Gross profit	49,783	49,526	46,637	63,332	61,303	67,559	66,780	68,014
Operating expenses:
Research and development(1)	13,079	13,617	16,501	11,143	11,459	11,926	9,879	10,754
Selling and marketing(1)	24,333	24,544	29,423	21,118	20,150	24,865	25,658	28,332
General and administrative(1)	37,636	37,758	48,043	25,620	24,852	24,865	31,237	26,055
Depreciation and amortization	2,869	2,505	2,735	2,909	2,827	2,878	3,082	2,891
Other operating expense (income), net	111	103	(60)	49	(129)	4,483	538	(4)
Total operating expenses	78,028	78,527	96,642	60,839	59,159	69,017	70,394	68,028
Income (loss) from operations	(28,245)	(29,001)	(50,005)	2,493	2,144	(1,458)	(3,614)	(14)
Interest expense (income), net	569	1,059	1,796	(313)	535	(385)	521	313
Income (loss) before income taxes	(28,814)	(30,060)	(51,801)	2,806	1,609	(1,073)	(4,135)	(327)
Income tax expense (benefit)(2)	250	(985)	(34,629)	2,576	(679)	(1,881)	(187)	300
Net income (loss)(2)	(29,064)	(29,075)	(17,172)	230	2,288	808	(3,948)	(627)
Other comprehensive (income) loss from foreign currency translations, net of tax	2,998	276	238	(876)	977	3,359	5,704	4,330
Total comprehensive income (loss)(2)	$(32,062)	$(29,351)	$(17,410)	$1,106	$1,311	$(2,551)	$(9,652)	$(4,957)
(1)	Includes stock-based compensation expenses as follows in the table below. For more details, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Trends.”
(2)	We have revised the previously reported amounts for the quarter ended September 30, 2020. See Note 1, Summary of Significant Accounting Policies under the section Revision of Previously Issued Financial Statements to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K for additional information.

	For the Three Months Ended (Unaudited)
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
(In thousands)	2020	2020	2020	2020	2021	2021	2021	2021
Stock-based compensation expense:
Cost of revenues, software subscriptions	$3,492	$4,168	$6,342	$661	$560	$572	$656	$548
Cost of revenues, services	5,238	6,251	9,230	753	594	622	760	672
Research and development	3,492	4,168	6,340	694	561	571	876	612
Selling and marketing	6,984	8,335	12,821	1,411	1,287	1,433	2,157	1,494
General and administrative	15,714	18,754	29,561	3,495	3,541	3,087	2,973	2,584
Total stock-based compensation expense	$34,920	$41,676	$64,294	$7,014	$6,543	$6,285	$7,422	$5,910

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the Three Months Ended (Unaudited)
	Mar 31,	Jun 30,	Sep 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
	2020	2020	2021	2020	2021	2021	2021	2021
Revenues:
Software subscriptions	84.9%	84.7%	84.3%	84.3%	84.8%	85.4%	83.3%	83.5%
Services	15.1%	15.3%	15.7%	15.7%	15.2%	14.6%	16.7%	16.5%
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Software subscriptions	27.7%	28.5%	30.8%	25.9%	26.0%	25.6%	28.9%	28.5%
Services	16.6%	17.2%	19.9%	10.4%	11.5%	10.1%	10.8%	10.6%
Total cost of revenues	44.3%	45.7%	50.7%	36.3%	37.5%	35.7%	39.7%	39.1%
Gross profit	55.7%	54.3%	49.3%	63.7%	62.5%	64.3%	60.3%	60.9%
Operating expenses:
Research and development	14.7%	14.9%	17.4%	11.2%	11.7%	11.4%	8.9%	9.6%
Selling and marketing	27.3%	26.9%	31.1%	21.2%	20.5%	23.7%	23.2%	25.4%
General and administrative	42.2%	41.4%	50.8%	25.7%	25.3%	23.7%	28.2%	23.3%
Depreciation and amortization	3.2%	2.7%	2.9%	2.9%	2.9%	2.7%	2.8%	2.6%
Other operating expense (income), net	0.1%	0.1%	(0.1)%	—%	(0.1)%	4.3%	0.5%	—%
Total operating expenses	87.5%	86.0%	102.1%	61.0%	60.3%	65.8%	63.6%	60.9%
Income (loss) from operations	(31.8)%	(31.7)%	(52.8)%	2.7%	2.2%	(1.5)%	(3.3)%	—%
Interest expense (income), net	0.6%	1.2%	1.9%	(0.3)%	0.5%	(0.4)%	0.5%	0.3%
Income (loss) before income taxes	(32.4)%	(32.9)%	(54.7)%	3.0%	1.7%	(1.1)%	(3.8)%	(0.3)%
Income tax (benefit) expense	0.3%	(1.1)%	(36.6)%	2.6%	(0.7)%	(1.8)%	(0.2)%	0.3%
Net income (loss)	(32.7)%	(31.8)%	(18.1)%	0.4%	2.4%	0.7%	(3.6)%	(0.6)%
Other comprehensive (income) loss from foreign currency translations, net of tax	3.4%	0.3%	0.3%	(0.9)%	1.0%	3.2%	5.2%	3.9%
Total comprehensive income (loss)	(36.1)%	(32.1)%	(18.4)%	1.3%	1.4%	(2.5)%	(8.8)%	(4.5)%

The following table sets forth our quarterly earnings per share information for the periods presented.

	For the Three Months Ended (Unaudited)
	Mar 31,	Jun 30,	Sept 30,	Dec 31,	Mar 31,	Jun 30,	Sep 30,	Dec 31,
(In thousands, except per share data)	2020	2020	2020	2020	2021	2021	2021	2021
Earnings Per Share Data:
Net income (loss) attributable to Class A stockholders, basic(1)	$—	$(32)	$(2,246)	$41	$413	$190	$(1,070)	$(174)
Net income (loss) per Class A share, basic(1)	$—	$(0.24)	$(0.12)	$0.00	$0.02	$0.01	$(0.03)	$(0.00)
Weighted average Class A common stock, basic	—	132	18,124	25,888	26,458	34,726	40,141	41,263
Net income (loss) attributable to Class A stockholders, diluted(1)	$—	$(32)	$(2,246)	$55	$550	$229	$(1,070)	$(174)
Net income (loss) per Class A share, diluted(1)	$—	$(0.24)	$(0.12)	$0.00	$0.01	$0.01	$(0.03)	$(0.00)
Weighted average Class A common stock, diluted	—	132	18,124	37,654	38,003	44,711	40,141	41,263

Net income (loss) attributable to Class B stockholders, basic(1)	$(29,064)	$(29,043)	$(14,926)	$189	$1,875	$618	$(2,878)	$(453)
Net income (loss) per Class B share, basic(1)	$(0.24)	$(0.24)	$(0.12)	$0.00	$0.02	$0.01	$(0.03)	$(0.00)
Weighted average Class B common stock, basic	120,417	120,417	120,417	120,411	120,117	112,804	108,017	107,596
Net income (loss) attributable to Class B stockholders, diluted(1)	$(29,064)	$(29,043)	$(14,926)	$175	$1,738	$579	$(2,878)	$(453)
Net income (loss) per Class B share, diluted(1)	$(0.24)	$(0.24)	$(0.12)	$0.00	$0.01	$0.01	$(0.03)	$(0.00)
Weighted average Class B common stock, diluted	120,417	120,417	120,417	120,411	120,117	112,804	108,017	107,596
(1)	We have revised the previously reported amounts for the quarter ended September 30, 2020. See Note 1, Summary of Significant Accounting Policies under the section Revision of Previously Issued Financial Statements to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K for additional information.

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

Our quarterly revenues have generally increased over the last two years primarily due to new sales to existing customers and sales to new customers. However, the pace of our revenue growth has not been consistent. Many of our customers are enterprise and large corporations and their purchase patterns can be sensitive to timing of budget decisions. Depending on such timing, these decisions can create volatility in the amount of business transacted by our salesforce and the amount of revenues recorded in each quarter. As such, certain periods may be less comparable due to the timing of our customers purchase patterns. In addition, acquisitions that occurred in the second and third quarters of 2021 have resulted in increases in revenues in the second, third and fourth quarters above historical experience.

Our operating expenses generally have decreased over the two-year period due primarily to a decrease in stock-based compensation. Quarterly fluctuations in our costs and expenses overall primarily reflect changes in our headcount, and other costs related to certain technology development projects and the development and scaling of our cloud solutions. In particular, research and development expenses have fluctuated based on the timing of personnel additions, capitalized costs and related spending on product development. Increases in our selling and marketing expenses primarily reflect expansion of go-to-market and partner and channel management personnel and various promotion and branding activities, the timing of which may fluctuate from quarter to quarter. We have also actively invested in acquisitions and product innovation to expand our product portfolio. We anticipate our operating expenses will increase in future periods as we invest in the long-term growth of our business.

We have used and will continue to use stock-based compensation programs as a component of our overall talent strategy to attract and retain key talent. Stock-based compensation aggregated $147.9 million and $26.2 million in 2020 and 2021, respectively. Our 2020 stock-based compensation expense was primarily related to the significant appreciation in value of our common stock leading up to our initial public offering (the “Offering”) and due to the value of stock awards issued in 2020 in connection with the Offering. We expect that our stock-based compensation expense will continue to be meaningful in connection with the need to attract and retain key talent to support our continued growth and expansion. As a result of the varying talent demands and fluctuations in our grant date common stock value of awards when issued which cannot be predicted, stock-based compensation is expected to vary for the foreseeable future, and as a result, historical financial information is not necessarily indicative of our future results.

Historical patterns should not be considered a reliable indicator of our future performance.

Liquidity and Capital Resources

As of December 31, 2021, we had unrestricted cash and cash equivalents of $73.3 million and retained earnings of $24.8 million. Our primary sources of capital to date have been from sales of our solutions, proceeds from bank lending facilities and the Offering of our Class A common stock in July 2020. We have no outstanding bank debt at December 31, 2021.

On September 22, 2021, we executed a stock purchase agreement with LCR-Dixon. The purchase price was $98.7 million as of the acquisition date consisting of (i) $59.7 million in cash, partially offset by $1.9 million in cash received in the acquisition resulting in $57.8 million of net cash paid at closing, and (ii) the non-interest-bearing deferred purchase consideration aggregating $40.0 million before consideration of related discount on this amount of $1.0 million. Cash consideration was funded through cash on hand.

On May 12, 2021, we used approximately $190.2 million of our cash and cash equivalents to acquire EVAT Solutions Ltd. and its subsidiaries (“Taxamo”). The preliminary purchase price for the Taxamo acquisition was $200.7 million as of the acquisition date, consisting of (i) $190.2 million of cash paid at closing, (ii) an acquisition holdback of $0.5 million, and (iii) an option to purchase the remaining 5% of outstanding equity (the “Taxamo Option”) for $10.0 million. The Taxamo Option was exercised on August 20, 2021 for $10.0 million funded through cash on hand.

On March 8, 2022, we amended our existing $100 million credit facility with a $250 million facility consisting of a $50 million term loan and a $200 million line of credit. The proceeds will be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes.

We believe that our existing cash resources and our bank line of credit, as amended, will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. If we were to raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us.

Historical Cash Flows

Years Ended December 31, 2021 and 2020

The following table presents a summary of our cash flows for the periods indicated:

	Year Ended
	December 31,
(Dollars in thousands)	2021	2020	Year-Over-Year Change
Net cash provided by operating activities	$91,969	$59,543	$32,426	54.5%
Net cash used in investing activities	(296,458)	(44,375)	(252,083)	568.1%
Net cash provided by (used in) financing activities	(9,099)	213,632	(222,731)	(104.3)%
Effect of foreign exchange rate changes	(479)	(22)	(457)	2,077.3%
Net increase in cash, cash equivalents and restricted cash	$(214,067)	$228,778	$(442,845)	(193.6)%

Operating Activities. Net cash provided by operating activities was $92.0 million in 2021 compared to $59.5 million in 2020, an increase of $32.4 million. The increase in cash provided by operating activities in 2021 was driven primarily by the $22.9 million nonrecurring payment in 2020 for redemption of converted stock appreciation rights (“Converted SARs”) in connection with the Offering, combined with a year-over-year net increase in changes in operating assets and liabilities of $11.7 million.

Investing Activities. Net cash used in investing activities was $296.4 million in 2021 compared to $44.4 million in 2020, an increase in use of funds for investing activities of $252.1 million. This increase was primarily due to a net increase in cash paid for acquisitions of $239.8 million in 2021 over 2020. In 2021 we acquired Taxamo for approximately $187.5 million in net cash, LCR-Dixon for approximately $57.8 million in net cash, and Tellutax, LLC (“Tellutax”) for cash paid of $6.1 million. In 2020, we acquired a controlling interest in Systax for approximately $12.3 million in cash. For additional information on acquisitions, see Note 3, “Business Combinations” to our consolidated financial statements.

Financing Activities. Net cash used in financing activities was $(9.1) million in 2021 compared to net cash provided by financing activities of $213.6 million in 2020, a decrease in cash provided by financing activities of $222.7 million. Net cash used in financing activities of $(9.1) million in 2021 was primarily driven by (i) $12.8 million in payments for taxes in connection with the exercise of stock options whereby the award holders returned shares to us to satisfy their tax obligations, payments for acquisition purchase commitment liabilities of $10.8 million and $2.7 million in payments made under tax sharing agreements, partially offset by (ii) an increase in customer funds obligations of $14.2 million due primarily to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds and proceeds of $4.0 million from exercises of stock options and participant contributions with respect to the employee stock purchase plan (the “ESPP”). The net cash provided by financing activities in 2020 of $213.6 million was primarily driven by the (i) $417.2 million in proceeds from the Offering net of Offering costs, $172.6 million in proceeds from bank debt net of borrowing costs, and proceeds of $9.8 million from exercises of stock options and participant contributions with respect to the ESPP, offset by the payoff of bank debt aggregating $226.3 million, distributions to stockholders prior to the Offering of $146.1 million, and $14.8 million in payments for taxes in connection with the exercise of stock options whereby the award holders returned shares to us to satisfy their tax obligations.

Indebtedness

As of December 31, 2021, we had a $100 million line of credit with no outstanding borrowings. Interest on outstanding borrowings accrue at a base rate plus an applicable margin (3.25% as of December 31, 2021) or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin (2.00% as of December 31, 2021). We have no outstanding bank debt at December 31, 2021.

The line of credit is collateralized by certain assets of the Company and contains financial and operating covenants with which we are in compliance as of December 31, 2021.

For more information on our indebtedness see Notes 9 and 16 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Deferred Purchase Consideration

On September 22, 2021, the Company acquired LCR-Dixon for $98.7 million. In connection with this acquisition, the Company deferred $40.0 million of the purchase price to be paid in four equal installments of $10.0 million every six-months beginning March 2022 and ending September 2023 (the “deferred purchase consideration”). See Note 3 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Funds Held for Customers and Customer Funds Obligations

We maintain trust accounts with financial institutions, to accumulate cash from our customers that outsource their tax remittance functions to us. We have legal ownership over the accounts utilized for this purpose. Funds held for customers represent cash and cash equivalents that, based upon our intent, are restricted solely for satisfying the obligations to remit funds relating to our tax remittance services. Funds held for customers are not commingled with our operating funds.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments as of December 31, 2021 are summarized in the table below:

	Payments Due by Year
(In thousands)	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$—	$—	$—	$—	$—
Financing lease liabilities	358	289	69	—	—
Operating lease liabilities	30,429	4,593	8,923	8,859	8,054
Deferred purchase consideration (1)	40,000	20,000	20,000	—	—
Purchase commitment liability (2)	11,297	468	10,829	—	—
Purchase obligations	15,785	8,701	6,253	831	—
Total	$97,869	$34,051	$46,074	$9,690	$8,054
(1)	The Company has a deferred purchase consideration obligation related to its acquisition of LCR-Dixon. See Note 3 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.
(2)	The Company has contractual purchase commitment liabilities related to certain acquisitions, primarily its acquisition of Systax in which the Company is required to acquire the remaining 35% equity interest incrementally between 2023 through 2024. See Note 3 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

We also calculate AARPC, which is determined by dividing ARR by the number of software subscription customers as of the end of the respective period.

	For the Year Ended
	December 31,
(Dollars in millions)	2021	2020	Year-Over-Year Change
Annual Recurring Revenue	$370.2	$316.4	$53.8	17.0%

ARR increased by $53.8 million or 17.0% in 2021 as compared to 2020. The increase was primarily driven by $28.0 million of growth in revenues from subscriptions of our tax solutions to new customers, including acquisitions, and $25.8 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases. Of the $28.0 million from new customers, $6.0 million was related to 2021 acquisitions.

The number of customers and AARPC increased to 4,272 customers and approximately $86,700, respectively, at December 31, 2021, from 4,017 and approximately $78,700, respectively, at December 31, 2020. The increase in customers and AARPC was due to expansion of usage by existing customers, adding new customers through organic growth, and acquisitions.

Net Revenue Retention Rate.

We believe that our NRR provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. We also believe it demonstrates to investors our ability to expand existing customer revenues, which is one of our key growth strategies. Our NRR refers to the ARR expansion during the 12 months of a reporting period for all customers who were part of our customer base at the beginning of the reporting period. Our NRR calculation takes into account any revenue lost from departing customers or customers who have downgraded or reduced usage, as well as any revenue expansion from migrations, new licenses for additional products or contractual and usage-based price changes.

	For the Year Ended
	December 31,
	2021	2020
Net Revenue Retention Rate	108%	106%

The 200 basis point increase in NRR to 108% at December 31, 2021 from 106% for the same period in 2020 was primarily attributable to an increase in sales growth to existing customers as compared to the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net loss was $(1.5) million and $(75.1) million in 2021 and 2020, respectively, while our net loss margin was (0.0)% and (20.0)% over the same periods, respectively. The following schedules reconcile Adjusted EBITDA and Adjusted EBITDA margin to net loss, the most closely directly comparable GAAP financial measure.

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020
Adjusted EBITDA:
Net loss	$(1,479)	$(75,081)
Interest expense, net	984	3,111
Income tax benefit	(2,447)	(32,788)
Depreciation and amortization - property and equipment	11,678	11,018
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	32,291	21,021
Amortization of acquired intangible assets - selling and marketing expense	813	176
Stock-based compensation expense	26,160	147,904
Severance expense	5,232	3,031
Transaction costs	4,748	—
Adjusted EBITDA	$77,980	$78,392

Adjusted EBITDA Margin:
Total revenues	$425,548	$374,665
Adjusted EBITDA margin	18.3%	20.9%

The decrease in Adjusted EBITDA of $(0.4) million in 2021 is primarily driven by an increase of $34.5 million in non-GAAP gross profit, offset by increases in various non-GAAP operating expense categories including $22.1 million in non-GAAP selling and marketing expense, $11.1 million in non-GAAP general and administrative expense, and $1.8 million in non-GAAP research and development expense. Growth in these operating expense categories is driven primarily by our ongoing investment in our research and development, sales and marketing teams, and technology infrastructure to support current and future growth.

Adjusted EBITDA margin decreased in 2021 and 2020 by 260 basis points and 20 basis points, respectively, in comparison to the immediately preceding period, primarily because operating expenses increased at a higher rate than our increases in revenues, driven by our previously noted investments to enable future growth.

Free Cash Flow and Free Cash Flow Margin.

We use free cash flow as a critical measure in the evaluation of liquidity in conjunction with related GAAP amounts. We also use this measure when considering available cash, including for decision making purposes related to dividends and discretionary investments. We consider free cash flow to be an important measure for investors because it measures the amount of cash we generate from our operations after our capital expenditures and capitalization of software development costs. In addition, we base certain of our forward-looking estimates and budgets on free cash flow and free cash flow margin. We define free cash flow as the total of net cash provided by operating activities, adjusted for the add back of cash used for the Converted SARs redeemed in connection with the Offering reflected as a reduction of cash provided by operating activities, less purchases of property and equipment and capitalized software. We define free cash flow margin as free cash flow divided by total revenues for the same period. Our net cash provided in operating activities was $92.0 million and $59.5 million in 2021 and 2020, respectively, while our operating cash flow margin was 11.0% and 13.2% over the same periods, respectively. The following schedule reconciles free cash flow and free cash flow margin to net cash provided by operating activities, the most closely directly comparable GAAP financial measure.

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020
Free Cash Flow:
Cash provided by operating activities	$91,969	$59,543
Redemption of Converted SARs	—	22,889
Property and equipment additions	(33,386)	(20,955)
Capitalized software additions	(11,660)	(11,850)
Free cash flow	$46,923	$49,627

Free Cash Flow Margin:
Total revenues	$425,548	$374,665
Free cash flow margin	11.0%	13.2%

Free cash flow decreased by $2.7 million in 2021 compared to 2020, driven primarily by a net increase of $9.5 million in cash provided by operating activities, after reflecting the addback in 2020 of $22.9 million in cash consumed by the redemption of the Converted SARs, which was partially offset by a year-over-year increase in cash consumed by investments in internal-use software developed of $12.4 million reflected as increases in property and equipment additions. Property and equipment additions includes $19.8 million of costs capitalized associated with our cloud-based customer solutions and $11.5 million for internal system modernization investments. Free cash flow margin decreased in 2021 by 220 basis points compared to 2020, primarily due to the increase in cash consumed by our investments in cloud-based customer solutions and internal system modernization efforts, partially offset by the increase in cash from operations noted above during a period of expansion of total revenues of $50.9 million.

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

We use these non-GAAP financial measures to understand and compare operating results across accounting periods, for internal budgeting and forecasting purposes, and to evaluate financial performance. We use non-GAAP financial measures of free cash flow and free cash flow margin to evaluate liquidity. Our non-GAAP financial measures are presented as supplemental disclosure as we believe they provide useful information to investors and others in understanding and evaluating our results, prospects, and liquidity period-over-period without the impact of certain items that do not directly correlate to our operating performance and that may vary significantly from period to period for reasons unrelated to our operating performance, as well as comparing our financial results to those of other companies. Our definitions of these non-GAAP financial measures may differ from similarly titled measures presented by other companies, and therefore, comparability may be limited. In addition, other companies may not publish these or similar metrics. Thus, our non-GAAP financial measures should be considered in addition to, not as a substitute for, or in isolation from, the financial information prepared in accordance with GAAP financial measures, and should be read in conjunction with the consolidated financial statements included in this Annual Report on Form 10-K.

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

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020
Non-GAAP cost of revenues, software subscriptions	$81,567	$69,992
Non-GAAP cost of revenues, services	$43,050	$38,239
Non-GAAP gross profit	$300,931	$266,434
Non-GAAP gross margin	70.7%	71.1%
Non-GAAP research and development expense	$41,398	$39,646
Non-GAAP selling and marketing expense	$91,821	$69,691
Non-GAAP general and administrative expense	$89,592	$78,502
Non-GAAP operating income	$66,302	$67,374
Non-GAAP net income	$48,662	$47,876

	For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$116,194	$105,676
Stock-based compensation expense	(2,336)	(14,663)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(32,291)	(21,021)
Non-GAAP cost of revenues, software subscriptions	$81,567	$69,992

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$45,698	$59,711
Stock-based compensation expense	(2,648)	(21,472)
Non-GAAP cost of revenues, services	$43,050	$38,239

Non-GAAP Gross Profit:
Gross profit	$263,656	$209,278
Stock-based compensation expense	4,984	36,135
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	32,291	21,021
Non-GAAP gross profit	$300,931	$266,434

Non-GAAP Gross Margin:
Total revenues	$425,548	$374,665
Non-GAAP gross margin	70.7%	71.1%

Non-GAAP Research and Development Expense:
Research and development expense	$44,018	$54,340
Stock-based compensation expense	(2,620)	(14,694)
Non-GAAP research and development expense	$41,398	$39,646

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$99,005	$99,418
Stock-based compensation expense	(6,371)	(29,551)
Amortization of acquired intangible assets – selling and marketing expense	(813)	(176)
Non-GAAP selling and marketing expense	$91,821	$69,691

Non-GAAP General and Administrative Expense:
General and administrative expense	$107,009	$149,057
Stock-based compensation expense	(12,185)	(67,524)
Severance expense	(5,232)	(3,031)
Non-GAAP general and administrative expense	$89,592	$78,502

Non-GAAP Operating Income:
Loss from operations	$(2,942)	$(104,758)
Stock-based compensation expense	26,160	147,904
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	32,291	21,021
Amortization of acquired intangible assets – selling and marketing expense	813	176
Severance expense	5,232	3,031
Transaction costs	4,748	—
Non-GAAP operating income	$66,302	$67,374

Non-GAAP Net Income:
Net loss(1)	$(1,479)	$(75,081)
Income tax benefit(1)	(2,447)	(32,788)
Stock-based compensation expense	26,160	147,904
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	32,291	21,021
Amortization of acquired intangible assets – selling and marketing expense	813	176
Severance expense	5,232	3,031
Transaction costs	4,748	—
Non-GAAP income before income taxes	65,318	64,263
Income tax adjustment at statutory rate	16,656	16,387
Non-GAAP net income	$48,662	$47,876
(1)	We have revised the previously reported amounts for the year ended December 31, 2020. See Note 1, Summary of Significant Accounting Policies under the section Revision of Previously Issued Financial Statements to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K for additional information.

Critical Accounting Estimates

The preparation of these consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting periods. These estimates, assumptions and judgments are necessary because future events and their effects on our consolidated financial statements cannot be determined with certainty and are made based on our historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. Because the use of estimates is inherent in the financial reporting process, actual results could materially differ from those estimates.

The estimates discussed below are considered by management to be critical to an understanding of our consolidated financial statements because their application places the most significant demands on management’s judgment. Specific risks for these critical accounting estimates are described in the following sections. For all of these estimates, we caution that future events rarely develop exactly as forecast, and such estimates routinely require adjustment. We have reviewed these critical accounting estimates and related disclosures with our Audit Committee.

Our discussion of critical accounting estimates is intended to supplement, not duplicate, our summary of significant accounting policies so that readers will have greater insight into the uncertainties involved in applying our critical accounting policies and estimates. For a summary of our significant accounting policies, see Note 1 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Revenue Recognition

We account for our revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which requires judgment and the use of estimates. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. We recognized revenue of $425.5 million and $374.7 million in 2021 and 2020, respectively.

Identification of the Performance Obligations

We enter into contracts with customers that may include promises to transfer various combinations of software subscriptions and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Software subscriptions include the related software, consisting of both on-premise and cloud-based software, tax content updates and product support. The updates and support, which are part of the subscription agreement, are essential to the continued utility of the software. Therefore, we have determined that the software, updates and support should be combined into a single performance obligation.

Determination of the Transaction Price

The transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring promised goods or services to the customer. We recognize revenue net of allowance for subscription and non-renewal cancellations. Contracts for on-premise licenses permit cancellations at the end of the license term, which is generally one year. Legacy cloud-based subscription contracts for multi-year periods previously provided customers the right to terminate their contract for services prior to the end of the subscription period at a significant penalty. This penalty requires the payment of a percentage of the remaining months of the then current contract term. Current cloud-based contracts do not contain such termination rights. Terminations of cloud-based subscriptions prior to the end of the subscription term have occurred infrequently and the impact has been immaterial. Therefore, the transaction price is adjusted for our estimate of the amount of such cancellations and non-renewals based on past experience, current information and forward-looking economic considerations.

Allocation of Transaction Price to the Performance Obligations

If the contract with the customer contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. If the contract with the customer contains multiple performance obligations, we allocate the transaction price to each performance obligation based on a relative standalone selling price.

Recognition of Revenue

We satisfy performance obligations either over time or at a point in time. Revenue is recognized as the related performance obligation is satisfied with the transfer of control of a promised good or service to a customer. On-premise software revenue associated with the combined performance obligation is recognized ratably over the license term as these subscription services are provided for the duration of the license term. Revenue recognition begins on the later of the beginning of the subscription period or the date the software is made available to the customer to download. Cloud-based subscriptions allow customers to use Company-hosted software over the contract period without taking possession of the software. Revenue from cloud-based subscriptions, including subscriptions that include related updates and support, is recognized ratably over the license term as the performance obligation is satisfied.

Our on-premise software subscription prices in the initial subscription year are higher than standard renewal prices. The excess initial year price over the renewal price ("new sale premium") is considered to be a material right. We recognize revenue associated with the material right ratably over the estimated period of benefit to the customer, generally three years. Accordingly, on-premise software revenue is recognized ratably over the license term as the performance obligation is satisfied.

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

Costs Capitalized to Obtain Revenue Contracts

Costs capitalized related to obtaining revenue contracts include deferred sales commissions earned by our sales force and certain sales incentive programs and vendor referral agreements. These contract costs are amortized on a straight-line basis over a period consistent with the transfer of the associated product and services to the customer, which is generally three years. We periodically review these contract assets to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these assets. There were no contract asset impairment losses recorded for the periods presented.

Business Combination Fair Value Estimates

The results of a business acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in tangible and intangible assets acquired, liabilities assumed, consideration transferred, and amounts attributed to noncontrolling interests of an acquired business being recorded at their estimated fair values on the acquisition date, which may be considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date (the “Measurement Period”). Any excess consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of these amounts requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, royalty rates, and selection of comparable companies. We continue to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided we are within the Measurement Period, with any adjustments to amortization of new or previously recorded assets and identifiable intangibles being recorded to the consolidated statements of comprehensive income (loss) in the period in which they arise. In addition, if outside of the Measurement Period, any subsequent adjustments to the acquisition date fair values are reflected in the consolidated statements of comprehensive income (loss) in the period in which they arise.

We use our best estimates, information and assumptions available at the acquisition date to assign preliminary fair values to the assets acquired, liabilities assumed, consideration transferred, and amounts attributed to noncontrolling interests. We engage the assistance of third-party valuation specialists to perform valuations of these amounts and to assist us in concluding on these fair value measurements. The resulting fair values and useful lives assigned to acquisition-related assets impact the amount and timing of future amortization expense.

These estimates are inherently uncertain and unpredictable, and if different estimates were used the purchase price for the respective acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur, we may be required to record a charge against the value ascribed to an acquired asset, an increase in the amounts recorded for assumed liabilities, or an impairment of some or all of the goodwill.

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

Stock-Based Compensation

We apply the provisions of ASC 718, Compensation—Stock Compensation, for the award of equity-based instruments. The provisions of ASC 718 require a company to measure the fair value of stock-based compensation as of the grant date of the award. Stock-based compensation expense reflects the cost of employee services received in exchange for the awards. We recognized stock-based compensation cost of $26.2 million and $147.9 million in 2021 and 2020, respectively.

On the effective date of the Offering, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”) and the ESPP, which provides for the award of stock options, restricted stock awards (“RSAs”), restricted stock units (“RSUs”), stock appreciation rights (“SARs”) and other cash compensation as well as the grant of rights to purchase shares of our Class A common stock at the ESPP discount.

Stock-based compensation expense for RSAs and RSUs is measured based on the grant date fair value of our common stock. Stock-based compensation expense for stock options issued under the 2020 Plan is measured based on the grant date fair value of the award and is estimated using the Black-Scholes model. Stock-based compensation expense for the ESPP is measured based on the fair value of the ESPP award at the start of the ESPP offering period and is estimated using the Black-Scholes model. Compensation cost is recognized on a straight-line basis over the requisite service or performance period associated with the stock-based award. The Company has elected to recognize award forfeitures as they occur.

The use of the Black-Scholes model to estimate compensation cost for stock options granted under the 2020 Plan and the ESPP requires the input of certain assumptions including the fair value of our stock, expected term, volatility, risk-free interest rate, and dividend yield. The fair value of our common stock is based on quoted market prices on the NASDAQ exchange. The expected term is based on our analysis of the facts and circumstances underlying the stock-based award. The volatility is based on our estimate of the expected future volatility of our common stock over the expected term using the implied volatility of comparable publicly traded companies. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximating the stock-based awards’ expected term. The dividend yield is zero based on our assumption that we will not pay any dividends over the expected term.

Prior to the Offering, the fair value of the common stock underlying the SAR Awards was determined by the board of directors with assistance from management and an independent third-party valuation firm. The determination of value used the market and income approaches, with an adjustment for marketability discount pertinent to private company entities in arriving at the per share fair value (the “valuation methodology”). Under the market approach, the guideline public company method is used, which estimates the fair value of the Company based on market prices of stock of guideline public companies. The income approach involves projecting the future benefits of owning an asset and estimating the present value of those future benefits by discounting them based upon the time value of money and the investment risks associated with ownership. At the end of 2019, due to the consideration by the board of directors of pursuing the Offering, the valuation methodology began to consider the impact of such an event on the value of the Company’s common stock underlying the awards. As the Company approached the Offering effective date, this resulted in increases in the value of the SAR Awards which resulted in corresponding increases to compensation expense for the year ended December 31, 2020 which exceeded historical results. See Note 12 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K for further information. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Trends.”

Software Development Costs

Internal-Use Software

We follow ASC 350-40, Goodwill and Other, Internal-Use Software, to account for development costs incurred for the costs of computer software developed or obtained for internal use. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Capitalized internal-use software costs are primarily comprised of direct labor, related expenses and initial software licenses. Costs are capitalized once the project is defined, funding is committed and it is confirmed the software will be used for its intended purpose. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended use.

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

Income taxes

On July 27, 2020, the Company’s S-Corporation election (the “S Election”) was revoked by the Company’s stockholders in connection with the Offering. As a result, the Company is now taxed at the corporate level as a C-Corporation for U.S federal and state income tax purposes. Prior to July 27, 2020, as the Company was taxed as an S-Corporation for U.S. federal income tax purposes and for most states, net income or loss was allocated to the stockholders and included on their income tax returns. In certain states, the Company was taxed at the corporate level. Accordingly, the income tax provision or benefit was based on taxable income allocated to these states. In certain foreign jurisdictions, the Company was taxed at the corporate level. Similar to states, the income tax provision or benefit was based on taxable income sourced to these foreign jurisdictions.

Certain foreign subsidiaries in which we own greater than 50% of the equity by measure of vote or value are treated as controlled foreign companies (“CFCs”) for U.S. federal income tax and most states purposes. In conjunction with the termination of the S Election, certain direct and indirect wholly owned foreign subsidiaries that were previously treated as disregarded entities for U.S. federal income tax purposes and most states under the Internal Revenue Service (“IRS”) “check-the-box” regulations, “unchecked-the-box” to become regarded entities and as a result, became CFCs. Prior to these elections, the income and loss from these entities was reported on the Company’s U.S. federal and most state income tax returns in addition to being reported on a foreign jurisdiction tax return regardless of whether or not the earnings were repatriated.

We record deferred income taxes using the liability method. We recognize deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the consolidated financial statements and tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The effects of future changes in tax laws or rates are not anticipated. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

We may take advantage of these provisions until the last day of our fiscal year following the fifth anniversary of the completion of our Offering. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.07 billion, or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had unrestricted cash and cash equivalents of $73.3 million and $303.1 million as of December 31, 2021 and 2020, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

The Company has no outstanding bank debt at December 31, 2021. Any debt we incur in the future may bear interest at variable rates.

Foreign Currency Exchange Rate Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona, Indian Rupee and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the years ended December 31, 2021, 2020 and 2019, approximately 4%, 2% and 1% of our revenues were generated in currencies other than U.S. dollars in each respective period.

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have historically recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows. For example, our acquisition of the controlling interest in Systax in January 2020 and the future purchase commitments associated with this acquisition are expected to increase our exposure to fluctuations of the Brazilian Real over time. In May 2020, we entered into a series of foreign currency forward contracts to hedge a portion of our exposure to adverse fluctuations in the Brazilian Real associated with these future purchase commitments. Fluctuations in the value of these forward contracts are reflected in interest expense, net in the consolidated statements of comprehensive income (loss). At December 31, 2021, outstanding foreign currency forward contracts provide a hedge of approximately 50% of our future purchase commitment liability.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include those designed to ensure that such information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

On May 12, 2021, we acquired EVAT Solutions Limited and its wholly owned subsidiaries and on September 22, 2021, we acquired LCR-Dixon Corporation. As permitted by the U.S. Securities and Exchange Commission staff interpretative guidance on newly acquired businesses, we excluded these acquisitions from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021. Total assets excluded from this assessment were $7.2 million, representing 1% of the Company’s consolidated total assets as of December 31, 2021; total liabilities excluded from this assessment were $7.7 million, representing 2% of the Company’s consolidated total liabilities as of December 31, 2021; and total revenue excluded from this assessment was $5.2 million, representing 1% of the Company’s total revenues for the year ended December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for emerging growth companies.

Remediation of Previously Reported Material Weaknesses

We previously identified a material weakness in our internal control over financial reporting as of  December 31, 2020 due to an insufficient process for the provision and governance of user access to financially significant systems that resulted in a lack of segregation of duties related to journal entries and cash disbursements.

Due to the actions taken to implement new controls and procedures, we have concluded that the material weakness related to the insufficient process for the provision and governance of user access to financially significant systems that resulted in a lack of segregation of duties related to journal entries and cash disbursements was remediated as of December 31, 2021. To remediate this material weakness, we have:

●	Implemented changes to our user access governance practices to prevent individuals from having the ability to create and post journal entries and to create a vendor and prepare checks;
●	Performed a review and evaluated appropriate segregation of duties; and
●	Implemented a periodic review cycle for user access.

Changes in Internal Control over Financial Reporting

Other than changes described above regarding enhancements associated with our remediation efforts, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2021.

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

Item 16.   Form 10-K Summary

None.

INDEX TO EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Form of Amended and Restated Certificate of Incorporation of Vertex, Inc.	S-1/A	333-239644	3.1	07/20/20
3.2	Form of Amended and Restated Bylaws of Vertex, Inc.	S-1/A	333-239644	3.2	07/20/20
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-239644	4.1	07/24/20
4.2	Form of Third Amended and Restated Stockholders' Agreement.	S-1/A	333-239644	4.2	07/24/20
4.3	Description of Capital Stock	10-K	333-239644	4.3	03/15/21
5.1	Opinion of Latham & Watkins LLP.	S-1/A	333-239644	5.1	07/20/20
10.1	Second Amendment to the Credit Agreement by and among Vertex, Inc., the guarantors party thereto, PNC Bank, National Association, and the lenders party thereto, dated as of March 8, 2022.	8-K	001-39413	10.1	03/09/22
10.3#	Form of Indemnification Agreement between Vertex, Inc. and each of its Executive Officers and Directors.	S-1/A	333-239644	10.3	07/20/20
10.4	2007 Stock Appreciation Plan.	S-1	333-239644	10.4	07/02/20
10.5#	Form of Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and Lisa Butler.	S-1/A	333-239644	10.5	07/20/20
10.6#	Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and David DeStefano.	S-1/A	333-239644	10.6	07/20/20
10.7#	Form of Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and Bryan Rowland.	S-1/A	333-239644	10.7	07/20/20
10.8#	Form of Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and John Schwab.	S-1/A	333-239644	10.8	07/20/20
10.9	Form of S Corporation Termination and Tax Sharing Agreement.	S-1/A	333-239644	10.9	07/20/20
10.10#	Vertex Inc. & Subsidiaries 2010 Long-Term Rewards Plan.	S-1/A	333-239644	10.10	07/20/20
10.11#	Vertex Inc. & Subsidiaries 2018 Long-Term Rewards Plan.	S-1/A	333-239644	10.11	07/20/20
10.12#	Form of Stock Option Amendment Agreement.	S-1/A	333-239644	10.12	07/20/20
10.13#	Form of Option Award Agreement under 2020 Incentive Award Plan for Amended Options.	S-1/A	333-239644	10.13	07/20/20
10.14#	Form of Option Award Agreement under 2020 Incentive Award Plan for Amended Stock Appreciation Rights.	S-1/A	333-239644	10.14	07/20/20
10.15#	Vertex, Inc. 2020 Incentive Award Plan.	S-1/A	333-239644	10.15	07/20/20

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

10.16#	Form of Option Award Agreement under 2020 Incentive Award Plan.	S-1/A	333-239644	10.16	07/20/20
10.17#	Form of Restricted Stock Award Agreement under 2020 Incentive Award Plan.	S-1/A	333-239644	10.17	07/20/20
10.18#	Form of Restricted Stock Unit Award Agreement under 2020 Incentive Award Plan.	S-1/A	333-239644	10.18	07/20/20
10.19#	Form of Stock Award Agreement under 2020 Incentive Award Plan.	S-1/A	333-239644	10.19	07/20/20
21.1	List of Subsidiaries	S-1/A	333-239644	21.1	07/20/20
23.1	Consent of Crowe LLP					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	Inline XBRL Instance Document						X
101.SCH	Inline XBRL Taxonomy Extension Schema Document						X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document						X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document						X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document						X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document						X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)						X

#    Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vertex, Inc.

Date: March 16, 2022	By:	/s/ DAVID DESTEFANO
David DeStefano
President, Chief Executive Officer and Chairperson

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID DESTEFANO	President, Chief Executive Officer and Chairperson
David DeStefano	(Principal Executive Officer)	March 16, 2022

/s/ JOHN SCHWAB	Chief Financial Officer
John Schwab	(Principal Financial Officer)	March 16, 2022

/s/ LISA BUTLER	Chief Accounting Officer
Lisa Butler	(Principal Accounting Officer)	March 16, 2022

/s/ ERIC ANDERSEN
Eric Andersen	Director	March 16, 2022

/s/ TERRENCE KYLE
Terrence Kyle	Director	March 16, 2022

/s/ KEVIN ROBERT
Kevin Robert	Director	March 16, 2022

/s/ J. RICHARD STAMM
J. Richard Stamm	Director	March 16, 2022

/s/ AMANDA WESTPHAL RADCLIFFE
Amanda Westphal Radcliffe	Director	March 16, 2022

/s/ STEFANIE WESTPHAL THOMPSON
Stefanie Westphal Thompson	Director	March 16, 2022

/s/ BRADLEY GAYTON
Bradley Gayton	Director	March 16, 2022

VERTEX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Vertex, Inc.
King of Prussia, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vertex, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in 2021 due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-02, Leases (Topic 842).

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

New York, New York

March 16, 2022

Vertex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
Assets	2021	2020
Current assets:
Cash and cash equivalents	$73,333	$303,051
Funds held for customers	24,873	9,222
Accounts receivable, net of allowance of $9,151 and $8,592, respectively	76,929	77,159
Prepaid expenses and other current assets	20,536	13,259
Total current assets	195,671	402,691
Property and equipment, net of accumulated depreciation	98,390	56,557
Capitalized software, net of accumulated amortization	33,442	31,989
Goodwill and other intangible assets	272,702	18,711
Deferred commissions	12,555	11,743
Deferred income tax asset	35,298	33,830
Operating lease right-of-use assets	20,249	—
Other assets	1,900	3,263
Total assets	$670,207	$558,784
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,000	$8,876
Accrued expenses	22,966	19,176
Tax sharing agreement distributions payable	536	2,700
Customer funds obligations	23,461	9,235
Accrued salaries and benefits	16,671	17,326
Accrued variable compensation	26,462	22,372
Deferred compensation, current	4,202	2,057
Deferred revenue	237,344	207,560
Current portion of capital lease obligations	—	882
Current portion of operating lease liabilities	3,933	—
Current portion of finance lease liabilities	284	—
Deferred rent and other	—	939
Deferred purchase consideration, current	19,805	—
Purchase commitment and contingent consideration liabilities, current	468	845
Total current liabilities	369,132	291,968
Deferred compensation, net of current portion	1,963	5,010
Deferred revenue, net of current portion	11,666	14,702
Operating lease liabilities, net of current portion	24,320	—
Finance lease liabilities, net of current portion	68	—
Capital lease obligations, net of current portion	—	225
Deferred purchase consideration, net of current portion	19,419	—
Purchase commitment and contingent consideration liabilities, net of current portion	10,829	8,905
Deferred other liabilities	2,726	8,632
Total liabilities	440,123	329,442
Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 42,286 and 26,327 shares issued and outstanding, respectively	42	26
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 106,807 and 120,117 shares issued and outstanding, respectively	107	120
Additional paid in capital	222,621	206,541
Retained earnings	24,811	25,782
Accumulated other comprehensive loss	(17,497)	(3,127)
Total stockholders' equity	230,084	229,342
Total liabilities and stockholders' equity	$670,207	$558,784

The accompanying notes are an integral part of the consolidated financial statements.

Vertex, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenues:
Software subscriptions	$358,415	$316,763	$275,629
Services	67,133	57,902	45,871
Total revenues	425,548	374,665	321,500
Cost of revenues:
Software subscriptions	116,194	105,676	77,259
Services	45,698	59,711	33,119
Total cost of revenues	161,892	165,387	110,378
Gross profit	263,656	209,278	211,122
Operating expenses:
Research and development	44,018	54,340	30,557
Selling and marketing	99,005	99,418	68,127
General and administrative	107,009	149,057	71,014
Depreciation and amortization	11,678	11,018	8,996
Other operating expense, net	4,888	203	573
Total operating expenses	266,598	314,036	179,267
(Loss) income from operations	(2,942)	(104,758)	31,855
Interest expense, net	984	3,111	953
(Loss) income before income taxes	(3,926)	(107,869)	30,902
Income tax benefit	(2,447)	(32,788)	(155)
Net income (loss)	(1,479)	(75,081)	31,057
Other comprehensive loss (income) from foreign currency translation adjustments and revaluations, net of tax	14,370	2,636	(5)
Total comprehensive (loss) income	$(15,849)	$(77,717)	$31,062

Net income (loss) attributable to Class A stockholders, basic	$(357)	$(6,335)	$23
Net income (loss) per Class A share, basic	$(0.01)	$(0.57)	$0.20
Weighted average Class A common stock, basic	35,647	11,096	118
Net income (loss) attributable to Class A stockholders, diluted	$(357)	$(6,335)	$965
Net income (loss) per Class A share, diluted	$(0.01)	$(0.57)	$0.25
Weighted average Class A common stock, diluted	35,647	11,096	3,861

Net income (loss) attributable to Class B stockholders, basic	$(1,122)	$(68,746)	$31,034
Net income (loss) per Class B share, basic	$(0.01)	$(0.57)	$0.26
Weighted average Class B common stock, basic	112,133	120,415	120,417
Net income (loss) attributable to Class B stockholders, diluted	$(1,122)	$(68,746)	$30,092
Net income (loss) per Class B share, diluted	$(0.01)	$(0.57)	$0.25
Weighted average Class B common stock, diluted	112,133	120,415	120,417

The accompanying notes are an integral part of the consolidated financial statements.

Vertex, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (Deficit)

(Amounts in thousands)

	Before Recapitalization				After Recapitalization					Retained	Accumulated			Total
	Outstanding	Class A	Outstanding	Class B	Outstanding	Class A	Outstanding	Class B	Additional	Earnings	Other	Treasury		Stockholders'	Options for
	Class A	Common	Class B	Common	Class A	Common	Class B	Common	Paid-in	(Accumulated	Comprehensive	Shares	Treasury	Equity	Redeemable
	Shares	Stock	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit)	Loss	Issued	Stock	(Deficit)	Shares
Balance, January 1, 2019	147	$—	120,270	$54	—	$—	—	$—	$—	$(88,038)	$(496)	41,685	$(37,797)	$(126,277)	$14,581
Remeasurement of options for redeemable shares	—	—	—	—	—	—	—	—	—	(2,763)	—	—	—	(2,763)	2,763
Exercise of stock options, net	—	—	225	—	—	—	—	—	—	(100)	—	—	—	(100)	—
Purchase of treasury stock	—	—	(225)	—	—	—	—	—	—	—	—	225	(841)	(841)	—
Distributions declared	—	—	—	—	—	—	—	—	—	(30,857)	—	—	—	(30,857)	—
Foreign currency translation adjustments and revaluations	—	—	—	—	—	—	—	—	—	—	5	—	—	5	—
Net income	—	—	—	—	—	—	—	—	—	31,057	—	—	—	31,057	—
Balance, December 31, 2019	147	—	120,270	54	—	—	—	—	—	(90,701)	(491)	41,910	(38,638)	(129,776)	17,344
Distributions declared	—	—	—	—	—	—	—	—	—	(132,901)	—	—	—	(132,901)	—
Exercise of stock options prior to Offering	—	—	173	—	—	—	—	—	—	53	—	—	—	53	—
Reclassification of accumulated S Corporation earnings	—	—	—	—	—	—	—	—	(354,291)	354,291	—	—	—	—	—
Remeasurement of options for redeemable shares	—	—	—	—	—	—	—	—	(21,954)	(29,879)	—	—	—	(51,833)	51,833
Reclassification of options for redeemable shares	—	—	—	—	—	—	—	—	69,177	—	—	—	—	69,177	(69,177)
Recapitalization prior to Offering	(147)	—	(120,443)	(54)	173	—	120,417	120	(38,704)	—	—	(41,910)	38,638	—	—
Reclassification of SAR liability to equity in connection with Offering	—	—	—	—	—	—	—	—	143,519	—	—	—	—	143,519	—
Auto-exercised options in connection with Offering	—	—	—	—	564	1	—	—	(13,809)	—	—	—	—	(13,808)	—
Shares issued in connection with Offering, net of Offering costs	—	—	—	—	23,812	24	—	—	416,778	—	—	—	—	416,802	—
Exercise of stock options in connection with the Offering	—	—	—	—	510	—	—	—	(7,023)	—	—	—	—	(7,023)	—
Vested restricted stock issued in connection with Offering	—	—	—	—	19	—	—	—	361	—	—	—	—	361	—
Exercise of stock options, net	—	—	—	—	890	1	—	—	1,687	—	—	—	—	1,688	—
Shares issued in connection with ESPP	—	—	—	—	59	—	—	—	957	—	—	—	—	957	—
Stock-based compensation expense from equity-classified awards under the 2020 Plan	—	—	—	—	—	—	—	—	12,576	—	—	—	—	12,576	—
Distributions paid or payable in connection with Tax Sharing Agreement	—	—	—	—	—	—	—	—	(2,733)	—	—	—	—	(2,733)	—
Class B shares exchanged for Class A shares	—	—	—	—	300	—	(300)	—	—	—	—	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	—	—	(2,636)	—	—	(2,636)	—
Net loss	—	—	—	—	—	—	—	—	—	(75,081)	—	—	—	(75,081)	—
Balance, December 31, 2020	—	—	—	—	26,327	26	120,117	120	206,541	25,782	(3,127)	—	—	229,342	—
ASC 842 transition adjustment	—	—	—	—	—	—	—	—	—	508	—	—	—	508	—
Exercise of stock options, net	—	—	—	—	2,157	3	—	—	(10,611)	—	—	—	—	(10,608)	—
Shares issued upon vesting of RSUs, net	—	—	—	—	12	—	—	—	(78)	—	—	—	—	(78)	—
Shares issued upon vesting of RSAs, net	—	—	—	—	352	—	—	—	(213)	—	—	—	—	(213)	—
Shares issued in connection with ESPP	—	—	—	—	128	—	—	—	2,060	—	—	—	—	2,060	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	25,458	—	—	—	—	25,458	—
Distributions payable in connection with tax sharing agreement	—	—	—	—	—	—	—	—	(536)	—	—	—	—	(536)	—
Class B shares exchanged for Class A shares	—	—	—	—	13,310	13	(13,310)	(13)	—	—	—	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	—	—	(14,370)	—	—	(14,370)	—
Net income	—	—	—	—	—	—	—	—	—	(1,479)	—	—	—	(1,479)	—
Balance, December 31, 2021	—	$—	—	$—	42,286	$42	106,807	$107	$222,621	$24,811	$(17,497)	—	$—	$230,084	$—

The accompanying notes are an integral part of the consolidated financial statements.

Vertex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(1,479)	$(75,081)	$31,057
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,782	32,215	25,190
Provision for subscription cancellations and non-renewals, net of deferred allowance	466	259	1,232
Amortization of deferred financing costs	211	373	266
Write-off of deferred financing costs	—	1,387	—
Stock-based compensation expense	26,160	147,904	9,460
Deferred income tax (benefit) provision	(3,116)	(33,499)	(848)
Redemption of Converted SARs	—	(22,889)	—
Non-cash operating lease costs	3,825	—	—
Other	510	107	43
Changes in operating assets and liabilities:
Accounts receivable	2,962	(6,762)	(10,116)
Prepaid expenses and other current assets	(5,192)	(1,541)	(809)
Deferred commissions	(812)	(547)	(2,366)
Accounts payable	3,847	(1,842)	3,868
Accrued expenses	3,210	4,568	2,539
Accrued and deferred compensation	(3,735)	(632)	5,318
Deferred revenue	24,691	17,557	27,168
Operating lease liabilities	(4,697)	—	—
Other	336	(2,034)	496
Net cash provided by operating activities	91,969	59,543	92,498
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(251,412)	(11,570)	—
Property and equipment additions	(33,386)	(20,955)	(20,339)
Capitalized software additions	(11,660)	(11,850)	(17,221)
Net cash used in investing activities	(296,458)	(44,375)	(37,560)
Cash flows from financing activities:
Net increase in customer funds obligations	14,226	1,681	4,276
Proceeds from line of credit	—	12,500	—
Principal payments on line of credit	—	(12,500)	—
Proceeds from long-term debt	—	175,000	—
Principal payments on long-term debt	—	(226,251)	(5,566)
Payments for deferred financing costs, net	—	(2,436)	—
Proceeds from issuance of shares in connection with Offering	—	423,024	—
Payments for Offering costs	—	(6,222)	—
Payments for taxes on exercised stock options	—	(14,813)	—
Purchase of treasury stock	—	—	(841)
Proceeds from purchases of stock under ESPP	2,060	957	—
Payments for taxes related to net share settlement of stock-based awards	(12,758)	—	—
Proceeds from exercise of stock options	1,859	8,808	68
Distributions to stockholders	—	(146,116)	(28,566)
Distributions under Tax Sharing Agreement	(2,700)	—	—
Payments for purchase commitment liabilities	(10,822)	—	—
Payments of finance lease liabilities	(964)	—	—
Net cash provided by (used in) financing activities	(9,099)	213,632	(30,629)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(479)	(22)	12
Net increase (decrease) in cash, cash equivalents and restricted cash	(214,067)	228,778	24,321
Cash, cash equivalents and restricted cash, beginning of period	312,273	83,495	59,174
Cash, cash equivalents and restricted cash, end of period	$98,206	$312,273	$83,495
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$73,333	$303,051	$75,903
Restricted cash—funds held for customers	24,873	9,222	7,592
Total cash, cash equivalents and restricted cash, end of period	$98,206	$312,273	$83,495

The accompanying notes are an integral part of the consolidated financial statements.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Vertex, Inc. (“Vertex”) and its consolidated subsidiaries (collectively, the “Company”) operate as solutions providers of state, local and value added tax calculation, compliance and analytics, offering software products which are sold through software license and software as a service (“cloud”) subscriptions. The Company also provides implementation and training services in connection with its software license and cloud subscriptions, transaction tax returns outsourcing, and other tax-related services. The Company sells to customers located throughout the United States of America (“U.S.”) and internationally.

Basis of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of the Company. All intercompany transactions have been eliminated in consolidation.

The Company has a 65% controlling equity interest in Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software. Systax was determined to be a Variable Interest Entity (“VIE”) and its accounts have been included in the consolidated financial statements from the acquisition date. Vertex does not have full decision-making authority over Systax; however, Vertex is the entity that most significantly participates in the variability of the fair value of Systax’s net assets and is considered the entity most closely associated to Systax. As such, Vertex is deemed the primary beneficiary of Systax and consolidates Systax into its consolidated financial statements.

Revision of Previously Issued Financial Statements

Certain prior period amounts on the consolidated balance sheets, consolidated statements of comprehensive income (loss), consolidated statements of cash flows, and consolidated statements of changes in stockholders’ equity (deficit) have been revised to correct for certain immaterial errors, as discussed below.

During the fourth quarter of 2021, management identified certain immaterial errors impacting previously issued financial statements beginning as of and for the three and nine month periods ended September 30, 2020 and subsequent annual and quarterly reporting periods through September 30, 2021. Specifically, management identified an understatement of the deferred tax benefit and deferred tax assets for the three months ended September 30, 2020 in the amount of $3,856 recorded with respect to certain stock award exercise activity in connection with the Company’s initial public offering, which occurred in such quarter.

Management assessed the materiality of this presentation on prior period consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 99, “Materiality”, codified in Accounting Standards Codification (“ASC”) Topic 250, Accounting Changes and Error Corrections. Based on this assessment, management concluded that the error correction is not material to any previously presented interim or annual financial statements.

In accordance with ASC 250, the Company has revised the previously reported financial information in this Annual Report on Form 10-K to correct these immaterial errors as shown in the tables below and throughout the financial statements and related notes, as applicable.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The consolidated balance sheets have been revised to reflect the correction as follows:

	As Reported	Revision	As Revised
September 30, 2020 (unaudited)
Deferred income tax asset	$32,440	$3,856	$36,296
Total assets	514,934	3,856	518,790
Retained earnings	21,696	3,856	25,552
Total stockholders' equity	218,561	3,856	222,417
Total liabilities and stockholders' equity	514,934	3,856	518,790

December 31, 2020
Deferred income tax asset	$29,974	$3,856	$33,830
Total assets	554,928	3,856	558,784
Retained earnings	21,926	3,856	25,782
Total stockholders' equity	225,486	3,856	229,342
Total liabilities and stockholders' equity	554,928	3,856	558,784

March 31, 2021 (unaudited)
Deferred income tax asset	$30,373	$3,856	$34,229
Total assets	558,337	3,856	562,193
Retained earnings	24,722	3,856	28,578
Total stockholders' equity	226,576	3,856	230,432
Total liabilities and stockholders' equity	558,337	3,856	562,193

June 30, 2021 (unaudited)
Deferred income tax asset	$32,573	$3,856	$36,429
Total assets	609,529	3,856	613,385
Retained earnings	25,530	3,856	29,386
Total stockholders' equity	227,844	3,856	231,700
Total liabilities and stockholders' equity	609,529	3,856	613,385

September 30, 2021 (unaudited)
Deferred income tax asset	$32,816	$3,856	$36,672
Total assets	645,844	3,856	649,700
Retained earnings	21,582	3,856	25,438
Total stockholders' equity	224,211	3,856	228,067
Total liabilities and stockholders' equity	645,844	3,856	649,700

The consolidated statements of comprehensive income (loss) have been revised to reflect the correction as follows:

	Three months ended September 30, 2020			Nine months ended September 30, 2020
(unaudited)	As Reported	Revision	As Revised	As Reported	Revision	As Revised
Income tax benefit	$(30,773)	$(3,856)	$(34,629)	$(31,508)	$(3,856)	$(35,364)
Net loss	(21,028)	3,856	(17,172)	(79,167)	3,856	(75,311)
Total comprehensive loss	(21,266)	3,856	(17,410)	(82,679)	3,856	(78,823)
Net loss attributable to Class A stockholders, basic	(2,751)	505	(2,246)	(2,427)	149	(2,278)
Net loss per Class A share, basic	(0.15)	0.03	(0.12)	(0.40)	0.03	(0.37)
Net loss attributable to Class A stockholders, diluted	(2,751)	505	(2,246)	(2,427)	149	(2,278)
Net loss per Class A share, diluted	(0.15)	0.03	(0.12)	(0.40)	0.03	(0.37)
Net loss attributable to Class B stockholders, basic	(18,277)	3,351	(14,926)	(76,740)	3,707	(73,033)
Net loss per Class B share, basic	(0.15)	0.03	(0.12)	(0.64)	0.03	(0.61)
Net loss attributable to Class B stockholders, diluted	(18,277)	3,351	(14,926)	(76,740)	3,707	(73,033)
Net loss per Class B share, diluted	(0.15)	0.03	(0.12)	(0.64)	0.03	(0.61)

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

	Year ended December 31, 2020
	As Reported	Revision	As Revised
Income tax benefit	$(28,932)	$(3,856)	$(32,788)
Net loss	(78,937)	3,856	(75,081)
Total comprehensive loss	(81,573)	3,856	(77,717)
Net loss attributable to Class A stockholders, basic	(6,660)	325	(6,335)
Net loss per Class A share, basic	(0.60)	0.03	(0.57)
Net loss attributable to Class A stockholders, diluted	(6,660)	325	(6,335)
Net loss per Class A share, diluted	(0.60)	0.03	(0.57)
Net loss attributable to Class B stockholders, basic	(72,277)	3,531	(68,746)
Net loss per Class B share, basic	(0.60)	0.03	(0.57)
Net loss attributable to Class B stockholders, diluted	(72,277)	3,531	(68,746)
Net loss per Class B share, diluted	(0.60)	0.03	(0.57)

The consolidated statements of cash flows have been revised to reflect the correction as follows:

	Nine months ended September 30, 2020
(unaudited)	As Reported	Revision	As Revised
Net loss	$(79,167)	$3,856	$(75,311)
Deferred income tax benefit	(32,004)	(3,856)	(35,860)

	Year ended December 31, 2020
	As Reported	Revision	As Revised
Net loss	$(78,937)	$3,856	$(75,081)
Deferred income tax benefit	(29,643)	(3,856)	(33,499)

The consolidated statements of changes in stockholders’ equity (deficit) have been revised to reflect the correction as follows:

	Three months ended September 30, 2020
(unaudited)	As Reported	Revision	As Revised
Net loss	$(21,028)	$3,856	$(17,172)
Retained earnings	21,696	3,856	25,552
Total stockholders' equity	218,561	3,856	222,417

	Year ended December 31, 2020
	As Reported	Revision	As Revised
Net loss	$(78,937)	$3,856	$(75,081)
Retained earnings	21,926	3,856	25,782
Total stockholders' equity	225,486	3,856	229,342

	Three months ended March 31, 2021
(unaudited)	As Reported	Revision	As Revised
Retained earnings	$24,722	$3,856	$28,578
Total stockholders' equity	226,576	3,856	230,432

	Three and six months ended June 30, 2021
(unaudited)	As Reported	Revision	As Revised
Retained earnings	$25,530	$3,856	$29,386
Total stockholders' equity	227,844	3,856	231,700

	Three and nine months ended September 30, 2021
(unaudited)	As Reported	Revision	As Revised
Retained earnings	$21,582	$3,856	$25,438
Total stockholders' equity	224,211	3,856	228,067

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Registration of Company Stock and Initial Public Offering

On July 28, 2020, the Company filed its amended and restated certificate of incorporation with the Delaware Secretary of State to: (i) effect a three-for-one forward stock split (the “Stock Split”); (ii) establish a new capital structure for the Company (the “New Capital Structure”); and (iii) effect a share exchange (the “Share Exchange”) (collectively, the “Recapitalization”). The Stock Split resulted in each one share owned by a stockholder being exchanged for three shares of common stock, and the number of shares of the Company’s common stock issued and outstanding being increased proportionately based on the Stock Split. After the Stock Split, the Share Exchange occurred, resulting in stockholders of record exchanging their existing Class A and Class B common stock (“former Class A” and “former Class B”, respectively) for newly created shares of Class A and Class B common stock (“Class A” and “Class B”, respectively) issued in connection with the New Capital Structure. The effect of the Stock Split and the Share Exchange are recognized retrospectively in the consolidated financial statements.

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

For the years ended December 31, 2021, 2020 and 2019 approximately 7%, 5% and 4%, respectively, of the Company’s revenues were generated outside of the U.S. As of December 31, 2021 and 2020, $699 and $287, respectively, of the Company’s property and equipment assets were held outside of the U.S.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, which includes highly liquid investment securities, funds held for customers and accounts receivable.

The Company maintains the majority of its cash and cash equivalent balances and funds held for customers in four banks. These amounts exceed federally insured (“FDIC”) limits. The Company periodically evaluates the creditworthiness of the banks. The Company has not experienced any losses in these accounts and believes they are not exposed to significant credit risk on such accounts.

The Company does not require collateral from its customers. Allowances are maintained for subscription cancellations. Credit risk related to accounts receivable is limited due to the industry and geographic diversity within the Company's customer base. No single customer accounted for more than 10% of revenues for the years ended December 31, 2021, 2020 and 2019.

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

Property and Equipment

Property and equipment are stated at cost or fair value when acquired and presented net of accumulated depreciation. Normal maintenance and repairs are charged to expense, while major renewals and betterments are capitalized. Assets under finance leases are recorded at the present value of future lease payments. Assets under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets and are depreciated over the shorter of the asset’s useful life or lease term. See Recently Adopted Accounting Pronouncements, Leases in Note 1.

Depreciation and amortization are computed straight-line over the estimated useful lives of the assets, as follows:

Leasehold improvements	1 - 12 years
Internal-use software developed	3 - 5 years
Computer software purchased	3 - 7 years
Equipment	3 - 10 years
Furniture and fixtures	7 - 10 years

Software Development Costs

Internal-Use Software

The Company follows ASC 350-40, Goodwill and Other, Internal-Use Software, to account for development costs incurred for the costs of computer software developed or obtained for internal use. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Capitalized internal-use software costs are primarily comprised of direct labor, related expenses and initial software licenses. ASC 350-40 includes specific guidance on costs not to be capitalized, such as overhead, general and administrative and training costs. Internal-use software includes software utilized for cloud-based solutions as well as software for internal systems and tools. Costs are capitalized once the project is defined, funding is committed and it is confirmed the software will be used for its intended use. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. Internal-use software is included in internal-use software developed in property and equipment in the consolidated balance sheets once available for its intended use. Depreciation expense for internal-use software utilized for cloud-based customer solutions and for software for internal systems and tools is included in cost of revenues, software subscriptions and depreciation and amortization, respectively, in the consolidated statements of comprehensive income (loss).

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

Business Combinations

Upon acquisition of a company, the Company determines if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, liabilities assumed, consideration transferred and amounts attributed to noncontrolling interests, are recorded at fair value. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired, liabilities assumed, consideration transferred, and amounts attributed to noncontrolling interests at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these amounts. The determination of the fair values is based on estimates and judgments made by management. The Company’s estimates of fair value are based upon assumptions it believes to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments to these values as of the acquisition date are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired, liabilities assumed, consideration transferred and noncontrolling interests is received, and is not to exceed one year from the acquisition date (the “Measurement Period”). Thus, the Company may record adjustments to the fair value of these tangible and intangible assets acquired, liabilities assumed, consideration transferred and noncontrolling interests, with the corresponding offset to goodwill during this Measurement Period. Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided the Company is within the Measurement Period, with any adjustments to amortization of new or previously recorded identifiable intangibles being recorded to the consolidated statements of comprehensive income (loss) in the period in which they arise. In addition, if outside of the Measurement Period, any subsequent adjustments to the acquisition date fair values are reflected in the consolidated statements of comprehensive income (loss) in the period in which they arise.

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

As provided for by Accounting Standards Update (“ASU”) 2017-04, Simplifying the Test for Goodwill Impairment, the quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. An impairment loss is recognized for any excess of the carrying amount of the reporting unit over its fair value up to the amount of goodwill allocated to the reporting unit. Income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit are considered when measuring the goodwill impairment loss, if applicable.

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

Stock-Based Compensation

On the effective date of the Offering, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”) and the 2020 Employee Stock Purchase Plan (the “ESPP”), which provide for the award of stock appreciation rights (“SARs”), stock options (“options”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and participation in the ESPP (collectively, the “awards”).

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

SARs are accounted for as liabilities under ASC 718 and, as such, the Company recognizes stock-based compensation expense by remeasuring the value of the SARs at the end of each reporting period and accruing the portion of the requisite service rendered at that date. Prior to the date management determined the Company was considered to have become a public entity, the Company measured SARs at their intrinsic value. After such date, management remeasured outstanding SARs using the fair value-based method under ASC 718.

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

A total of 1,000 shares of Class A common were initially reserved for issuance under the ESPP. The number of shares available for issuance under the ESPP will be increased annually on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (i) 1% of the shares of Class A and Class B common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the board of directors (“Board”), provided that no more than 16,000 shares of Class A common stock may be issued. The ESPP is administered by a committee of the Board. As of December 31, 2021, there were 2,278 shares available for issuance under the ESPP.

The ESPP permits participants to purchase Class A common stock through payroll deductions, up to a specified percentage of their eligible compensation, or for the initial offering period ended November 30, 2020, a lump sum contribution. The plan is a compensatory plan as it allows participants to purchase stock at a 15% discount from the lower of the fair value of the Class A common on the first or last day of the ESPP offering period (the “ESPP Discount”). The ESPP is accounted for as an equity classified award. Stock-based compensation expense for the ESPP is measured based on the fair value of the ESPP award at the start of the offering period. The fair value is comprised of the value of the ESPP Discount and the value associated with the variability in the Class A common stock price during the offering period (the “Call/Put”), which is estimated using the Black-Scholes model. Compensation cost is recognized on a straight-line basis over the respective offering period.

The Company has elected to recognize award forfeitures as they occur.

Leases

Effective January 1, 2021, the Company adopted ASU No. 2016-02, Leases (“ASC 842”), which adoption is more fully described under the section Recently Adopted Accounting Pronouncements, Leases in Note 1. In accordance with ASC 842, the Company determines if an arrangement is or contains a lease at its inception. The Company has elected not to recognize on the balance sheet leases with terms of one year or less as a practical expedient.

For leases with terms greater than 12 months, the Company records an operating lease right-of-use asset or finance lease asset and related lease liability at the present value of lease payments over the lease term. The implicit rate for individual leases is generally not readily determinable; therefore, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. Leases with an option to extend the related lease term or terminate early are reflected in the lease term when it is reasonably certain that the Company will exercise such options. The Company recognizes expense for operating leases on a straight-line basis over the lease term plus any variable lease costs.

The Company does not recognize a right-of-use asset or lease liability for leases with an initial term equal to or less than 12 months (“short-term leases”) on its consolidated balance sheets. The Company recognizes expense on short-term leases in the consolidated statements of comprehensive income (loss) on a straight-line basis over the lease term.

For periods prior to the adoption of ASC 842, the Company recorded rent expense on a straight-line basis over the term of the related lease. The difference between the straight-line rent expense and the payments made in accordance with the operating lease agreements were recognized as a deferred rent liability within other liabilities on the accompanying consolidated balance sheets.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Self-insurance

The Company is self-insured for the majority of its health insurance costs, including medical claims subject to certain stop-loss provisions. Management periodically reviews the adequacy of the Company’s stop-loss insurance coverage. The Company records an estimate of claims incurred but not reported, based on management’s judgment and historical experience. Self-insurance accruals are $1,922 and $1,766 at December 31, 2021 and 2020, respectively, and are reflected in accrued salaries and benefits in the consolidated balance sheets. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

Revenue Recognition

Revenue from contracts with customers

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, (“ASC 606”). Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct, and accounted for as separate performance obligations. Revenue is recognized net of allowance for subscription and non-renewal cancellations and any taxes collected from customers, which are subsequently remitted to governmental authorities.

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

Significant Judgments

Contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Identification of the amortization periods of material rights and contract costs requires significant judgment by management.

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

Cost of Revenues

Cost of revenues, software subscriptions include the direct cost to develop, host and distribute software products, the direct cost to provide customer support, and amortization of costs capitalized for software developed for sale, for internal-use software utilized for cloud-based subscriptions and for certain acquired intangible assets. Cost of revenues, services include the direct costs of implementation, training, transaction tax returns outsourcing and other tax-related services.

Reimbursable Costs

Reimbursable costs passed through and invoiced to customers of the Company are recorded as services revenues with the associated expenses recorded as cost of revenues, services in the consolidated statements of comprehensive income (loss). These amounts were $14, $199, and $1,107 for the years ended December 31, 2021, 2020 and 2019, respectively.

Research and Development

Research and development costs consist primarily of personnel and related expenses for research and development activities including salaries, benefits and other compensation. Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development, and are included in the consolidated statements of comprehensive income (loss).

Advertising

Advertising expense is recorded as incurred and is reflected in selling and marketing expense in the consolidated statements of comprehensive income (loss). Total advertising expense was $20,386, $11,069, and $11,921 for the years ended December 31, 2021, 2020, and 2019, respectively.

Foreign Currency

The Company transacts business in various foreign currencies. Management has concluded that the local country’s currency is the functional currency of its foreign operations. Consequently, operating activities outside the U.S. are translated into U.S. dollars using average exchange rates, while assets and liabilities of operations outside the U.S. are

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

translated into U.S. dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in stockholders' equity (deficit) as a component of accumulated other comprehensive loss in the consolidated balance sheets. Related periodic movements in exchange rates are included in other comprehensive income (loss) in the consolidated statements of comprehensive income (loss). Other operating expense, net in the consolidated statements of comprehensive income (loss) includes net foreign exchange transaction gains (losses) of $183, $(155), and $(84) for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Certain foreign subsidiaries in which the Company owns greater than 50% of the equity by measure of vote or value are treated as controlled foreign companies (“CFCs”) for U.S. federal income tax purposes and most states under the IRS foreign tax regulations. In conjunction with the termination of the S Election, certain direct and indirect wholly owned foreign subsidiaries that were previously treated as disregarded entities for U.S. federal income tax purposes and most states under the Internal Revenue Service (“IRS”) “check-the-box” regulations, “unchecked-the-box” to become regarded entities and as a result, became CFCs. Prior to these elections, the income and loss from these entities was reported on the Company’s U.S. federal and most state income tax returns in addition to being reported on a foreign jurisdiction tax return regardless of whether or not the earnings were repatriated.

The Company records deferred income taxes using the liability method. The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company’s consolidated financial statements and tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The effects of future changes in tax laws or rates are not anticipated. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

The Company recorded a deferred tax asset during the year ended December 31, 2020 as a result of the conversion from an S-Corporation to a C-Corporation. The deferred tax asset is primarily due to future stock-based compensation deductions for tax purposes resulting from SARs that were previously issued by the Company, converted to options and immediately exercised upon the effective date of the Offering. The exercise of these options has resulted in a net operating loss for the C-Corporation short tax year beginning July 27, 2020 and ending December 31, 2020. Based on Management’s evaluation of the positive and negative evidence, it is more likely than not that the Company will realize these benefits on future U.S. tax returns.

Total Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are recorded as elements of stockholders' equity but are excluded from net income (loss). Other comprehensive income (loss) is comprised of foreign currency translation adjustments and revaluations.

Earnings Per Share (“EPS”)

The Company has two classes of common stock outstanding and thus calculates EPS following the two-class method. This method allocates earnings for the respective periods between the two classes of common stock in proportion to the weighted average shares outstanding for each class of common stock as a percentage of total weighted average shares of both classes of common stock outstanding. Neither the Class A nor Class B common stock has any liquidity or dividend preferences and are both considered to be participating securities. Basic and diluted net income (loss) per share attributable to common stockholders is calculated using the treasury stock method. The basic net income (loss) per share attributable to Class A common stockholders includes RSAs, RSUs and ESPP shares once vesting or purchase contingencies are resolved, and the related shares are deemed to be outstanding. The diluted net income (loss) per share attributable to Class A common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, all options to purchase shares of Class A common stock, nonvested RSAs and RSUs are considered common stock equivalents. Additionally, the portion of ESPP shares for which the Company has received payments but for which the related shares are not yet issuable are also considered common stock equivalents. In periods of net loss available to common stockholders, diluted calculations are equal to basic calculations because the inclusion of common stock equivalents would be anti-dilutive.

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Supplemental Balance Sheet Information

Supplemental information for certain consolidated balance sheet accounts are as follows:

	As of Ended December 31,
	2021	2020
Prepaid expenses and other current assets:
Prepaid expenses	$12,251	$6,334
Prepaid licenses and support	8,285	6,925
Prepaid expenses and other current assets	$20,536	$13,259

Accrued expenses:
Accrued general expenses	$17,894	$15,964
Accrued professional fees	2,565	631
Accrued income and other taxes	2,507	2,581
Accrued expenses	$22,966	$19,176

Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures are as follows for the respective periods:

	For the Year Ended December 31,
	2021	2020	2019
Cash paid for:
Interest	$223	$2,461	$1,766
Income taxes, net of refunds	1,287	588	945
Operating cash flows from operating leases	4,692	—	—
Non-cash investing and financing activities:
Distributions payable	—	—	13,183
Estimated distributions payable under Tax Sharing Agreement	536	2,700	—
Purchase commitment and contingent consideration liabilities	12,736	12,592	—
Deferred purchase consideration	39,024	—	—
Remeasurement of options for redeemable shares	—	51,833	2,763
Conversion of SARs in connection with the Offering	—	129,710	—
Exchange of Amended Options in connection with the Offering	—	69,177	—
Exercised options exchanged in lieu of income taxes	—	—	184
Leased assets obtained in exchange for new finance lease liabilities	173	—	—
Equipment acquired through capital leases	—	646	1,904

Recently Issued Accounting Pronouncements

As an "emerging growth company," the Jumpstart Our Business Startups Act (the “JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to delay adoption of certain new or revised accounting standards. As a result, the Company’s consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Deferred Revenue

In October 2021, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2021-08, Business Combinations. This standard provides specific guidance on how to recognize and measure contract assets and contract liabilities related to revenue contracts with customers acquired in a business combination. This will align the accounting for these acquired contracts to the accounting for revenue contracts originated by the acquirer and will provide more comparable information to investors and other financial statement users seeking to better understand the financial impact of these acquisitions. For public entities, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued ASC 842. This standard amended several aspects of lease accounting, including requiring lessees to recognize operating leases with an initial term greater than one year on their balance sheet as a right-of-use asset, and a corresponding lease liability, measured at the present value of the future minimum lease payments. The standard is effective for public entities for fiscal years and interim periods beginning after December 15, 2018. For all other entities, the standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years.

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

As a result of the adoption of ASC 842 on January 1, 2021, the Company recorded both operating lease right-of-use assets of $24,004 and operating lease liabilities of $32,562 in addition to writing off deferred rent of $9,554 amongst other adjustments. An adjustment to retained earnings of $508, net of the deferred tax impact, was also recorded. The adoption of ASC 842 had an immaterial impact on the consolidated statement of comprehensive income (loss) and the consolidated cash flow. The adoption of this standard also resulted in a change in the naming convention for leases classified historically as capital leases. These leases are now referred to as finance leases within property and equipment, with corresponding short-term and long-term debt liabilities being presented as “Current portion of finance lease liabilities” and “Finance lease liabilities, net of current portion,” respectively. See Note 7 for further information.

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASU 2016-13”) which replaces the existing incurred loss impairment model with an expected credit loss model and requires financial assets, including trade receivables, to be measured at amortized cost to be presented at the net amount expected to be collected. ASU 2016-13 is effective for annual periods, and interim periods within those years, beginning after December 15, 2019, for business entities that are public and meet the definition

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

of an SEC filer (excluding smaller reporting companies), and after December 15, 2022 for all other entities. The Company adopted this standard effective January 1, 2021, and this guidance did not have a material impact on the Company’s consolidated financial statements.

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, (“ASU 2019-12”) which simplifies the accounting for income taxes. The guidance in ASU 2019-12 is required for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2020, for business entities that are public, and after December 15, 2021, including interim periods within those annual periods, for all other entities, with early adoption permitted. The Company adopted this standard effective January 1, 2021, and this guidance did not have a material impact on the Company’s consolidated financial statements.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of coronavirus disease 2019 (“COVID-19”) to be a pandemic. The COVID-19 pandemic is continuing to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. To protect the health and well-being of Company employees and customers, substantial modifications were made to employee travel policies, and our offices were closed, and remained closed through December 31, 2021, with employees directed to work from home. In addition, conferences and other marketing events were cancelled or shifted to virtual-only, and the Company continued to participate virtually through December 31, 2021. The COVID-19 pandemic has impacted, and may continue to impact, Company operations, including employees, customers and partners, and there is substantial uncertainty regarding the nature and degree of its continued effects over time.

The Company did not experience any significant reductions in sales, revenues or collections through December 31, 2021 as a result of COVID-19. The uncertainty caused by the COVID-19 pandemic could, however, impact Company billings to new customers in 2022, and may also negatively impact Company efforts to expand revenues from existing customers as they continue to evaluate certain long-term projects and budget constraints. In addition to the potential impact on sales, the Company may see delays in collections during 2022 as customers continue to adjust their operating protocols to accommodate implementation of criteria to protect the health and well-being of their employees and customers. However, these delays are not expected to materially impact the business, and thus the Company has not recorded additional credit losses associated with the allowance for doubtful accounts in connection with any delays. The Company believes it has ample liquidity and capital resources to continue to meet its operating needs and to service debt and other financial obligations.

The extent to which the COVID-19 pandemic impacts the business going forward will depend on numerous evolving factors that cannot reliably be predicted, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. These factors may adversely impact consumer, business and government spending on technology as well as customers’ ability to pay for Company products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

2.REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	For the Year Ended December 31,
	2021	2020	2019
Software subscriptions:
Software licenses	$231,371	$229,744	$223,116
Cloud subscriptions	127,044	87,019	52,513
Software subscriptions	358,415	316,763	275,629
Services	67,133	57,902	45,871
Total revenues	$425,548	$374,665	$321,500

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. The Company’s payment terms typically range from 30-60 days. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $9,151 and $8,592 at December 31, 2021 and 2020, respectively. The allowance is adjusted for expected credit losses based on management’s assessment of collectability after considering factors including the age of each outstanding invoice, collection history of customers, current and forecasted economic conditions as well as estimated cancellations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the Year Ended December 31,
	2021	2020
Balance, beginning of period	$77,159	$70,367
Balance, end of period	76,929	77,159
Increase, net	$(230)	$6,792

A contract liability is recorded as deferred revenue on the consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period or over the amortization period of material rights. Deferred revenue is reflected net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $6,537 and $6,432 at December 31, 2021 and 2020, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the Year Ended December 31,
	2021		2020		2019
	Balance	Net Change	Balance	Net Change	Balance	Net Change
Allowance balance, January 1	$(8,592)		$(7,515)		$(5,527)
Allowance balance, December 31	(9,151)		(8,592)		(7,515)
Change in allowance		$559		$1,077		$1,988
Deferred allowance balance, January 1	6,432		5,614		4,858
Deferred allowance balance, December 31	6,537		6,432		5,614
Change in deferred allowance		(105)		(818)		(756)
Net amount charged to revenues		$454		$259		$1,232

The amount of revenue recognized during the years ended December 31, 2021, 2020 and 2019 that was included in the opening deferred revenue balance of the same fiscal year was $207,560, $191,745, and $163,939, respectively. The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the consolidated balance sheets.

The table provides information about the balances of and changes to deferred revenue for the following periods:

	As of December 31,
	2021	2020
Balances:
Deferred revenue, current	$237,344	$207,560
Deferred revenue, non-current	11,666	14,702
Total deferred revenue	$249,010	$222,262

	For the Year Ended December 31,
	2021	2020	2019
Changes to deferred revenue:
Beginning balance	$222,262	$205,791	$178,703
Additional amounts deferred	452,296	391,136	348,588
Revenues recognized	(425,548)	(374,665)	(321,500)
Ending balance	$249,010	$222,262	$205,791

Deferred revenue at December 31, 2021 will be recognized as follows for all future years:

Year Ending December 31,
2022	$237,344
2023	10,161
2024	1,505
Total	$249,010

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

The table provides information about the changes to contract cost balances as of and for the following periods:

	For the Year Ended December 31,
	2021	2020	2019
Changes to deferred commissions:
Beginning balance	$11,743	$11,196	$8,830
Additions	10,018	8,291	10,140
Amortization	(9,206)	(7,744)	(7,774)
Ending balance	$12,555	$11,743	$11,196

3.BUSINESS COMBINATIONS

LCR-Dixon

On September 22, 2021, the Company executed a stock purchase agreement with LCR-Dixon Corporation (“LCR-Dixon”), a provider of SAP technologies and tax intelligence solutions. LCR-Dixon’s solutions were specifically developed to improve functionality and performance for SAP indirect tax processes and are integrated with the Company’s tax determination software. The LCR-Dixon acquisition was accounted for as a business combination. The Company’s accounting for the LCR-Dixon acquisition is preliminary.

The preliminary purchase price was $98,744 as of the acquisition date consisting of (i) $59,720 of cash paid at closing, partially offset by $1,899 of LCR-Dixon cash received in the acquisition resulting in net cash consideration at closing of $57,821 and (ii) non-interest bearing deferred payments aggregating $40,000 to be paid in four equal installments of $10,000 every six-months beginning March 2022 and ending September 2023 (the “deferred purchase consideration”). The purchase price is subject to purchase price adjustments related to the final determination of LCR-Dixon’s cash, net working capital, and taxes as of the acquisition date. Cash consideration was funded from available cash on hand. Management recorded deferred purchase consideration of $39,024, net of a discount of $976 which will be recorded as interest expense over the payment period using the effective interest method. The deferred purchase consideration, net of discount, is included in current liabilities and long-term liabilities at $19,805 and $19,419, respectively, in the consolidated balance sheet at December 31, 2021.

The following table summarizes the preliminary purchase price for LCR-Dixon:

September 22, 2021
Cash paid at closing	$59,720
Fair value of deferred purchase consideration	39,024
Total	$98,744

The preliminary purchase price was allocated to the net assets acquired based on management’s determination of their estimated fair values using available information as of the acquisition date. The preliminary excess of purchase consideration over the net assets acquired is recorded as goodwill, which primarily reflects the existence of intangible assets not recognized under U.S. GAAP such as the value of expected future synergies, the value of the assembled workforce and other market factors. The Company expects that goodwill associated with the LCR-Dixon acquisition will not be deductible for tax purposes. The preliminary values recorded, which are reflected in the table below, will be adjusted

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

during the Measurement Period as more detailed analyses are performed and further information becomes available regarding the fair values of these amounts on the acquisition date.

The Company does not have a preliminary estimate of identifiable intangible assets as of the acquisition date. A third-party expert has been engaged to assist in the valuation of identifiable intangible assets and deferred payments as part of the acquisition. Any subsequent adjustments to the preliminary values not associated with determination of their fair values on the acquisition date will be recorded in the consolidated statements of comprehensive income (loss) in the period in which the adjustment is identified. LCR-Dixon’s business and product offerings are being integrated into the Company’s one operating segment.

The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as recorded in the Company’s consolidated balance sheet as of the acquisition date:

September 22, 2021
Cash and cash equivalents	$1,899
Accounts receivable	1,437
Prepaid expenses and other current assets	326
Property and equipment	4
Goodwill	96,968
Accounts payable	(19)
Accrued expenses	(306)
Accrued compensation	(1,746)
Deferred revenue	(71)
Total	$98,492

The Company and LCR-Dixon had a pre-existing relationship in the form of the royalty agreement at the date of acquisition. The Company owed LCR-Dixon royalties in connection with licenses sold by the Company to end users when collected by the Company from end users. The royalty agreement terminated upon consummation of the acquisition and the Company wrote-off $252 of royalties payable to LCR-Dixon with an offset to goodwill.

The Company has included the financial results of LCR-Dixon in the consolidated statement of comprehensive income (loss) from the date of acquisition. The transaction costs associated with the acquisition were not material.

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

The purchase price for the Taxamo acquisition was $200,689, consisting of (i) $190,153 of cash paid at closing, partially offset by $2,662 of acquired cash, including $221 of restricted cash, received in the acquisition resulting in net cash consideration at closing of $187,491, (ii) an acquisition holdback with an estimated fair value upon acquisition of $502, and (iii) the Option. The Company recorded the estimated fair value of the Option payment amount in purchase commitment and contingent consideration liabilities, current, on the consolidated balance sheet as of the acquisition date. Cash consideration was funded from available cash on hand.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The following table summarizes the purchase price for Taxamo:

May 12, 2021
Cash paid at closing	$190,153
Fair value of acquisition holdback	502
Fair value of the Option	10,034
Total	$200,689

On August 19, 2021, the Company acquired the remaining 5% equity interest of EVAT for $10,034 through exercise of the Option, giving the Company 100% of the outstanding equity interest of EVAT. The acquisition holdback is fixed in Euros and approximates $468, which amount is included in purchase commitment and contingent consideration liabilities, current in the consolidated balance sheet as of December 31, 2021.

The Taxamo acquisition was accounted for as a business combination. The purchase price was allocated to the net assets acquired based on management’s determination of their estimated fair values using available information as of the acquisition date. The excess of purchase consideration over the net assets acquired was recorded as goodwill, which reflects the value of intangible assets not recognized under U.S. GAAP such as the value of expected future synergies, the value of the assembled workforce and other market factors. The Company expects that goodwill associated with the Taxamo acquisition will not be deductible for tax purposes. Taxamo’s business and product offerings are being integrated into the Company’s one operating segment.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed as recorded in the Company’s consolidated balance sheet as of the acquisition date:

May 12, 2021
Cash and cash equivalents	$2,441
Funds held for customers	221
Accounts receivable	2,657
Prepaid expenses and other current assets	908
Property and equipment	40,792
Goodwill	164,199
Other intangibles	1,581
Accounts payable	(304)
Accrued expenses	(1,395)
Accrued compensation	(3,939)
Deferred revenue	(2,196)
Deferred other income	—
Deferred other liabilities	(4,276)
Total	$200,689

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The fair value, valuation methodologies, estimated useful lives, and significant assumptions of the identifiable intangibles acquired in the Taxamo acquisition are summarized in the table below:

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

The Company has included the financial results of Taxamo in the consolidated statement of comprehensive income (loss) from the date of acquisition. The transaction costs associated with the acquisition were $4,269 and are recorded in other operating expense, net, for the year ended December 31, 2021.

The Company assumed certain liabilities in the acquisition of Taxamo, including deferred revenue with a fair value of $2,196, using a cost-plus profit approach. The Company is amortizing the acquired deferred revenue at its fair value over the period for which it is incurring costs to support the assumed customer obligations.

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

The Tellutax acquisition was accounted for as a business combination. The total purchase price was allocated to the net assets acquired based on management’s determination of their estimated fair values using available information as of the acquisition date. The excess of purchase consideration over the net assets acquired is recorded as goodwill, which primarily reflects the value of expected future synergies, the existence of intangible assets not recognized under U.S. GAAP such as the value of the assembled workforce and other market factors. The Company expects that goodwill associated with the Tellutax acquisition will be deductible for tax purposes. The fair values of these amounts on the acquisition date, which are reflected in the table below, have been finalized. Any subsequent adjustments to these values will be recorded in the consolidated statements of comprehensive income (loss) in the period in which the adjustment is identified.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The purchase price for the Tellutax acquisition included cash paid at closing plus an estimated fair value of contingent consideration of $2,200 (the “Tellutax Contingent Consideration”) as of January 25, 2021. The following table presents the final purchase price allocation recorded in the consolidated balance sheet as of the acquisition date:

January 25, 2021
Capitalized software - developed technology	$3,600
Goodwill	4,700
Total	$8,300

The Company has included the financial results of Tellutax in the consolidated statement of comprehensive income (loss) from the date of acquisition.

The fair value of developed technology was valued using the multi-period excess earnings method, which is a variation of the income approach. This method estimates an intangible asset’s value based on the present value of the incremental after-tax cash flows attributable to the intangible asset. The significant assumptions used in the developed technology valuation included an estimated linear obsolescence factor of 20% per year and a discount rate of 28.5%.

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

Systax

On January 7, 2020, the Company acquired a 60% controlling interest in Systax, a provider of Brazilian transaction tax content and software. Cash consideration for the purchase was $12,374, which was funded through borrowings under a revolving line of credit. This acquisition provided the Company with full access to a sizeable database of Brazilian tax content that is critical to supporting its global multi-national customers’ business expansion into Brazil.

On the acquisition date, the Company had a contractual purchase commitment to acquire the remaining 40% equity interest from the original Systax Quotaholders incrementally between 2021 through 2024. This contractual purchase commitment was deemed to be a forward contract, for which the Company was required to estimate and record a future purchase commitment liability (the “Purchase Commitment Liability”). The Purchase Commitment Liability was recorded at the acquisition date fair value of $12,592. Subsequent adjustments will be recorded based on settlement value. This amount will fluctuate as a result of changes in foreign currency exchange rates and is reflected in Purchase Commitment Liability in the consolidated balance sheet at December 31, 2021 and 2020. Adjustments to the settlement value that arise as a result of remeasurement at future balance sheet dates will be recorded as interest expense related to financing costs in the consolidated statements of comprehensive income (loss) in the period the change is identified.

The acquisition was accounted for as a business combination and the total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the excess being recorded as goodwill. The fair values of assets acquired and liabilities assumed as of the acquisition date are reflected in the tables below. Any adjustments to these values will be recorded in the consolidated statements of comprehensive income (loss) in the period the change is identified. No such adjustments have been recorded through December 31, 2021.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The following table reflects the purchase price for Systax:

January 7, 2020
Cash paid to Systax Quotaholders at closing	$11,626
Cash held in escrow for benefit of Systax Quotaholders	748
Initial cash consideration	12,374
Purchase Commitment Liability	12,592
Total	$24,966

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed as recorded in the Company’s consolidated balance sheet as of the acquisition date:

January 7, 2020
Cash	$56
Accounts receivable	495
Property and equipment	112
Other current assets	14
Goodwill	21,089
Other intangible assets	3,650
Accounts payable	(358)
Accrued expenses	(92)
Total	$24,966

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

The Company acquired an additional 5% equity interest of Systax in April 2021 for $788, increasing the Company’s equity interest in Systax to 65%. The Purchase Commitment Liability included in purchase commitment and contingent consideration liabilities, net of current portion in the consolidated balance sheets on December 31, 2021 was $8,329. The Purchase Commitment Liability included in purchase commitment and contingent consideration liabilities, net of current portion in the consolidated balance sheets and purchase commitment and contingent consideration liabilities, current on December 31, 2020 was $8,905 and $845, respectively.

Unaudited Pro Forma Financial Information

Unaudited proforma financial information has not been presented, as the information from the acquired companies would not have had a material impact individually or in the aggregate for the current and prior year periods.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

4.Financial instruments and fair value measurements

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

The following table summarizes the Company’s Fair Value Hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of December 31, 2021	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$10,703	$10,703	$—	$—
Tellutax Contingent Consideration	$(2,500)	$—	$—	$(2,500)
Foreign currency forward contracts	$—	$—	$(62)	$—

	Fair Value Measurements Using
As of December 31, 2020	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$265,270	$265,270	$—	$—
Tellutax Contingent Consideration	$—	$—	$—	$—
Foreign currency forward contracts	$—	$—	$448	$—

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

The Tellutax Contingent Consideration fair value is $2,500 at December 31, 2021, which represents an increase from $2,200 as of the acquisition date. Fair value adjustments of $300 were recorded in other operating expense, net for the year

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

ended December 31, 2021. The Tellutax Contingent Consideration fair value of $2,500 is included in purchase commitment and contingent consideration liabilities, net of current portion in the consolidated balance sheet at December 31, 2021.

Tellutax Contingent Consideration fair value and unobservable inputs used for the Monte Carlo Simulation valuation were as follows:

	December 31, 2021
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$(2,500)	Monte Carlo Simulation	Revenue volatility	95.0%
			Revenue discount rate	20.0%
			Term (in years)	3.6

	January 25, 2021
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$(2,200)	Monte Carlo Simulation	Revenue volatility	95.0%
			Revenue discount rate	20.3%
			Term (in years)	4.3

Beginning and ending balances in fair value of Tellutax Contingent Consideration were as follows:

Tellutax
Contingent
Consideration

Balance, January 1, 2021	$—
Acquisition of Tellutax	(2,200)
Fair value adjustments	(300)
Balance, December 31, 2021	$(2,500)

Assets and Liabilities for Which Fair Value is Only Disclosed

The carrying amounts of cash and cash equivalents and the carrying amount of funds held for customers were the same as their respective fair values and are considered Level 1 measurements.

The carrying amounts for accounts receivable, accounts payable, and accrued expenses approximate their relative fair values due to their short-term nature and are considered Level 2 measurements.

Non-recurring Fair Value Measurements

The LCR-Dixon acquisition on September 22, 2021, the Taxamo acquisition on May 12, 2021, the Tellutax acquisition on January 25, 2021, and the Systax acquisition on January 10, 2020 were accounted for as business combinations and the total purchase price for each acquisition was allocated to the net assets acquired and liabilities assumed based on their estimated fair values. See Note 3.

See Note 3 for information on the LCR-Dixon deferred purchase consideration of $39,224 and the Systax Purchase Commitment Liability of $8,329 recorded in the consolidated balance sheet at December 31, 2021. The carrying amounts

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

of both approximated their respective fair values at December 31, 2021 and are considered Level 3 non-recurring fair value measurements.

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

Derivative Instruments

We may periodically enter into derivative contracts to reduce our exposure to foreign currency exchange rates. Historically we have not designated derivative contracts as hedges. The derivative contracts are typically designed to manage specific risks according to our strategies, which may change from time to time.

In May 2020, we entered into a series of foreign currency forward contracts to reduce our exposure to adverse fluctuations in the Brazilian Real associated with a portion of our Purchase Commitment Liability. Such forward contracts, have not been designated as a hedge, do not qualify for hedge accounting and are not material to our consolidated financial statements. We remeasure these forward contacts at fair value on a recurring basis and include them in other assets in our consolidated balance sheets with changes in their estimated fair value recognized as interest expense in our consolidated statements of comprehensive income or loss. Our fair value determinations are based on foreign currency exchange rates in active markets, which we consider to be Level 2 measurements within the Fair Value Hierarchy.

5.PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of December 31,
	2021	2020
Leasehold improvements	$20,956	$20,907
Equipment	41,937	41,410
Computer software purchased	11,792	11,620
Internal-use software developed:
Cloud-based customer solutions	114,872	65,423
Internal systems and tools	32,408	25,349
Furniture and fixtures	7,675	7,674
In-process internal-use software	16,965	3,304
	246,605	175,687
Less accumulated depreciation	(148,215)	(119,130)
Property and equipment, net	$98,390	$56,557

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $7,425, $7,833 and $7,386 for the years ended December 31, 2021, 2020 and 2019, respectively. Depreciation for property and equipment, excluding internal-use software developed for cloud-based customer solutions, is reflected in depreciation and amortization in the consolidated statements of comprehensive income (loss).

Finance lease amortization was $931 for the year ended December 31, 2021. Depreciation expense for assets held under capital leases was $743 and $565 for the years ended December 31, 2020 and 2019, respectively. Finance lease

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

amortization and depreciation expense for assets held under capital leases are included in depreciation and amortization in the consolidated statements of comprehensive income (loss).

Assets under finance leases of $1,533, net of accumulated amortization of $931, at December 31, 2021 are included in property and equipment in the consolidated balance sheets. Assets under capital leases of $1,360 and $1,455, net of accumulated depreciation of $1,370 and $627, at December 31, 2020 and 2019, respectively, are included in property and equipment in the consolidated balance sheets.

The major components of internal-use software developed are as follows:

	As of December 31,
	2021	2020
Internal-use software developed	$147,280	$90,772
Less accumulated depreciation	(87,281)	(65,090)
	59,999	25,682
In-process internal-use software	16,965	3,304
Internal-use software developed, net	$76,964	$28,986

Amounts capitalized for internal-use software developed, excluding acquired technology, and included in property and equipment additions on the consolidated statements of cash flows are as follows:

	For the Year Ended December 31,
	2021	2020	2019
Cloud-based customer solutions	$19,837	$14,710	$10,179
Internal systems and tools	11,491	3,176	4,860
Total	$31,328	$17,886	$15,039

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the years ended December 31, 2021, 2020 and 2019 was $19,076, $8,818 and $7,982, respectively, and is included in cost of revenues, software subscriptions in the consolidated statements of comprehensive income (loss). During the year ended December 31, 2021, developed technology with an acquisition date fair value of $40,746 was recorded in connection with the Taxamo acquisition and is reflected in property and equipment, net, in the consolidated balance sheet at December 31, 2021. Depreciation expense from the acquisition date through December 31, 2021 associated with this developed technology was $8,123 and was reflected in cost of revenues - software subscriptions in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2021.

Depreciation expense for internal-use software developed for internal systems and tools for the years ended December 31, 2021, 2020 and 2019 was $3,322, $2,442 and $1,045, respectively, and is included in depreciation and amortization in the consolidated statements of comprehensive income (loss).

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Amortization expense of internal-use software developed, excluding in-process internal-use software not yet available for its intended use, at December 31, 2021 is as follows for all future years:

Year Ending December 31,	Internal Systems and Tools	Cloud-Based Customer Solutions
2022	$3,861	$24,740
2023	2,831	19,624
2024	1,988	5,988
2025	845	—
2026	122	—
Total	$9,647	$50,352

6.CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of December 31,
	2021	2020
Capitalized software	$72,512	$63,071
Less accumulated amortization	(45,179)	(32,217)
	27,333	30,854
In-process capitalized software	6,109	1,135
Capitalized software, net	$33,442	$31,989

Software development costs capitalized for the years ended December 31, 2021, 2020 and 2019 were $11,660, $11,850 and $17,221, respectively. In-process capitalized software at December 31, 2021 includes the acquisition date fair value of $3,600 for developed technology acquired in the Tellutax acquisition as the Company undertakes necessary enhancements to integrate the technology with the Company’s existing software architecture.

Capitalized software amortization expense for the years ended December 31, 2021, 2020 and 2019 was $12,962, $11,936 and $8,212, respectively, and is included in cost of revenues, software subscriptions in the consolidated statements of comprehensive income (loss).

In-process capitalized software at December 31, 2021 was not available for general release to customers as of the balance sheet date and therefore not included in the table below. Amortization expense of capitalized software available for general release to customers as of December 31, 2021 is as follows for all future years:

Year Ending December 31,
2022	$11,352
2023	8,514
2024	5,802
2025	1,416
2026	249
Total	$27,333

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

7.LEASES

The Company leases office space, IT equipment and office equipment. The Company’s leases have remaining terms of up to 7 years.

The following table sets forth the Company’s lease assets and liabilities and their balance sheet location as follows:

		As of December 31,
	Balance Sheet Location	2021
Lease assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$20,249
Finance lease assets	Property and equipment, net (Note 5)	602
Total lease assets		$20,851

Lease liabilities:
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$3,933
Finance lease liabilities	Current portion of finance lease liabilities	284
Total current lease liabilities		4,217
Non-current:
Operating lease liabilities	Operating lease liabilities, net of current portion	24,320
Finance lease liabilities	Finance lease liabilities, net of current portion	68
Total non-current lease liabilities		24,388
Total lease liabilities		$28,605

The major components of lease cost are as follows:

For the year ended December 31,
2021
Operating lease cost	$4,774

Finance lease cost:
Amortization of lease assets	931
Interest on lease liabilities	16
Total lease cost	$5,721

The weighted-average term and discount rate for leases are as follows:

As of December 31,
2021
Weighted-average remaining lease term (years):
Operating leases	6.6
Finance leases	1.2

Weighted-average discount rate:
Operating leases	2.3%
Finance leases	2.3%

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Lease liability maturities for the next five years and thereafter are as follows as of December 31, 2021:

	Operating Leases	Finance Leases
2022	$4,593	$289
2023	4,459	59
2024	4,464	10
2025	4,382	—
2026	4,477	—
Thereafter	8,054	—
Total lease payments	30,429	358
Less: Imputed interest	(2,176)	(6)
Present value of lease liabilities	$28,253	$352

Lease liability maturities for the next five years and thereafter under the previous lease accounting standard are as follows:

	As of December 31, 2020
	Operating Leases	Capital Leases
2021	$5,442	$915
2022	4,518	230
2023	4,459	—
2024	4,464	—
2025	4,382	—
Thereafter	12,531	—
Total lease payments	$35,796	1,145
Less amount representing interest		(38)
Present value of minimum lease payments		1,107
Less current portion		(882)
Capital lease obligations, net of current portion		$225

8.GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets were as follows:

	As of December 31,
	2021	2020
Goodwill	$270,041	$16,329
Other intangible assets, net	2,661	2,382
Total	$272,702	$18,711

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The changes in the carrying amount of goodwill are as follows:

	As of December 31,
	2021	2020
Balance, January 1	$16,329	$—
Acquisitions	265,867	21,089
Foreign currency translation adjustments	(12,155)	(4,760)
Balance, December 31, gross	270,041	16,329
Accumulated impairment losses	—	—
Balance, December 31, net	$270,041	$16,329

The Company recognized various amortizable other intangible assets in connection with acquisitions (Note 3), including related to customer relationships, technology and tradenames. The following tables provide additional information for our other intangible assets, which are individually not material to the consolidated financial statements:

	As of December 31
	2021	2020
Weighted average amortization period (years)	4.2	5.5

Gross value	$4,110	$2,825
Accumulated amortization	(1,449)	(443)
Carrying value	$2,661	$2,382

The following table presents amortization of intangible assets:

Year Ending December 31,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2021	$253	$813	$1,066
2020	$267	$176	$443

The following table presents estimated future amortization of intangible assets:

Year Ending December 31,
2022	$1,203
2023	743
2024	466
2025	249
Total	$2,661

9.DEBT

Credit Agreement

On March 31, 2020, the Company entered into a credit agreement with a bank consisting of a $175,000 term loan (the “Term Loan”) and a $100,000 committed line of credit (the “Line of Credit”) (collectively, the “Credit Agreement”).

Net proceeds from the Term Loan, after payment of financing fees of $2,904 and repayment of aggregate amounts outstanding under the previous credit agreement of $61,656, were used to fund a portion of the $123,185 distribution made to the stockholders on May 29, 2020 (see Note 10).

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

A portion of the Offering proceeds was used to repay the $175,000 Term Loan in full on July 31, 2020. The Company received a refund of $468 of financing fees as a result of repayment of the Term Loan within 90 days of execution of the Credit Agreement, which was recorded as a reduction of deferred financing costs associated with the Term Loan. The Company wrote off the remaining balance of deferred financing costs associated with the Term Loan of $1,174, which was recorded as interest expense in the consolidated statement of comprehensive income (loss) for the year ended December 31, 2020.

The Line of Credit matures in March 2025 and had no outstanding borrowings at either December 31, 2021 or 2020. The Company has the option to select an applicable interest rate at either the bank base rate plus an applicable margin (the “Base Rate Option”) or the LIBOR plus an applicable margin (the “LIBOR Option”). The applicable margins are determined by certain financial covenant performance as defined in the Credit Agreement. At December 31, 2021, the Base Rate Option and LIBOR Option applicable to Line of Credit borrowings were 3.25% and 2.00%, respectively.

The Credit Agreement is collateralized by certain assets of the Company and contains financial and operating covenants. The Company was in compliance with all financial covenants at December 31, 2021.

10.STOCKHOLDERS’ EQUITY

Termination of S-Corporation status

In connection with termination of the Company’s S-Corporation status effective July 27, 2020, the Company had an accumulated deficit of $354,291 pertaining to the S-Corporation shareholders which was reclassified to additional paid in capital upon such termination.

Recapitalization

In connection with the Recapitalization, the Company: (i) effected the three-for-one Stock Split, which is reflected retrospectively in the consolidated financial statements; (ii) established the New Capital Structure; and (iii) effected the Share Exchange. In connection with the Recapitalization, repurchased shares (“Treasury Stock”) of 41,910 were retired and amounts associated with the Treasury Stock were reclassified to additional paid in capital.

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

In connection with establishing the New Capital Structure, the shareholders authorized 450,000 shares of common stock, par value $0.001 per share, and 30,000 shares of preferred stock, par value $0.001 per share. Common stock is divided into two classes, Class A with one vote per share, and Class B with ten votes per share. The rights of the holders of Class A and Class B are identical, except with respect to voting and conversion rights. Upon the transfer of Class B shares, such shares will automatically convert to an equivalent number of Class A shares with the respective voting rights attributable to such new shares. Authorized Class A and Class B shares are 300,000 and 150,000 shares, respectively. There are no dividend or liquidation preference differences between Class A and Class B.

In connection with the Share Exchange, the Family members exchanged each share of former Class A and former Class B for the equivalent number of Class B shares established as part of the New Capital Structure. In addition, the non-Family members exchanged their former Class B shares for an equivalent number of Class A shares established as part of the New Capital Structure. No funds were exchanged in connection with the Share Exchange and the aggregate number of

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

shares outstanding both immediately prior to and after the Share Exchange remained the same at 120,590. In addition, common stock equivalents, all of which were held by non-Family members and which were previously exercisable into former Class B shares, became exercisable into Class A shares established as part of the New Capital Structure

Common Stock

During 2021, the Company issued 2,157 shares of Class A related to the exercise of options, net of 706 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. The Company also issued 12 shares and 352 shares of Class A in 2021 in connection with the vesting of RSUs and RSAs, respectively, net of shares returned to the Company in lieu of payment of taxes due on the vesting of these awards. The Company also issued 128 shares in connection with the ESPP Plan in 2021. During 2021, a stockholder exchanged 13,310 shares of Class B for an equivalent number of shares of Class A.

In April 2020, the Company issues 173 shares of former Class B common stock in connection with the exercise of options for cash of $53. These shares were exchanged for Class A common stock in connection with the Offering. On July 28, 2020, the Company sold 23,812 shares of Class A in connection with the Offering for $423,024, net of underwriting fees. Offering costs paid from these proceeds aggregated $6,222 and are reflected as a reduction of additional paid in capital in stockholders’ equity. In connection with the Offering, the Company also issued an aggregate 564 shares of Class A related to the conversion of SARs into options and the immediate exercise of these options into shares, net of 860 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. In addition, in 2020 the Company issued 510 shares of Class A in connection with the exercise of stock options by option holders, net of 381 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. The Company also issued 890 Class A shares in connection with the exercise of outstanding options and 19 Class A shares in connection with RSAs granted at the Offering, which vested immediately. The Company also issued 890 Class A shares in connection with the exercise of outstanding options and 19 Class A shares in connection with RSAs granted at the Offering, which vested immediately. The Company also issued 59 shares in connection with the ESPP Plan in 2020. A stockholder exchanged 300 shares of Class B common stock for an equivalent number of shares of Class A common stock during the year ended December 31, 2020.

Distributions

The Board declared distributions of $4,010 ($0.03 per share) and $123,185 ($1.02 per share) during the three months ended March 31, and June 30, 2020, respectively, and $5,706 ($0.05 per share) through July 25, 2020, pro rata to stockholders of the former Class A and Class B common stock.

Tax Sharing Agreement Payments

In connection with termination of the Company’s S-Corporation status effective July 27, 2020, the Company entered into a Tax Sharing Agreement with the former S-Corporation shareholders. See Note 1. The Tax Sharing Agreement, as amended, requires the Company to finalize the S-Corporation income tax returns for the short period ended July 26, 2020 and settle any remaining liability for taxes to the former S-Corporation shareholders within 15 days thereafter. All obligations of the Company under the Tax Sharing Agreement are satisfied by adjustments of additional paid in capital.

Through the year ended December 31, 2021, the Company distributed $2,733 to the former S-Corporation shareholders under the Tax Sharing Agreement. On March 15, 2022, the Company distributed $536 to the former S-Corporation shareholders under the Tax Sharing Agreement to settle the Company’s obligation for income taxes related to the allocation of taxable income to the S-Corporation short tax period ended July 26, 2020.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

11.EARNINGS PER SHARE

The tables below illustrate the calculation of basic and diluted net income (loss) per common share for the Class A common and Class B common for the periods reflected below. The weighted average shares outstanding have been retrospectively restated to reflect the Share Exchange for all periods prior to the Offering, resulting in the Class A shares representing non-Family-owned shares and Class B representing Family-owned shares for all periods presented prior to the Offering. See Note 10 for further information on the Share Exchange.

	For the Year Ended December 31,
Class A common stock:	2021	2020	2019
Numerator, basic:
Net income (loss) attributable to all stockholders	$(1,479)	$(75,081)	$31,057
Class A common stock as a percentage of total shares outstanding, basic	24.12%	8.44%	0.08%
Net income (loss) attributable to Class A stockholders, basic	$(357)	$(6,335)	$23

Numerator, diluted:
Net income (loss) attributable to all stockholders	$(1,479)	$(75,081)	$31,057
Class A common stock as a percentage of total shares outstanding, diluted	24.12%	8.44%	3.11%
Net income (loss) attributable to Class A stockholders, diluted	$(357)	$(6,335)	$965

Denominator, basic and diluted:
Weighted average Class A common stock, basic	35,647	11,096	118
Dilutive effect of common stock equivalents(1), (2)	—	—	3,743
Weighted average Class A common stock, diluted	35,647	11,096	3,861

Net income (loss) per Class A share, basic	$(0.01)	$(0.57)	$0.20
Net income (loss) per Class A share, diluted	$(0.01)	$(0.57)	$0.25

1     For the year ended December 31, 2021, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders because the impact of including them would have been anti-dilutive: 10,422 options (including 294 out-of-the-money options), 490 restricted stock awards, 387 restricted stock units and 29 shares under the ESPP.

2     For the year ended December 31, 2020, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders because the impact of including them would have been anti-dilutive: 7,398 options, 289 restricted stock awards and 27 restricted stock units.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
Class B common stock:	2021	2020	2019
Numerator, basic:
Net income (loss) attributable to all stockholders	$(1,479)	$(75,081)	$31,057
Class B common stock as a percentage of total shares outstanding, basic	75.88%	91.56%	99.92%
Net income (loss) attributable to Class B stockholders, basic	$(1,122)	$(68,746)	$31,034

Numerator, diluted:
Net income (loss) attributable to all stockholders	$(1,479)	$(75,081)	$31,057
Class B common stock as a percentage of total shares outstanding, diluted	75.88%	91.56%	96.89%
Net income (loss) attributable to Class B stockholders, diluted	$(1,122)	$(68,746)	$30,092

Denominator, basic and diluted:
Weighted average Class B common stock, basic	112,133	120,415	120,417
Dilutive effect of common stock equivalents	—	—	—
Weighted average Class B common stock, diluted	112,133	120,415	120,417

Net income (loss) per Class B share, basic	$(0.01)	$(0.57)	$0.26
Net income (loss) per Class B share, diluted	$(0.01)	$(0.57)	$0.25

12.EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

The Company maintains a 401(k) plan that covers eligible employees subject to certain age and length of service requirements. The Company matches up to 3% of eligible compensation during the period in which an eligible participant contributes to the plan. Matching contributions were $4,062, $4,011 and $3,419 for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, a discretionary profit-sharing contribution of 3% of eligible compensation for eligible employees was approved and aggregated $3,994, $4,035 and $3,363 for the years ended December 31, 2021, 2020 and 2019, respectively, and is reflected in accrued salaries and benefits in the consolidated balance sheets.

Long-Term Rewards Plan

The Company had a long-term reward (“LTR”) compensation plan for certain key employees related to growth in certain financial measures over a three-year measurement period (the “Reward Performance Period’), subject to the terms of the plan. After December 31, 2020, no new awards will be granted under the LTR plan as future long-term awards will only be made under the 2020 Plan.

Eligible LTR plan participants received an individual target award opportunity (“Award Opportunity”) for a new three-year Reward Performance Period (i.e., target award grant made in 2019 is for years 2019 through 2021). Compensation earned for growth in the financial measures over each Reward Performance Period is paid in cash in the year following the end of the respective Reward Performance Period, assuming the minimum net income target was achieved in the final year of the Reward Performance Period. Estimated compensation is recorded during each year of a Reward Performance Period (“accrued LTR Award Opportunities”). At December 31, 2021, the Company has two open Reward Performance Periods that would be eligible for payment in 2022 and 2023.

Compensation expense associated with LTR plan was $3,059, 3,027, and $2,462 for the years ended December 31, 2021, 2020 and 2019, respectively. Amounts paid in 2021 and 2020 for the LTR plan was $1,981 and $2,796, respectively. Amounts estimated to be paid in 2022 and 2023 for the LTR plan are $4,060 and $1,778, respectively, which amounts are reflected in deferred compensation, current and deferred compensation, net of current portion, respectively, in the consolidated balance sheet as of December 31, 2021.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Stock-Based Award Plans

On the effective date of the Offering, the Company adopted the 2020 Plan and the ESPP.

The 2020 Plan provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The 2020 Plan provides for the award of stock options, RSAs, RSUs, SARs and other cash compensation. The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common at the ESPP discount through payroll deductions, or through lump sum payments during the initial offering period only (July 28 to November 30, 2020). Amounts withheld or received from participants are reflected in accrued salaries and benefits in the consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering periods ending May 31, 2022 and 2021 aggregated $281 and $246 as of December 31, 2021 and 2020, respectively.

Prior to the adoption of the 2020 Plan, the Company had a SAR plan for the purpose of providing incentives to key members of management and consultants to contribute to the growth and financial success of the Company. As a result of the Offering, SAR participants were offered the option to either redeem their SARs upon the occurrence of the Offering or amend their SARs pursuant to which, upon effectiveness of the 2020 Plan, such SARs would become options to purchase shares of Class A common stock under the 2020 Plan (the “SAR Exchange Offer”). All SAR participants eligible to receive the SAR Exchange Offer accepted and had their outstanding SARs, which aggregated 12,038, converted to options with equivalent terms under the 2020 Plan at the Offering effective date (the “Converted SARs”). This was considered a modification of these SAR awards. The SAR plan was retired (“Retired SAR Plan”) and any future SARs will be granted under the 2020 Plan.

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

2020 Plan

Upon commencement of the 2020 Plan, an aggregate of 16,500 shares of our Class A common stock were available for issuance. The number of shares available for issuance will be increased annually on January 1 of each calendar year beginning in 2021 and ending in and including 2030, equal to the lesser of (i) 4% of the shares of Class A and Class B common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares as determined by the Board. No more than 3,000 shares of Class A common may be issued under the 2020 Plan upon the exercise of incentive stock options. Shares available under the 2020 Plan may consist of authorized but unissued shares, shares purchased on the open market, or treasury shares. If an award under the 2020 Plan expires, lapses or is terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, any unused shares subject to the award will again be available for new grants under the 2020 Plan. Awards granted under the 2020 Plan in substitution for any options or other stock or stock-based awards granted by an entity before the entity’s merger or consolidation with or acquisition by the Company of the entity’s property or stock will not reduce the shares available for grant under the 2020 Plan but will count against the maximum number of shares that may be issued upon the exercise of incentive stock options.

As of December 31, 2021, 6,490 shares of our Class A common were available for issuance under the 2020 Plan. No incentive stock options that would be subject to the 3,000 Class A share limit were issued or outstanding under the 2020 Plan at December 31, 2021.

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

Management continued to record changes in the intrinsic value of the SAR Units in 2020 up to the date on which management determined the Company was considered to have become a public entity. Management measured the change in accounting policy of $2,422 in accordance with ASC 718 during the year ended December 31, 2021, which included $1,299 of vested Converted SARs that were recognized as compensation expense during this period, with the remaining $1,122 of unvested Converted SARs being recognized as compensation expense over the remaining service period of one to five years through 2025. The additional incremental increase in fair value of the Converted SARs after the date on which management was considered to have become a public entity and up to the time of the exchange on the Offering effective date resulting from the modification was recorded as compensation expense. The fair value of the Converted SARs, estimated using the Black-Scholes model, was $197,708, of which $153,366 was vested as of the Offering date. Management recorded additional compensation expense of $57,079 for vested Converted SARs from July 1 to the Offering effective date, which included the $1,299 impact of the change in accounting of vested Converted SARs. The remaining $44,342 of unvested Converted SAR liability, which includes the $1,122 of unvested Converted SARs in connection with the change in accounting policy, will be recognized as compensation expense over the remaining service period of one to five years through 2025. Upon modification, the Converted SARs are no longer being recorded as a liability under ASC 718 and the accumulated liability balance, net of amounts for payment of tax withholding and redemption, was reclassified to stockholders’ equity. No incremental compensation expense arose in connection with the SAR modification.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The assumptions used in the Black-Scholes model to determine the fair value of the Converted SARs on the modification date are as follows:

Fair market value of common stock	$19.00
Volatility	36.7%
Expected term (years)	6.5
Expected dividend yield	—%
Risk-free interest rate	0.4%

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

Prior to the Offering, the weighted average grant date intrinsic value of the SARs on grant date was zero as the Company’s Board granted all awards at a price per share not less than the per share fair value of the Company’s former Class B common stock underlying such awards on the date of grant.

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

Prior to the amendment, the options permitted holders to put their exercised shares back to the Company, thus the options were classified as temporary equity and included in “Options for Redeemable Shares” on the consolidated balance sheets. The Company recorded increases in the value of Options for Redeemable Shares of $51,833 and $2,763 during the years ended December 31, 2020 and 2019, respectively. The option holders’ ability to put the exercised Amended Option shares to the Company in order to attain liquidity was exchanged for the right by the holders to exercise these options and sell the related shares on the NASDAQ exchange. As a result of this put right no longer being applicable, the options were no longer considered temporary equity and were reclassified to stockholders’ equity in the amount of $69,177 during the year ended December 31, 2020.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The following table summarizes activity for the Amended Options for the periods presented:

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
*Options have indefinite contractual lives

Options under 2020 Plan

The following table summarizes activity for options outstanding under the 2020 Plan for the periods presented:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value
Outstanding at January 1, 2020	—	—
Issued in connection with Converted SARs	12,038	$2.76
Issued in connection with Amended Options	3,676	$0.19	*
Total options granted	15,714	$2.16
Forfeited	(156)	$3.29
Exercised	(3,682)	$1.21
2020 Plan options outstanding at December 31, 2020	11,876	$2.44	5.3	$384,883
Granted	779	$23.06
Forfeited	(292)	$4.06
Exercised	(2,863)	$2.04
2020 Plan options outstanding at December 31, 2021	9,500	$4.20	5.2	$110,843
2020 Plan options exercisable at December 31, 2021	6,169	$2.39	3.9	$83,188
*Amended Options have indefinite contractual lives

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The detail of options outstanding, vested and exercisable under the 2020 Plan as of December 31, 2021 is as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)
$0.15 to $0.71	1,854	—	1,854	—
$2.15	462	3.1	462	3.1
$2.50	2,186	4.5	2,186	4.5
$2.67	419	5.2	42	5.1
$3.17	1,196	6.3	446	6.3
$3.73	1,932	7.8	1,061	7.8
$4.70	683	8.1	—	—
$18.47	213	9.9	—	—
$18.96	235	9.6	105	9.6
$19.00	69	9.7	—	—
$32.16	251	9.2	13	9.2
	9,500		6,169

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

The Company issued 779 options under the 2020 Plan during various quarters in 2021. The assumptions used in the Black-Scholes models to determine the value of the options issued during these periods are as follows:

	Option Valuation Period
	Q1 2021	Q2 2021	Q3 2021	Q3 2021	Q4 2021
Fair market value of common stock	$32.16	$17.66	$18.96	$19.00	$18.47
Volatility	36.8%	36.8%	37.1%	37.1%	37.4%
Expected term (years)	6.0	6.0	5.0	5.0	5.0
Expected dividend yield	—%	—%	—%	—%	—%
Risk-free interest rate	0.4%	0.4%	0.8%	0.9%	1.3%

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

At December 31, 2021, $18,742 of unrecognized compensation expense associated with the options and Converted SARs is expected to be recognized over a weighted average period of approximately 2.8 years.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Restricted Stock Units

The following table summarizes RSU activity for the periods presented:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2020	—
Granted	101	$23.80
Total at December 31, 2020	101	23.80
Granted	478	27.07
Vested	(15)	29.67
Forfeited	(34)	25.18
Outstanding at December 31, 2021	530	$26.49

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant. Compensation cost will be recognized on a straight-line basis in the consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. At December 31, 2021, $11,222 of unrecognized compensation cost for RSUs is expected to be recognized over a weighted average period of approximately 3.2 years.

In connection with the Taxamo acquisition, certain continuing employees of Taxamo received RSUs with service and performance conditions. At December 31, 2021, there are 1,007 shares of our Class A common stock (“PSUs”) with an aggregate grant date fair value of $17,779 that will be accounted for as post-acquisition compensation expense over the vesting period if targets are achieved. The performance-based condition will be satisfied upon meeting certain performance targets for the year ended 2023. As of December 31, 2021, it is not probable that these targets will be met, thus no compensation expense has been recorded to date related to these PSUs.

Restricted Stock Awards

The following table summarizes RSA activity for the periods presented:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2020	—
Granted	694	$19.00
Vested	(21)	19.00
Forfeited	(3)	19.00
Outstanding at December 31, 2020	670	19.00
Granted	59	17.66
Vested	(363)	19.00
Forfeited	(40)	19.00
Outstanding at December 31, 2021	326	$18.76

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant. Compensation cost will be recognized on a straight-line basis in the consolidated statements of comprehensive income (loss) over the period during which the participants are required to perform services in exchange

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

for the award, which is generally one to four years. At December 31, 2021, $4,013 of unrecognized compensation cost for RSAs is expected to be recognized over a weighted average period of approximately 1.8 years.

Employee Stock Purchase Plan

The ESPP permits participants to purchase Class A common stock primarily through payroll deductions of up to a specified percentage of their eligible compensation. The maximum number of shares that may be purchased by a participant during any offering period is determined by the plan administrator in advance of each offering period.

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

As of December 31, 2021 and 2020 there was approximately $233 and $218, respectively, of unrecognized ESPP stock-based compensation cost that is expected to be recognized on a straight-line basis over the remaining term of the offering periods ending on May 31 2022 and 2021, respectively.

The fair value of ESPP purchase rights is comprised of the value of the 15% ESPP discount and the value associated with the Call/Put over the ESPP offering period. The value of the Call/Put for the respective offering periods was estimated using the Black-Scholes model with the following assumptions:

	Offering Period Ending
	11/30/2020	5/31/2021	11/30/2021	5/31/2022
Fair market value of common stock	$19.00	$25.83	$18.89	$17.38
Volatility	35.0%	35.1%	35.1%	37.3%
Expected term (years)	0.3	0.5	0.5	0.5
Expected dividend yield	-%	-%	-%	-%
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to stock-based awards and the ESPP as follows:

	For the Year Ended December 31,
	2021	2020	2019
Stock-based compensation expense:
SARs and Converted SARs	$16,023	$143,123	$9,460
Stock options	1,510	—	—
RSUs	2,964	171	—
RSAs	5,126	4,284	—
ESPP	537	326	—
Total stock-based compensation expense	$26,160	$147,904	$9,460

The Company recognized stock-based compensation cost in the consolidated statements of comprehensive income (loss) as follows:

	For the Year Ended December 31,
	2021	2020	2019
Stock-based compensation expense:
Cost of revenues, software subscriptions	$2,336	$14,663	$946
Cost of revenues, services	2,648	21,472	1,419
Research and development	2,620	14,694	946
Selling and marketing	6,371	29,551	1,892
General and administrative	12,185	67,524	4,257
Total stock-based compensation expense	$26,160	$147,904	$9,460

The total recognized tax benefit related to the stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was $14,683, $19,853 and $44, respectively.

13.RELATED PARTIES

During 2019, certain stockholders of the Company repaid non-interest bearing amounts due to the Company of a short-term nature and no amounts were outstanding at December 31, 2020.

14.COMMITMENTS AND CONTINGENCIES

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

15.INCOME TAXES

Prior to revocation of the S-Election on July 27, 2020, the Company had historically been taxed as an S-Corporation for U.S. federal income tax purposes and income tax purposes in most states. As a result, income was not subject to U.S. federal income taxes or state income taxes in those states where the S-Corporation status was recognized. Therefore, previous to July 27, 2020, no provision or liability for federal or state income tax had been provided in the consolidated

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

financial statements except for those states where the S-Corporation status was not recognized, or where states imposed a tax on S-Corporations. The provision for income tax in the historical periods prior to the Offering consisted of these state taxes and taxes from certain foreign jurisdictions where the Company was subject to tax.

Upon revocation of the S-Election, the Company converted to a C-Corporation resulting in tax at the corporate level on net income or losses for subsequent periods. The revocation of the S-Corporation status was treated as a change in tax status resulting in the recording of the deferred tax effects of such change to income from continuing operations on the date the S-Corporation status revoked. The termination of the S-Corporation election had a material impact on the Company’s 2020 results of operations and financial condition. As such, the Company’s income tax provision for periods subsequent to the C-Corporation conversion will not be comparable to periods prior to such conversion.

For U.S. corporate income tax purposes, the Company apportioned its 2020 results between the S-Corporation and C-Corporation periods. This allocation effectively resulted in a blended income tax rate for the 2020 year, as only the C-Corporation net losses were subject to both U.S. federal and state corporate income tax, while the S-Corporation earnings were only subject to tax in those states that tax S-Corporations or do not recognize S-Corporation status.

Deferred income taxes for the year ended December 31, 2020, includes an adjustment for the three months ended September 30, 2020 of $3,856 recorded in connection with the understatement of certain stock award exercise activity in connection with the Company’s Offering, which occurred in such quarter. Refer to Note 1, Revision of Previously Issued Financial Statements.

The components of net income (loss) before income taxes, by geography, are as follows:

	For the Year Ended December 31,
	2021	2020	2019
U.S.	$5,608	$(107,959)	$32,131
Foreign	(9,534)	90	(1,229)
Net income (loss) before income taxes	$(3,926)	$(107,869)	$30,902

Income tax expense (benefit) consists of the following:

	For the Year Ended December 31,
	2021	2020	2019
Current income taxes:
Federal	$—	$—	$—
State and local	155	617	578
Foreign	468	94	115
Total current	623	711	693
Deferred income taxes:
Federal	(1,849)	(27,076)	—
State and local	(7)	(6,491)	(677)
Foreign	(1,214)	68	(171)
Total deferred	(3,070)	(33,499)	(848)
Income tax benefit	$(2,447)	$(32,788)	$(155)

During the year ended December 31, 2021, the Company recognized a $89 income tax expense in accumulated other comprehensive loss relating to recognized gains from foreign currency translation adjustments and revaluations. During the year ended December 31, 2020, the Company recognized a $55 income tax benefit in accumulated other comprehensive loss relating to recognized losses from foreign currency translation adjustments and revaluations.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The reconciliation of the effective tax rate to tax at the statutory rates for the years ended December 31 is as follows:

	2021		2020		2019
	Total	Tax Rate	Total	Tax Rate	Total	Tax Rate
Pretax net (loss) income	$(3,926)		$(107,869)		$30,902
Taxes:
U.S. federal income tax at statutory rate	$(825)	21.0%	$(22,652)	21.0%	$6,489	21.0%
State income taxes	678	(17.3)%	(1,811)	1.7%	(98)	(0.3)%
Tax effect of S-Corporation status	—	—%	21,325	(19.8)%	(6,489)	(21.0)%
Impact of change in tax status	—	—%	(25,396)	23.5%	—	—%
Stock-based compensation expense	(4,550)	115.9%	(5,809)	5.4%	—	—%
Impact of foreign operations	954	(24.3)%	(56)	0.1%	(57)	(0.2)%
Return to provision adjustments	(464)	11.8%	—	—%	—	—%
Transaction costs	1,082	(27.6)%	—	—%	—	—%
US taxation of foreign earnings	144	(3.7)%	81	(0.1)%	—	—%
Nondeductible compensation	682	(17.4)%	883	(0.8)%	—	—%
Tax credits	(488)	12.4%	(44)	0.0%	—	—%
Change in valuation allowance	373	(9.5)%	109	(0.1)%	—	—%
Profit sharing deduction	(46)	1.2%	—	—%	—	—%
Other permanent items, net	13	(0.2)%	582	(0.5)%	—	—%
Taxes and effective tax rate	$(2,447)	62.3%	$(32,788)	30.4%	$(155)	(0.5)%

The effective tax rate in 2021 increased to 62.3% from 30.4% in 2020. The income tax benefit in 2021 was primarily driven by exercises and vestings of stock awards partially offset by the unfavorable impact of limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m) and acquisition costs.

The effective tax rate in 2020 increased to 30.4% from 0.5% in 2019. For the year ended December  31, 2020, the Company recorded a $25,396 deferred tax benefit related to the remeasurement of its U.S. deferred tax assets and liabilities due to the change in tax status from an S-Corporation to a C-Corporation.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	As of December 31,
Deferred tax assets:	2021	2020
Deferred revenue	$3,788	$3,189
State operating loss carry forwards	3,894	2,595
Federal and foreign loss carry forwards	21,617	13,388
Accrued expenses	2,023	2,324
Accrued variable compensation	3,110	3,414
Deferred and stock-based compensation	24,971	29,188
Operating lease liabilities	7,204	2,429
Tax credits	532	44
Other	53	303
Deferred tax assets	67,192	56,874
Valuation allowance	(1,839)	(1,507)
Total deferred tax assets	65,353	55,367
Deferred tax liabilities:
Depreciation and amortization	(26,269)	(19,998)
Prepaid expenses	(1,329)	(1,557)
Right of use asset	(5,120)	—
Total deferred tax liabilities	(32,718)	(21,555)
Net deferred tax asset	$32,635	$33,812

Classification in the consolidated balance sheets:
Deferred income tax asset	$35,298	$33,830
Deferred other liabilities	(2,663)	(18)
Net deferred tax asset	$32,635	$33,812

At December 31, 2021, the Company has available U.S. federal operating loss carry forwards of $89,594, and U.S. state operating loss carry forwards of $71,013. The federal operating loss will carryforward indefinitely and the state operating loss will expire at varying dates beginning in 2028. The Company also has $532 of federal tax credits available that begin to expire in 2040. Management expects to fully use these U.S. federal and U.S. state operating loss and credit carry forwards.

At December 31, 2021, the Company has available foreign operating losses of approximately $15,318, which carry forward indefinitely. In addition, the Company has $55 of foreign non-operating losses, which carry forward indefinitely. A valuation allowance for a portion of the foreign operating and all of the foreign non-operating losses are recorded at December 31, 2021 and 2020.

At December 31, 2021 and 2020, the Company has a valuation allowance of ($1,839) and ($1,507), respectively, primarily against certain net deferred tax assets, including losses, in foreign jurisdictions. The net increase in the total valuation allowance of ($322) during December 31, 2021 primarily related to the recording of a valuation allowance on net deferred tax assets in a foreign jurisdiction that, in the judgment of management, are not more likely than not to be realized, as well as changes in foreign exchange rates. The net increase in the valuation allowance of ($1,461) during December 31, 2020, primarily related to recognizing valuation allowances through purchase accounting related to net operating losses associated with Systax.

The Company does not assert any earnings to be permanently reinvested with respect to the undistributed earnings of its foreign subsidiaries.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which the Company operates. Under applicable U.S. federal statutes, tax years ended December 31, 2018 through December 31, 2021 remain subject to examination. Under applicable statutes, state and foreign corporate tax returns filed for the Company and its respective foreign subsidiaries for years ended December 31, 2016 through December 31, 2021 remain subject to examination by the respective authorities.

16.SUBSEQUENT EVENTS

On March 8, 2022, the Company entered into the Second Amendment to Credit Agreement (the “Second Amendment”), with a banking syndicate, which amended the Credit Agreement providing for, among other modifications, (a) a new term loan in the aggregate amount of $50,000 (the “New Term Loan”), (b) an extension of the maturity date of the revolving facility from March 2025 to March 2027, (c) an upsize in the revolving credit commitment to an aggregate amount of $200,000 (the “Amended Line of Credit”), (d) the Company’s option to select an applicable interest rate at either the bank base rate plus an applicable margin (the “New Base Rate Option”) or term SOFR plus an applicable margin (the “Term SOFR Option”), (e) modifications to the financial covenant performance levels which determine applicable margins and (f) modifications to certain covenants and events of default. As of the date we entered into the Second Amendment, the applicable margin with respect to the New Base Rate Option and Term SOFR Option applicable to the Amended Line of Credit and New Term Loan borrowings were 0.00% and 1.00%, respectively.

Net proceeds from the New Term Loan shall be used to fund ongoing working capital, capital expenditures, permitted distributions, permitted acquisitions and general corporate purposes of the Company and its subsidiaries. The New Line of Credit had no outstanding borrowings at March 16, 2022.