Form 10-Q
period 2022-03-31
Vertex, Inc.
filed 2022-05-10
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of May 6, 2022, the registrant had 42,582,525 shares of Class A common stock, $0.001 par value per share, and 106,807,000 shares of Class B common stock, $0.001 par value per share, outstanding.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other sections of this Quarterly Report on Form 10-Q, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements, and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2022 and December 31, 2021

(Amounts in thousands, except per share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$97,340	$73,333
Funds held for customers	25,899	24,873
Accounts receivable, net of allowance of $8,450 and $9,151, respectively	75,807	76,929
Prepaid expenses and other current assets	21,513	20,536
Total current assets	220,559	195,671
Property and equipment, net of accumulated depreciation	102,228	98,390
Capitalized software, net of accumulated amortization	33,053	33,442
Goodwill and other intangible assets	272,633	272,702
Deferred commissions	11,679	12,555
Deferred income tax asset	34,554	35,298
Operating lease right-of-use assets	19,644	20,249
Other assets	3,158	1,900
Total assets	$697,508	$670,207

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,250	$—
Accounts payable	14,578	13,000
Accrued expenses	27,286	22,966
Tax sharing agreement distributions payable	—	536
Customer funds obligations	24,507	23,461
Accrued salaries and benefits	13,992	16,671
Accrued variable compensation	9,917	26,462
Deferred compensation, current	4,202	4,202
Deferred revenue, current	235,236	237,344
Current portion of operating lease liabilities	4,145	3,933
Current portion of finance lease liabilities	286	284
Deferred purchase consideration, current	19,905	19,805
Purchase commitment and contingent consideration liabilities, current	1,258	468
Total current liabilities	356,562	369,132
Deferred compensation, net of current portion	2,056	1,963
Deferred revenue, net of current portion	10,479	11,666
Debt, net of current portion	48,554	—
Operating lease liabilities, net of current portion	23,360	24,320
Finance lease liabilities, net of current portion	68	68
Deferred purchase consideration, net of current portion	9,519	19,419
Purchase commitment and contingent consideration liabilities, net of current portion	12,152	10,829
Deferred other liabilities	1,927	2,726
Total liabilities	464,677	440,123
Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 42,561 and 42,286 shares issued and outstanding, respectively	42	42
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 106,807 shares issued and outstanding	107	107
Additional paid in capital	227,751	222,621
Retained earnings	24,477	24,811
Accumulated other comprehensive loss	(19,546)	(17,497)
Total stockholders' equity	232,831	230,084
Total liabilities and stockholders' equity	$697,508	$670,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive (Loss) Income

For the three months ended March 31, 2022 and 2021

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021

	(unaudited)
Revenues:
Software subscriptions	$97,131	$83,280
Services	17,853	14,956
Total revenues	114,984	98,236
Cost of revenues:
Software subscriptions	32,913	25,590
Services	11,953	11,343
Total cost of revenues	44,866	36,933
Gross profit	70,118	61,303
Operating expenses:
Research and development	9,633	11,459
Selling and marketing	27,452	20,150
General and administrative	28,757	24,852
Depreciation and amortization	2,960	2,827
Other operating expense (income), net	848	(129)
Total operating expenses	69,650	59,159
Income from operations	468	2,144
Interest (income) expense, net	(6)	535
Income before income taxes	474	1,609
Income tax expense (benefit)	808	(679)
Net (loss) income	(334)	2,288
Other comprehensive loss from foreign currency translation adjustments and revaluations, net of tax	2,049	977
Total comprehensive (loss) income	$(2,383)	$1,311

Net (loss) income attributable to Class A stockholders, basic	$(95)	$413
Net (loss) income per Class A share, basic	$(0.00)	$0.02
Weighted average Class A common stock, basic	42,349	26,458
Net (loss) income attributable to Class A stockholders, diluted	$(95)	$550
Net (loss) income per Class A share, diluted	$(0.00)	$0.01
Weighted average Class A common stock, diluted	42,349	38,003

Net (loss) income attributable to Class B stockholders, basic	$(239)	$1,875
Net (loss) income per Class B share, basic	$(0.00)	$0.02
Weighted average Class B common stock, basic	106,807	120,117
Net (loss) income attributable to Class B stockholders, diluted	$(239)	$1,738
Net (loss) income per Class B share, diluted	$(0.00)	$0.01
Weighted average Class B common stock, diluted	106,807	120,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2022 and 2021 (unaudited)
(Amounts in thousands)

							Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional		Other	Total
	Class A	Common	Class B	Common	Paid In	Retained	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2021	26,327	$26	120,117	$120	$206,541	$25,782	$(3,127)	$229,342
ASC 842 transition adjustment	—	—	—	—	—	508	—	508
Exercise of stock options, net	640	1	—	—	(6,998)		—	(6,997)
Shares issued upon vesting of Restricted Stock Units, net	5	—	—	—	(34)		—	(34)
Stock-based compensation expense	—	—	—	—	6,302		—	6,302
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—		(977)	(977)
Net income	—	—	—	—	—	2,288	—	2,288
Balance, March 31, 2021	26,972	$27	120,117	$120	$205,811	$28,578	$(4,104)	$230,432

							Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional		Other	Total
	Class A	Common	Class B	Common	Paid In	Retained	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2022	42,286	$42	106,807	$107	$222,621	$24,811	$(17,497)	$230,084
Exercise of stock options, net	272	—	—	—	278	—	—	278
Shares issued upon vesting of Restricted Stock Units, net	3	—	—	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	—	—	4,867	—	—	4,867
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(2,049)	(2,049)
Net loss	—	—	—	—	—	(334)	—	(334)
Balance, March 31, 2022	42,561	$42	106,807	$107	$227,751	$24,477	$(19,546)	$232,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2022 and 2021
(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021

	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(334)	$2,288
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,906	8,816
Provision for subscription cancellations and non-renewals, net of deferred allowance	(279)	379
Amortization of deferred financing costs	53	53
Change in fair value of contingent consideration liability	700	—
Write-off of deferred financing costs	372	—
Stock-based compensation expense	4,933	6,543
Deferred income tax (benefit) provision	62	(615)
Non-cash operating lease costs	622	998
Other	412	(14)
Changes in operating assets and liabilities:
Accounts receivable	2,688	13,810
Prepaid expenses and other current assets	(1,091)	(13,437)
Deferred commissions	875	50
Accounts payable	1,555	2,258
Accrued expenses	3,806	(3,048)
Accrued and deferred compensation	(19,254)	(14,966)
Deferred revenue	(3,718)	(5,046)
Operating lease liabilities	(763)	(1,519)
Other	(950)	485
Net cash provided by (used in) operating activities	2,595	(2,965)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(474)	(6,100)
Property and equipment additions	(13,873)	(6,195)
Capitalized software additions	(2,912)	(2,221)
Net cash used in investing activities	(17,259)	(14,516)
Cash flows from financing activities:
Net increase (decrease) in customer funds obligations	1,046	(438)
Proceeds from term loan	50,000	—
Payments for deferred financing costs	(993)	—
Payments for taxes related to net share settlement of stock-based awards	(337)	(7,178)
Proceeds from exercise of stock options	600	147
Distributions under Tax Sharing Agreement	(536)	—
Payments of finance lease liabilities	—	(671)
Payments for deferred purchase commitments	(10,000)	—
Net cash provided by (used in) financing activities	39,780	(8,140)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(83)	(226)
Net increase (decrease) in cash, cash equivalents and restricted cash	25,033	(25,847)
Cash, cash equivalents and restricted cash, beginning of period	98,206	312,273
Cash, cash equivalents and restricted cash, end of period	$123,239	$286,426
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$97,340	$277,681
Restricted cash—funds held for customers	25,899	8,745
Total cash, cash equivalents and restricted cash, end of period	$123,239	$286,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Vertex, Inc. (“Vertex”) and its consolidated subsidiaries and variable interest entities (“VIE”) (collectively, the “Company”) operate as solutions providers of state, local and value added tax calculation, compliance and analytics, offering software products which are sold through software license and software as a service (“cloud”) subscriptions. The Company also provides implementation and training services in connection with its software license and cloud subscriptions, transaction tax returns outsourcing, and other tax-related services. The Company sells to customers located throughout the United States of America (“U.S.”) and internationally.

Basis of Consolidation

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of the Company. All intercompany transactions have been eliminated in consolidation.

The Company has a 65% equity interest in Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software. Systax is considered a Variable Interest Entity given that the equity investors, as a group, lack the characteristics of a controlling financial interest. Vertex includes Systax in the condensed consolidated financial statements as Vertex is the primary beneficiary of the equity interests in Systax and participates significantly in the variability in the fair value of Systax’s net assets.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the SEC on March 16, 2022. The interim condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements included in the 2021 Annual Report. The accompanying interim condensed consolidated balance sheet as of March 31, 2022, the interim condensed consolidated statements of comprehensive (loss) income, changes in stockholders’ equity and cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.

Segments

The Company operates its business as one operating segment. For the three months ended March 31, 2022 and 2021, approximately 5% and 5%, respectively, of the Company’s revenues were generated from customers located outside the U.S. As of March 31, 2022 and December 31, 2021, $852 and $699, respectively, of the Company’s property and equipment assets were held outside of the U.S.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
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

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses during the reporting period. Significant estimates used in preparing these condensed consolidated financial statements include: (i) the estimated allowance for subscription cancellations, (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) the reserve for self-insurance, (iv) assumptions related to achievement of technological feasibility for software developed for sale, (v) product life cycles, (vi) estimated useful lives and potential impairment of long-lived assets and intangible assets, (vii) potential impairment of goodwill, (viii) determination of the fair value of tangible and intangible assets acquired, liabilities assumed and consideration transferred in acquisitions, (ix) amortization period of material rights and deferred commissions (x) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of stock-based compensation awards, (xi) measurement of future purchase commitment, contingent consideration liabilities and deferred purchase consideration liabilities associated with acquisitions, and (xii) the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements or tax returns. Actual results may differ from these estimates.

Software Development Costs

Internal-Use Software

The Company follows Accounting Standard Codification (“ASC”) 350-40, Goodwill and Other, Internal-Use Software, to account for development costs incurred for the costs of computer software developed or obtained for internal use. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Internal-use software is included in internal-use software developed in property and equipment in the condensed consolidated balance sheets once available for its intended use and is depreciated over periods between 3 to 5 years. Depreciation expense for internal-use software utilized for cloud-based customer solutions and for software for internal systems and tools is included in cost of revenues, software subscriptions and depreciation and amortization expense, respectively, in the condensed consolidated statements of comprehensive (loss) income.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Software Developed for Sale

The costs incurred for the development of computer software to be sold, leased, or otherwise marketed are capitalized in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed, when technological feasibility has been established. Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods between three to five years and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive (loss) income. Capitalized software costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies at least annually at December 31, and whenever events or circumstances make it more likely than not that impairment may have occurred.

Business Combinations

Upon acquisition of a company, the Company determines if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, liabilities assumed, consideration transferred and amounts attributed to noncontrolling interests, are recorded at fair value. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired, liabilities assumed, consideration transferred, and amounts attributed to noncontrolling interests at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these amounts. The determination of the fair values is based on estimates and judgments made by management. The Company’s estimates of fair value are based upon assumptions it believes to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments to these values as of the acquisition date are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired, liabilities assumed, consideration transferred and noncontrolling interests is received, and is not to exceed one year from the acquisition date (the “Measurement Period”). Thus the Company may record adjustments to the fair value of these tangible and intangible assets acquired, liabilities assumed, consideration transferred and noncontrolling interests, with the corresponding offset to goodwill during this Measurement Period. Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided the Company is within the Measurement Period, with any adjustments to amortization of new or previously recorded identifiable intangibles being recorded to the condensed consolidated statements of comprehensive (loss) income in the period in which they arise. In addition, if outside of the Measurement Period, any subsequent adjustments to the acquisition date fair values are reflected in the condensed consolidated statements of comprehensive (loss) income in the period in which they arise.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. The Company evaluates goodwill for impairment annually at October 1st, and whenever events or circumstances make it more likely than not that impairment may have occurred.

Deferred Financing Costs

The Company capitalizes costs related to obtaining, renewing or extending loan agreements and amortizes these costs on a straight-line basis, which approximates the effective interest method, over the life of the loan. Deferred financing costs related to term loans outstanding are reflected as a reduction of current portion of long-term debt and long-term debt net of current portion in the condensed consolidated balance sheets. Deferred financing costs related to undrawn debt are reflected in other assets in the condensed consolidated balance sheets.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Stock-Based Compensation

The Company has stock awards issued under the 2020 Incentive Award Plan (the “2020 Plan”) and the 2020 Employee Stock Purchase Plan (the “ESPP”). The awards are subject to, and the Company applies, the guidance set forth in ASC 718, Compensation—Stock Compensation, for the award of equity-based instruments. The provisions of ASC 718 require a company to measure the fair value of stock-based compensation as of the grant date of the award. Stock-based compensation expense reflects the cost of employee services received in exchange for the awards. The Company has elected to recognize award forfeitures as they occur.

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

Nature of goods and services

Licenses for on-premise software subscriptions provide the customer with a right to use the software as it exists when made available to the customer. Customers purchase a subscription to these licenses, which includes the related software and tax content updates (collectively “updates”) and product support. The updates and support, which are part of the subscription agreement, are essential to the continued utility of the software; therefore, the Company has determined the software and the related updates and support to be a single performance obligation. Accordingly, when on-premise software is licensed, the revenue associated with this combined performance obligation is recognized ratably over the license term as these performance obligations are satisfied over the duration of the license term. Revenue recognition begins on the later of the beginning of the subscription period or the date the software is made available to the customer to download. Prior to January 1, 2022, certain on-premise software subscription prices in the initial subscription year were higher than standard renewal prices. The excess initial year price over the renewal price (“new sale premium”) is a material right that provides customers with the right to this reduced renewal price. The Company recognizes revenue associated with this material right over the estimated period of benefit to the customer, which is generally three years. Effective January 1, 2022, the Company changed the pricing structure for on-premise software so the initial year price and renewal prices were consistent, thus removing the material right for transactions after this date. The material right for applicable transactions prior to this pricing change will continue to be recognized over the estimated period of benefit to the customer.

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

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

Cost of revenues

Cost of revenues, software subscriptions includes the direct cost to maintain, host and distribute software products, the direct cost to provide customer support, the direct cost to maintain tax content and depreciation and amortization of costs of capitalized software, acquired intangibles, and internal-use software utilized for cloud-based subscriptions. Cost of revenues, services includes the direct costs of implementation, training, transaction tax returns outsourcing and other tax-related services.

Reimbursable costs

Reimbursable costs passed through and invoiced to customers of the Company are recorded as services revenues with the associated expenses recorded as cost of revenues, services in the condensed consolidated statements of comprehensive (loss) income.

Income Taxes

Vertex accounts for income taxes using the asset and liability method. The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company’s condensed consolidated financial statements and tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The effects of future changes in tax laws or rates are not anticipated. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process whereby: (i) management determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (ii) for those tax positions that meet the more likely than not recognition threshold, management recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records interest related to underpayment of income taxes as interest expense and penalties as other operating expenses in the condensed consolidated comprehensive statements of (loss) income.

The impact as a result of the application of ASC 740 is reflected in the condensed consolidated financial statements. The Company assesses its income tax positions and records tax benefits or expense based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. Variations in the actual outcome of these future tax consequences could materially impact the condensed consolidated financial statements.  The Company’s effective income tax rate is based on estimated income for the year, the estimated composition of the income/losses in different jurisdictions, and discrete adjustments in the applicable quarterly periods.  Potential discrete adjustments generally include tax charges or benefits related to stock-based compensation and changes in tax legislation, among other items.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The Company’s effective income tax rate was 171% and (42%) for the three months ended March 31, 2022, and 2021, respectively.  For the three months ended March 31, 2022, the effective income tax rate was higher than the US federal statutory rate primarily due to foreign losses benefited at lower rates, shortfall in tax benefits related to stock-based compensation, and limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m) (“Section 162(m)”).  For the three months ended March 31, 2021, the effective income tax rate was lower than the U.S. federal statutory rate primarily due to excess tax benefits related to stock-based compensation, offset by limitations on deductions of certain employees’ compensation under Section 162(m).

The Tax Cuts and Jobs Act of 2017 generally requires taxpayers to capitalize research and experimental expenditures effective for tax years beginning after December 31, 2021, and amortize the capitalized costs over a period of five or 15 years depending on where the research is conducted.  The latest versions of the proposed Build Back Better Act delay the effective date on which these expenditures are required to be capitalized. However, it is unclear if this act will pass in its current form or if any other legislation might be enacted to defer or repeal the effective date of capitalization.  If the capitalization requirement is not deferred or repealed, the Company expects the capitalization of research and experimental expenditures to increase its current U.S. federal and state income tax expense.

Supplemental Balance Sheet Disclosures

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of March 31,	As of December 31,
	2022	2021
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$9,572	$8,903
Prepaid insurance	2,070	3,348
Prepaid licenses and support	9,871	8,285
Prepaid expenses and other current assets	$21,513	$20,536

Accrued expenses:
Accrued general expenses	$14,027	$10,771
Accrued contract labor and professional fees	10,668	9,688
Accrued income and other taxes	2,591	2,507
Accrued expenses	$27,286	$22,966

Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures are as follows for the respective periods:

	For three months ended March 31,
	2022	2021

	(unaudited)
Cash paid for:
Interest	$443	$69
Income taxes, net of refunds	$67	$132
Operating cash flows from operating leases	$1,066	$1,320
Operating cash flows from finance leases	$—	$28

Non-cash investing and financing activities:
Purchase commitment and contingent consideration liabilities	$700	$2,200
Leased assets obtained in exchange for new finance lease liabilities	$—	$173

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Recently Issued Accounting Pronouncements

As an “emerging growth company,” the Jumpstart Our Business Startups Act allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to delay adoption of certain new or revised accounting standards. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

Deferred Revenue

In October 2021, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (“ASU 2021-08”). ASU 2021-08 provides specific guidance on how to recognize and measure contract assets and contract liabilities related to revenue contracts with customers acquired in a business combination. This will align the accounting for these acquired contracts to the accounting for revenue contracts originated by the acquirer and will provide more comparable information to investors and other financial statement users seeking to better understand the financial impact of these acquisitions. ASU 2021-08 will be effective for public entities with fiscal years beginning after December 15, 2022, and for all other entities with fiscal years beginning after December 15, 2023, with early adoption permitted. ASU 2021-08 will be applied prospectively to business combinations occurring on or after the applicable effective date. The Company is currently evaluating the impact this guidance will have on the Company’s condensed consolidated financial statements.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of the cononavirus disease 2019 (“COVID-19”) to be a pandemic. The COVID-19 pandemic is continuing to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. To protect the health and well-being of Company employees and customers, substantial modifications were made to employee travel policies, and our offices were closed, and remained closed through March 31, 2022, with employees directed to work from home. Although conferences and other marketing events were cancelled or shifted to virtual-only at the outset, some such events have started to shift to on-site and the Company has begun to participate in on-site events in addition to virtual, based on the event, through March 31, 2022.  The COVID-19 pandemic has impacted, and may continue to impact, Company operations, including employees, customers and partners, and there is substantial uncertainty regarding the nature and degree of its continued effects over time.

The Company did not experience any significant reductions in sales, revenues or collections through March 31, 2022 as a result of COVID-19. The ongoing uncertainty caused by the COVID-19 pandemic could, however, impact Company billings to new customers for the remainder of 2022, and may also negatively impact Company efforts to expand revenues from existing customers as they continue to evaluate certain long-term projects and budget constraints. In addition to the potential impact on sales, the Company may see delays in collections during 2022 as customers continue to adjust their operating protocols to accommodate implementation of new criteria to protect the health and well-being of their employees and customers. However, these delays are not expected to materially impact the business, and thus the Company has not recorded additional credit losses associated with the allowance for doubtful accounts in connection with any delays. The Company believes it has ample liquidity and capital resources to continue to meet its operating needs and to service debt and other financial obligations.

The extent to which the COVID-19 pandemic impacts the business going forward will depend on numerous evolving factors that cannot reliably be predicted, including the ongoing duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity, including the possibility of recession, inflation or financial market instability. These factors may adversely impact consumer, business and government spending on technology as well as customers’ ability to pay for Company products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including estimated allowance for subscription cancellations, product life cycles and estimated lives of long-lived assets.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

2.     REVENUE RECOGNITION

See Note 1 – Summary of Significant Accounting Policies for a description of the Company’s revenue recognition accounting policy.

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended March 31,
	2022	2021

	(unaudited)
Software subscriptions:
Software licenses	$58,857	$56,350
Cloud subscriptions	38,274	26,930
Software subscriptions	97,131	83,280
Services	17,853	14,956
Total revenues	$114,984	$98,236

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) $8,450 and $9,151 at March 31, 2022 and December 31, 2021, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the three months ended March 31, 2022	For the year ended December 31, 2021
	(unaudited)
Balance, beginning of period	$76,929	$77,159
Balance, end of period	75,807	76,929
Decrease, net	$(1,122)	$(230)

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period or over the amortization period of material rights. Deferred revenue is reflected net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $6,098 and $6,537 at March 31, 2022 and December 31, 2021, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended March 31,
	2022		2021
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, January 1	$(9,151)		$(8,592)
Allowance balance, March 31	(8,450)		(8,059)
Change in allowance		$(701)		$(533)
Deferred allowance balance, January 1	6,537		6,432
Deferred allowance balance, March 31	6,098		5,515
Change in deferred allowance		439		917
Net amount charged to revenues		$(262)		$384

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets.

The tables provide information about the balances of and changes to deferred revenue for the following periods:

	As of March 31,	As of December 31,
	2022	2021
	(unaudited)
Balances:
Deferred revenue, current	$235,236	$237,344
Deferred revenue, non-current	10,479	11,666
Total deferred revenue	$245,715	$249,010

	For the three months ended March 31,
	2022	2021

	(unaudited)
Changes to deferred revenue:
Beginning balance	$249,010	$222,262
Additional amounts deferred	111,689	94,107
Revenues recognized	(114,984)	(98,236)
Ending balance	$245,715	$218,133

Contract costs

Deferred sales commissions earned by the Company’s sales force and certain sales incentive programs and vendor referral agreements are considered incremental and recoverable costs of obtaining a contract with a customer. An asset is recognized for these incremental contract costs and reflected as deferred commissions in the condensed consolidated balance sheets. These contract costs are amortized on a straight-line basis over a period consistent with the transfer of the associated product and services to the customer, which is generally three years. Amortization of these costs are included in selling and marketing expense in the condensed consolidated statements of comprehensive (loss) income. The Company periodically reviews these contract assets to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these assets. There were no impairment losses recorded for the periods presented.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The table provides information about the changes to contract cost balances as of and for the following periods:

	For the three months ended March 31,
	2022	2021

	(unaudited)
Changes to deferred commissions:
Beginning balance	$12,555	$11,743
Additions	1,750	2,058
Amortization	(2,626)	(2,108)
Ending balance	$11,679	$11,693

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

The preliminary purchase price was $99,218 as of the acquisition date consisting of (i) $59,720 of cash paid at closing, partially offset by $1,899 of LCR-Dixon cash received in the acquisition, resulting in net cash consideration at closing of $57,821, (ii) $474 cash paid related to the final determination of LCR-Dixon’s cash and net working capital as of the acquisition date (the “Post-closing Adjustment”) and (iii) non-interest bearing deferred payments aggregating $40,000 to be paid in four equal installments of $10,000 every six-months beginning March 2022 and ending September 2023, net of a discount of $976 (the “deferred purchase consideration”). Cash consideration was funded from available cash on hand. The discount recorded as a reduction of the deferred purchase consideration will be recorded as interest expense over the payment period using the effective interest method. The deferred purchase consideration, net of discount, is included in current liabilities and long-term liabilities in the condensed consolidated balance sheets at (i) $19,905 and $9,519, respectively, at March 31, 2022, and (ii) $19,805 and $19,419, respectively, at December 31, 2021.

The Post-closing Adjustment payment of $474 was made to the LCR-Dixon sellers in January 2022 based on the final determination of LCR-Dixon’s cash and net working capital as of the acquisition date. The following table summarizes the preliminary purchase price, including the Post-closing Adjustment, for LCR-Dixon:

As of Acquisition Date
Cash paid at closing	$59,720
Cash paid for Post-closing adjustment	474
Fair value of deferred purchase consideration	39,024
Total	$99,218

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The Company does not have a preliminary estimate of identifiable intangible assets as of the acquisition date. A third-party expert has been engaged to assist in the valuation of identifiable intangible assets and deferred payments as part of the acquisition. Any subsequent adjustments to the preliminary values not associated with determination of their fair values on the acquisition date will be recorded in the condensed consolidated statements of comprehensive (loss) income in the period in which the adjustment is identified.

The Company and LCR-Dixon had a pre-existing relationship in the form of a royalty agreement at the acquisition date. The Company owed LCR-Dixon royalties in connection with licenses sold by the Company to end users when collected by the Company from end users (the “Royalty Agreement”). The Royalty Agreement terminated upon consummation of the acquisition and the Company wrote-off $252 of royalties payable to LCR-Dixon with an offset to goodwill. The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as recorded in the Company’s condensed consolidated balance sheet as of the acquisition date:

As of Acquisition Date
Cash and cash equivalents	$1,899
Accounts receivable	1,437
Prepaid expenses and other current assets	326
Property and equipment	4
Goodwill	97,442
Accounts payable	(19)
Accrued expenses	(306)
Accrued compensation	(1,746)
Deferred revenue	(71)
Total	$98,966

The Company has included the financial results of LCR-Dixon in the condensed consolidated statement of comprehensive (loss) income from the date of acquisition. The transaction costs associated with the acquisition were not significant.

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The following table summarizes the Company’s Fair Value Hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of March 31, 2022 (unaudited)	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$10,704	$10,704	$—	$—
Tellutax Contingent Consideration	$(3,200)	$—	$—	$(3,200)
Foreign currency forward contracts	$656	$—	$656	$—

	Fair Value Measurements Using
As of December 31, 2021	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$10,703	$10,703	$—	$—
Tellutax Contingent Consideration	$(2,500)	$—	$—	$(2,500)
Foreign currency forward contracts	$(62)	$—	$(62)	$—

Tellutax Contingent Consideration

On January 25, 2021, the Company executed an Asset Purchase Agreement with Tellutax LLC, a Portland, Oregon-based edge computing technology startup (“Tellutax”), to acquire substantially all of Tellutax’s assets (the “Tellutax acquisition”). Cash consideration paid for the acquisition was $6,100, funded through cash on hand. The Tellutax acquisition entitles the sellers to contingent consideration if sales targets are met during a period of time following the acquisition (the “Tellutax Contingent Consideration”).  The estimated fair value of the Tellutax Contingent Consideration as of the acquisition date of January 25, 2021 was $2,200.

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

The fair value analysis of the Tellutax Contingent Consideration was updated as of March 31, 2022, resulting in an adjustment to increase the carrying value to $3,200, from $2,500 at December 31, 2021. A fair value adjustment of $700 was recorded in other operating expense (income), net for the three months ended March 31, 2022. At March 31, 2022 the Tellutax Contingent Consideration of $800 and $2,400 is included in purchase commitment and contingent consideration liabilities, current and purchase commitment and contingent consideration liabilities, net of current portion, respectively, in the condensed consolidated balance sheets.  At December 31, 2021, the Tellutax Contingent Consideration of $2,500 is included in purchase commitment and contingent consideration liabilities, net of current portion in the condensed consolidated balance sheets.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Tellutax Contingent Consideration fair value as of March 31, 2022, December 31, 2021 and the acquisition date, and unobservable inputs used for the Monte Carlo Simulation valuation were as follows:

	March 31, 2022 (unaudited)
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$(3,200)	Monte Carlo Simulation	Revenue volatility	85.0%
			Revenue discount rate	21.4%
			Term (in years)	2.9

	December 31, 2021
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$(2,500)	Monte Carlo Simulation	Revenue volatility	95.0%
			Revenue discount rate	20.0%
			Term (in years)	3.6

	January 25, 2021
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$(2,200)	Monte Carlo Simulation	Revenue volatility	95.0%
			Revenue discount rate	20.3%
			Term (in years)	4.3

Changes in the fair value of Tellutax Contingent Consideration during the three months ended March 31, 2022 were as follows:

Tellutax
Contingent
Consideration
(unaudited)
Balance, January 1, 2022	$(2,500)
Fair value adjustments	(700)
Balance, March 31, 2022	$(3,200)

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

Non-recurring Fair Value Measurements

Deferred purchase consideration  associated with the LCR-Dixon acquisition was $29,424 and $39,224 at March 31, 2022 and December 31, 2021, respectively.  See Note 3 - Business Combinations for additional information on such amounts.

On January 7, 2020, the Company acquired a 60% equity interest in Systax, a provider of Brazilian transaction tax content and software. On the acquisition date, the Company had a contractual purchase commitment to acquire the remaining 40% equity interest from the original Systax Quotaholders incrementally between 2021 through 2024. Future purchase commitment payments for these incremental acquisition amounts are based on a multiple of Systax revenue and earnings before interest, depreciation, amortization and income taxes (“EBITDA”) performance at the end of 2020, 2022 and 2023, whereby the Company will have full ownership after the final transaction in 2024. Management determined these future purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. The fair value of the Purchase Commitment Liability at the acquisition date was finalized

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

to be $12,592. This amount will fluctuate as a result of changes in foreign currency exchange rates and is reflected in purchase commitment and contingent consideration liabilities in the condensed consolidated balance sheets, with such changes in exchange rates being reflected in other comprehensive loss or income in the condensed consolidated statements of comprehensive (loss) income. Adjustments to the settlement date value that arise as a result of remeasurement at future balance sheet dates will be recorded as interest expense related to financing costs in the condensed consolidated statements of comprehensive income or loss in the period the change is identified. No such adjustments have been recorded through March 31, 2022.

The Company acquired an additional 5% equity interest of Systax in April 2021 for $788, increasing the Company’s equity interest in Systax to 65% as of December 31, 2021. The remaining Purchase Commitment Liability of $9,752 and $8,329 is included in purchase commitment and contingent consideration liabilities, net of current portion in the condensed consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively.

The carrying amounts of both the LCR-Dixon deferred purchase consideration and the Systax Purchase Commitment Liability amounts discussed above approximated their respective fair values at such dates and are considered Level 3 non-recurring fair value measurements.

Derivative Instruments

We may periodically enter into derivative contracts to reduce our exposure to foreign currency exchange rates. Historically we have not designated derivative contracts as hedges. Such derivative contracts are typically designed to manage specific risks according to our strategies, which may change from time to time.

We entered into a series of foreign currency forward contracts to reduce our exposure to adverse fluctuations in the Brazilian Real associated with a portion of the Systax Purchase Commitment Liability. Such forward contracts, have not been designated as a hedge, do not qualify for hedge accounting and are not material to our condensed consolidated financial statements. We remeasure these forward contacts at fair value on a recurring basis and include them in other assets in our condensed consolidated balance sheets with changes in their estimated fair value recognized as interest expense in our condensed consolidated statements of comprehensive (loss) income. Our fair value determinations are based on foreign currency exchange rates in active markets, which we consider to be Level 2 measurements within the Fair Value Hierarchy.

5.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of March 31,	As of December 31,
	2022	2021
	(unaudited)
Leasehold improvements	$20,948	$20,956
Equipment	39,426	41,937
Computer software purchased	11,828	11,792
Internal-use software developed:
Cloud-based customer solutions	119,356	114,872
Internal systems and tools	32,789	32,408
Furniture and fixtures	7,676	7,675
In-process internal-use software	23,584	16,965
	255,607	246,605
Less accumulated depreciation and amortization	(153,379)	(148,215)
Property and equipment, net	$102,228	$98,390

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,718 and $1,906 for the three months ended March 31, 2022 and 2021, respectively, and is reflected in depreciation and amortization in the condensed consolidated statements of comprehensive (loss) income.

Finance lease amortization was $235 and $224 for the three months ended March 31, 2022 and 2021, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of comprehensive (loss) income. Assets under finance leases of $1,533 and $1,533, net of accumulated amortization of $1,166 and $931, respectively, at March 31, 2022 and December 31, 2021, respectively, are included in property and equipment in the condensed consolidated balance sheets.

The major components of internal-use software are as follows:

	As of March 31,	As of December 31,
	2022	2021
	(unaudited)
Internal-use software developed	$152,145	$147,280
Less accumulated depreciation	(94,429)	(87,281)
	57,716	59,999
In-process internal-use software	23,584	16,965
Internal-use software developed, net	$81,300	$76,964

Amounts included in property and equipment additions related to capitalized internal-use software on the condensed consolidated statements of cash flows are as follows:

	As of March 31,
	2022	2021

	(unaudited)
Cloud-based customer solutions	$7,400	$3,518
Internal systems and tools	4,848	2,551
Total	$12,248	$6,069

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended March 31, 2022 and 2021, was $6,331 and $2,676, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive (loss) income.

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended March 31, 2022 and 2021, was $1,007 and $697, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive (loss) income.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

6.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of March 31,	As of December 31,
	2022	2021
	(unaudited)
Capitalized software	$80,260	$72,512
Less accumulated amortization	(48,480)	(45,179)
	31,780	27,333
In-process capitalized software	1,273	6,109
Capitalized software, net	$33,053	$33,442

Software development costs capitalized for the three months ended March 31, 2022 and 2021 were $2,912 and $2,221, respectively. In-process capitalized software at December 31, 2021 reflects the acquisition date fair value of $3,600 for developed technology acquired in the Tellutax acquisition as the Company undertakes necessary enhancements to integrate the technology with the Company’s existing software architecture.

Capitalized software amortization expense for the three months ended March 31, 2022 and 2021 was $3,301 and $3,168, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive (loss) income.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of March 31,	As of December 31,
	2022	2021
	(unaudited)
Goodwill	$270,036	$270,041
Other intangible assets, net	2,597	2,661
Total	$272,633	$272,702

The changes in the carrying amount of goodwill are as follows for the periods presented:

	As of March 31,
	2022	2021

	(unaudited)
Balance, January 1	$270,041	$16,329
Acquisition payments	474	4,700
Foreign currency translation adjustments	(479)	(1,500)
Balance, March 31, gross	270,036	19,529
Accumulated impairment losses	—	—
Balance, March 31, net	$270,036	$19,529

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The Company has recognized various amortizable other intangible assets in connection with acquisitions (see Note 3), including related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements, for the periods presented:

	As of March 31,	As of December 31,
	2022	2021
	(unaudited)
Weighted average amortization period (years)	4.4	4.2

Gross value	$4,530	$4,110
Accumulated amortization	(1,933)	(1,449)
Carrying value	$2,597	$2,661

The following table presents amortization of intangible assets:

For the three months ended March 31,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2022	$65	$249	$314
2021	61	84	145

8.DEBT

Credit Agreement

On March 8, 2022, the Company entered into the Second Amendment to Credit Agreement (the “Second Amendment”), with a banking syndicate, which amended the previous credit agreement entered into in March 2020 (the “Previous Credit Agreement”), providing for, among other modifications, (i) a new term loan in the aggregate amount of $50,000 (the “Term Loan”); (ii) an extension of the maturity date of the revolving facility from March 2025 to March 2027; (iii) an increase in the revolving credit commitment from $100,000 (the “Previous Line of Credit”) to $200,000 (the “Amended Line of Credit”); (iv) the Company’s option to select an applicable interest rate at either the bank base rate plus an applicable margin (the “New Base Rate Option”) or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (the “SOFR Option”); (v) modifications to the financial covenant performance levels which determine applicable margins; and (vi) modifications to certain covenants and events of default. Net proceeds from the Term Loan shall be used to fund ongoing working capital, capital expenditures, permitted distributions, permitted acquisitions and general corporate purposes of the Company and its subsidiaries.

The Company paid $993 in financing costs in connection with the Second Amendment, which will be amortized over the term of the loan. The Company wrote off $372 in deferred financing fees pertaining to the Previous Credit Agreement associated with a bank exiting the Second Amendment. The remaining balance of deferred financing costs pertaining to the remaining bank associated with the Previous Credit Agreement of $277 will be amortized over the term of the Second Amendment. The portion of the deferred financing costs associated with the Amended Line of Credit and the Term Loan are reflected in other assets and as a reduction of the Term Loan, respectively, in the condensed consolidated balance sheet at March 31, 2022.

The Second Amendment is collateralized by certain assets of the Company and contains financial and operating covenants. The Company was in compliance with these covenants at March 31, 2022.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Term Loan

The Term Loan requires quarterly principal payments over five years, with a balloon payment due on March 8, 2027. The interest rate on the Term Loan was 1.35% at March 31, 2022 as the Company selected the SOFR Option. Term Loan outstanding amounts are reported in the current portion of long-term debt and long-term debt, net of current portion, in the condensed consolidated balance sheets.

Amended Line of Credit

The Amended Line of Credit expires in March 2027. The Company is required to pay a quarterly fee on the difference between the $200,000 allowed maximum borrowings and the unpaid principal balance outstanding under the line at the applicable rate. At March 31, 2022, the New Base Rate Option and SOFR Option applicable to Amended Line of Credit borrowings were 3.50% and 1.39%, respectively. There were no outstanding borrowings under the Amended Line of Credit at March 31, 2022 or the Previous Line of Credit at December 31, 2021, respectively.

9.STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2022 and 2021, the Company issued 272 and 640 shares of Class A common stock (“Class A”), respectively, related to the exercise of options, net of 47 and 356 shares, respectively, returned to the Company in lieu of payment of the exercise price and taxes due on these exercises.

During the three months ended March 31, 2022 and 2021, the Company issued 3 and 5 shares of Class A, respectively, in connection with the vesting of Restricted Stock Units (“RSUs”), net of 1 and 1 share, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

The Company did not issue any shares of Class A during the three months ended March 31, 2022 and 2021, in connection with the vesting of  Restricted Stock Awards (“RSAs”).

Tax Sharing Agreement Payments

In connection with termination of the Company’s S-Corporation status effective July 27, 2020, the Company entered into a Tax Sharing Agreement with the former S-Corporation shareholders. All obligations of the Company under the Tax Sharing Agreement are satisfied by adjustments of additional paid in capital.

During the three months ended March 31, 2022, the Company distributed $536 to the former S-Corporation shareholders under the Tax Sharing Agreement to settle the Company’s obligation for income taxes related to the allocation of taxable income to the S-Corporation short tax period ended July 26, 2020.  During the three months ended March 31, 2021, the Company did not distribute to or receive any amounts from the former S-Corporation shareholders under the Tax Sharing Agreement.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

10.    EARNINGS PER SHARE

The table below illustrates the calculation of basic and diluted net loss per common share for the Class A common and Class B common for the periods reflected below.

	For the three months ended March 31,
Class A common stock:	2022	2021

	(unaudited)
Numerator, basic:
Net (loss) income attributable to all stockholders	$(334)	$2,288
Class A stock as a percentage of total shares outstanding, basic	28.39%	18.05%
Net (loss) income attributable to Class A stockholders, basic	$(95)	$413

Numerator, diluted:
Net (loss) income attributable to all stockholders	$(334)	$2,288
Class A stock as a percentage of total shares outstanding, diluted	28.39%	24.06%
Net (loss) income attributable to Class A stockholders, diluted	$(95)	$550

Denominator, basic and diluted:
Weighted average Class A common stock, basic	42,349	26,458
Dilutive effect of common stock equivalents(1)(2)	—	11,545
Weighted average Class A common stock, diluted	42,349	38,003

Net (loss) income per Class A share, basic	$(0.00)	$0.02
Net (loss) income per Class A share, diluted	$(0.00)	$0.01
(1)	For the three months ended March 31, 2022, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders as the impact of including them would have been anti-dilutive: 9,430 options (including 768 out-of-the-money options), 326 restricted stock awards, 1,547 restricted stock units and 41 shares under the ESPP.
(2)	For the three months ended March 31, 2021, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net income per share attributable to Class A stockholders as the impact of including them would have been anti-dilutive: 84 out-of-the-money options.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

	For the three months ended March 31,
Class B common stock:	2022	2021

	(unaudited)
Numerator, basic:
Net (loss) income attributable to all stockholders	$(334)	$2,288
Class B stock as a percentage of total shares outstanding, basic	71.61%	81.95%
Net (loss) income attributable to Class B stockholders, basic	$(239)	$1,875

Numerator, diluted:
Net (loss) income attributable to all stockholders	$(334)	$2,288
Class B stock as a percentage of total shares outstanding, diluted	71.61%	75.94%
Net (loss) income attributable to Class B stockholders, diluted	$(239)	$1,738

Denominator, basic and diluted:
Weighted average Class B common stock, basic	106,807	120,117
Dilutive effect of common stock equivalents	—	—
Weighted average Class B common stock, diluted	106,807	120,117

Net (loss) income per Class B share, basic	$(0.00)	$0.02
Net (loss) income per Class B share, diluted	$(0.00)	$0.01

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

11.    STOCK-BASED AWARD PLANS

The 2020 Plan provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The Company issued stock options, RSAs, and RSUs under the 2020 Plan. As of March 31, 2022, 10,680 shares of Class A common were available for issuance under the 2020 Plan.

Options

The following table summarizes activity for options outstanding under the 2020 Plan three months ended March 31, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value

	(unaudited)
Outstanding at January 1, 2022	9,500	$4.20	5.2	$110,843
Exercised	(319)	$2.97
2020 Plan options outstanding at March 31, 2022	9,181	$4.24	4.9	$101,861
2020 Plan options exercisable at March 31, 2022	6,534	$2.76	3.9	$82,185

The detail of options outstanding, vested and exercisable under the 2020 Plan as of March 31, 2022 is as follows:

	For the three months ended March 31, 2022
	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)

	(unaudited)
$0.15 to $0.71	1,792	—	1,792	—
$2.15	462	2.9	462	2.9
$2.50	2,186	4.3	2,186	4.3
$2.67	419	4.9	324	4.9
$3.17	1,166	6.0	416	6.0
$3.73	1,705	7.6	836	7.6
$4.70	683	7.9	341	7.9
$18.47	213	9.7	—	—
$18.96	235	9.4	105	9.4
$19.00	69	9.5	—	—
$32.16	251	8.9	72	8.9
	9,181		6,534

The Board intends all options granted to be exercisable at a price per share not less than the per share fair market value of the Company’s Class A common stock underlying the options on the date of grant. Compensation expense for option awards are measured based on the grant date fair value of the awards and recognized in the condensed consolidated statements of comprehensive (loss) income  over the period during which the participant is required to perform the requisite services. The vesting period is generally one to four years. The grant date fair value of options is estimated using the Black-Scholes model.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The Company issued no options and 251 options during the three months March 31, 2022 and 2021, respectively. The assumptions used in the Black-Scholes model to determine the value of the options issued during these periods are as follows:

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

At March 31, 2022, $16,526 of unrecognized compensation expense associated with options is expected to be recognized over a weighted average period of approximately 2.6 years.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2022:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2022	530	$26.49
Granted	1,937	$13.62
Vested	(4)	$34.64
Forfeited	(2)	$16.90
Outstanding at March 31, 2022	2,461	$16.36

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive (loss) income over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years.  Vested RSUs are settled by issuing Class A shares or the equivalent value in cash at the Board’s discretion. At March 31, 2022, $35,787 of unrecognized compensation cost for RSUs is expected to be recognized over a weighted average period of approximately 3.6 years.

In connection with the Taxamo acquisition, certain continuing employees of Taxamo received RSUs with service and performance conditions (“PSUs”). At March 31, 2022, there are 895 shares of our Class A common stock with an aggregate grant date fair value of $15,803 that will be accounted for as post-acquisition compensation expense over the vesting period if targets are achieved. The performance-based condition will be satisfied upon meeting certain performance targets for the year ended 2023. As of March 31, 2022, it is not probable that these targets will be met, thus no compensation expense has been recorded to date related to these PSUs.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Restricted Stock Awards

The following table summarizes RSA activity for the three months ended March 31, 2022:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2022	326	$18.76
Outstanding at March 31, 2022	326	$18.76

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive (loss) income over the period during which the participants are required to perform services in exchange for the award, which is generally one to four years.  Vested RSAs are settled by issuing Class A shares upon vesting. At March 31, 2022, $3,279 of unrecognized compensation cost for RSAs is expected to be recognized over a weighted average period of approximately 1.7 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Amounts withheld from participants are reflected in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending May 31, 2022 aggregated $839 and $281 as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, 3,769 shares of Class A common stock were available for issuance under the ESPP.

As of March 31, 2022 there was approximately $94 of unrecognized ESPP stock-based compensation cost expected to be recognized on a straight-line basis over the remaining term of the six-month offering period ending May 31, 2022.

At March 31, 2022 and 2021, there were two ESPP offering periods open that end May 31, 2022 and May 31, 2021, respectively. The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

	Offering Period Ending
	5/31/2021	5/31/2022
Fair market value of common stock	$25.83	$17.38
Volatility	35.1%	37.3%
Expected term (years)	0.5	0.5
Expected dividend yield	-%	-%
Risk-free interest rate	0.1%	0.1%

The Company lacks sufficient historical data on the volatility of its stock price. Selected volatility is representative of expected future volatility and was based on the historical and implied volatility of comparable publicly traded companies over a similar expected term. The expected term represents the term of the six month ESPP offering period. The Company does not expect to pay dividends. The risk-free interest rate was based on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected term of the award at the date nearest the offering term.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to incentive awards, net of forfeitures, as follows:

	For the three months ended March 31,
	2022	2021

	(unaudited)
Stock-based compensation expense:
Stock options	$2,281	$3,768
RSUs	1,779	436
RSAs	734	2,209
ESPP	139	130
Total stock-based compensation expense	$4,933	$6,543

The Company recognized stock-based compensation cost in the condensed consolidated statements of comprehensive (loss) income as follows:

	For the three months ended March 31,
	2022	2021

	(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$446	$560
Cost of revenues, services	406	594
Research and development	114	561
Selling and marketing	1,572	1,287
General and administrative	2,395	3,541
Total stock-based compensation expense	$4,933	$6,543

12.   LEGAL PROCEEDINGS

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022 (the “2021 Annual Report”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Special Note Regarding Forward-Looking Statements” above, and in Part I, Item 1A of the 2021 Annual Report and this Quarterly Report on Form 10-Q.

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

We derive the majority of our revenue from software subscriptions. These subscriptions include use of our software and ongoing monthly content updates. Our software is offered on a subscription basis to our customers, regardless of their deployment preferences. On-premise subscriptions are typically sold through one-year contracts and cloud-based subscriptions are typically sold through one- to three-year contracts. We bill the majority of our customers annually in advance of the subscription period.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a significantly faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 39% and 32% of software subscription revenue from cloud-based subscriptions during the three months ended March 31, 2022 and 2021, respectively. While our on-premise software subscription revenue comprised 61% and 68% of our software subscription revenues during the three months ended March 31, 2022 and 2021, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions accelerate.

We license our solutions primarily through our direct sales force, which focuses on selling to qualified leads provided by our marketing efforts, and through our network of referral partners. We also utilize indirect sales to a lesser extent to efficiently grow and scale our enterprise and mid-market revenues.

Our partner ecosystem is a differentiating, competitive strength in both our software development and our sales and marketing activities. We integrate with key technology partners that span Enterprise Resoure Planning (“ERP”), Customer Relationship Management (“CRM”), procurement, billing, Point of Sale (“POS”) and e-commerce. These partners include

Adobe/Magento, Coupa, Microsoft Dynamics, NetSuite, Oracle, Salesforce, SAP, SAP Ariba, Workday and Zuora. We also collaborate with numerous accounting firms who have built implementation practices around our software to serve their customer base.

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $115.0 million and $98.2 million for the three months ended March 31, 2022 and 2021, respectively. We had a net loss of $(0.3) million and net income of $2.3 million for the three months ended March 31, 2022 and 2021, respectively. These amounts are presented in accordance with United States (“ U.S.”) generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense, acquisition contingent consideration and transaction costs. Adjusted EBITDA was $19.1 million and $18.2 million for the three months ended March 31, 2022 and 2021, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

Recent Developments

Impact of COVID-19

During the three months ended March 31, 2022, the COVID-19 pandemic had minimal impact on our revenues and results of operations, as we continue to derive the significant majority of our revenues from our existing software subscriptions. As we principally price our solutions based on our customers’ revenues within certain revenue bands, elongated declines in our existing customers’ revenues may impact our ability to grow our existing customer revenues. We did not experience an abnormal number of non-renewals in 2021 or for the three months ended March 31, 2022, nor any material declines in revenues associated with declines in our customers’ revenues, and we currently expect our existing customer base to remain largely stable, as it did through the recession in 2008 and 2009. However, significant increases in non-renewals or concessions to renewal customers would have a material impact on our revenues and cash flows. We expect that the uncertainty caused by the COVID-19 pandemic could impact our billings to new customers as the pandemic continues to generate economic uncertainty. In addition, it may also negatively impact our efforts to maintain or expand revenues from our existing customers as they continue to evaluate certain long-term projects and budget constraints. However, we do not anticipate that overall demand for our software and solutions, our ability to deliver such software and solutions, or our growth strategies will be materially impacted by the COVID-19 pandemic, as companies continue to rely on us for their indirect tax solutions.

Our cash collections for through the first quarter of 2022 were consistent with our expectations even considering the periodic, globally dispersed resurgence of COVID-19 continued to generate global economic uncertainty. However, as the world continues to respond to the periodic resurgence, we do not believe this will materially impact our business; we continue to expect that we will be able to collect amounts due under subscription contracts from customers experiencing issues as a result of the COVID-19 pandemic, and we have not recorded additional credit losses associated with the allowance for doubtful accounts in connection with any delays. Given that customers cannot forgo our monthly content updates, which are necessary to remain compliant with the most current regulations, we believe customers will continue to pay our renewal invoices in a timely, even if slightly elongated, manner. We believe that we currently have ample liquidity and capital resources to continue to meet our operating needs, and our ability to continue to service our debt or other financial obligations is not currently impaired. For a further description of our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

The extent to which the COVID-19 pandemic impacts our business going forward will depend on numerous evolving factors that cannot reliably be predicted, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on global economic activity, including the possibility of recession, periods of high inflation, or financial market instability. These factors may adversely impact consumer, business and government spending on technology as well as customers’ ability to pay for our products and services on an ongoing basis. This uncertainty also affects management’s accounting estimates and assumptions, which could result in greater variability in a variety of areas that depend on these estimates and assumptions, including estimated allowance for subscription cancellations, product life cycles, estimated useful lives and potential impairment of long-lived assets and intangible assets, and potential impairment of goodwill.

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

Software Subscriptions

Licenses for on-premise software subscriptions, which are generally one year, provide the customer with a right to use the software as it exists when made available to the customer. Customers purchase a subscription to these licenses, which includes the related software and tax content updates and product support (collectively, the “updates and support”). The updates and support, which are part of the subscription agreement, are essential to the continued utility of the software; therefore, we have determined the software and the related updates and support to be a single performance obligation. Accordingly, when on-premise software is licensed, the revenue associated with this combined performance obligation is recognized ratably over the license term as these performance obligations are satisfied over the duration of the license term. Revenue recognition begins on the later of the beginning of the subscription period or the date the software is made available to the customer to download. Prior to January 1, 2022, certain on-premise software subscription prices in the initial subscription year are higher than standard renewal prices. The excess initial year price over the renewal price is a material right that provides customers with the right to this reduced renewal price. We recognize revenue associated with this material right over the estimated period of benefit to the customer, which is generally three years. Effective January 1, 2022, we changed the pricing structure for on-premise software so the initial year price and renewal prices were consistent, thus removing the material right for transactions after this date. The material right for applicable transactions prior to this pricing change will continue to be recognized over the estimated period of benefit to the customer.

Our cloud-based subscriptions allow customers to use Vertex-hosted software over the contract period without taking possession of the software. The contracts are generally for one to three years and billed annually in advance of the subscription period. Our cloud-based offerings also include related updates and support. All services within the cloud-based contracts consistently provide a benefit to the customer during the subscription period, thus the associated revenue is recognized ratably over the subscription period. Revenue recognition begins on the later of the beginning of the subscription period or the date the customer is provided access to the cloud-based solutions.

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

Selling and Marketing Expenses

Selling expenses consist primarily of personnel and related expenses in support of sales and marketing efforts. These costs include salaries, benefits, bonuses and stock-based compensation. In addition, selling expense includes costs related to advertising and promotion efforts, branding costs, partner-based commissions, costs associated with our annual customer conferences and amortization of certain acquired intangible assets. We intend to continue to invest in our sales and marketing capabilities in the future to continue to increase our brand awareness and expect these costs to increase on an absolute dollar basis as we grow our business and continue to expand our market and partner ecosystem penetration. Sales and marketing expense in absolute dollars and as a percentage of total revenue may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods. In addition, travel restrictions due to COVID-19 continue to result in reductions in travel and external marketing events. These costs will increase as travel and conference restrictions are lifted, which has begun to occur in 2022, although it is uncertain whether they will return to historical levels experienced pre-COVID-19.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, information technology, legal, risk management, facilities and human resources staffing, including salaries, benefits, bonuses, severance, stock-based compensation, professional fees, insurance premiums, facility costs and other internal support costs.

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, integrate future acquisitions and incur additional costs associated with being a publicly listed company. As a public company, we expect to incur increased expenses related to accounting, tax and auditing activities, legal, insurance, SEC compliance and internal control compliance, including the design, implementation and testing of increasingly formalized systems of internal control over financial reporting.

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

Other Operating Expense (Income), net

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

Interest expense consists primarily of interest payments and other financing costs on our bank credit facility. Interest expense includes amortization of deferred financing fees over the term of the credit facility or write-downs of such costs upon redemption of debt. Interest expense will vary as a result of fluctuations in the level of debt outstanding as well as interest rates on such debt. In addition, interest expense will include adjustments to the fair value of contracts that may be entered into to hedge risks associated with currency fluctuations for cash receipts or cash payments denominated in currencies other than U.S. dollars and which do not qualify for hedge accounting. In addition, changes in the settlement value of the future payment obligation for the Systax Sistemas Fiscais LTDA (“Systax”) acquisition and amortization of the discount on deferred purchase consideration associated with the LCR-Dixon Corporation (“LCR-Dixon”) acquisition will be recorded as interest expense.

Interest income reflects earnings on investments of our cash on hand and on funds held for customers related to our managed outsourcing services. Interest income will vary as a result of fluctuations in the future level of funds available for investment and the rate of return available in the market on such funds.

Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 16, 2022. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.                    The following table sets forth our consolidated statements of comprehensive (loss) income for the periods indicated.

	For the three months ended
	March 31,
(Dollars in thousands)	2022	2021	Period-Over-Period Change

	(unaudited)
Revenues:
Software subscriptions	$97,131	$83,280	$13,851	16.6%
Services	17,853	14,956	2,897	19.4%
Total revenues	114,984	98,236	16,748	17.0%
Cost of revenues:
Software subscriptions(1)	32,913	25,590	7,323	28.6%
Services(1)	11,953	11,343	610	5.4%
Total cost of revenues	44,866	36,933	7,933	21.5%
Gross profit	70,118	61,303	8,815	14.4%
Operating expenses:
Research and development(1)	9,633	11,459	(1,826)	(15.9)%
Selling and marketing(1)	27,452	20,150	7,302	36.2%
General and administrative(1)	28,757	24,852	3,905	15.7%
Depreciation and amortization	2,960	2,827	133	4.7%
Other operating expense, net	848	(129)	977	(757.4)%
Total operating expenses	69,650	59,159	10,491	17.7%
Income from operations	468	2,144	(1,676)	(78.2)%
Interest (income) expense, net	(6)	535	(541)	(101.1)%
Income before income taxes	474	1,609	(1,135)	(70.5)%
Income tax expense (benefit)	808	(679)	1,487	(219.0)%
Net (loss) income	(334)	2,288	(2,622)	(114.6)%
Other comprehensive loss from foreign currency translations, net of tax	2,049	977	1,072	109.7%
Total comprehensive (loss) income	$(2,383)	$1,311	$(3,694)	(281.8)%
(1)	Includes stock-based compensation expenses as shown on the following table.

	For the three months ended March 31,
(In thousands)	2022	2021

	(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$446	$560
Cost of revenues, services	406	594
Research and development	114	561
Selling and marketing	1,572	1,287
General and administrative	2,395	3,541
Total stock-based compensation expense	$4,933	$6,543

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the three months ended March 31,
	2022	2021

	(unaudited)
Revenues:
Software subscriptions	84.5%	84.8%
Services	15.5%	15.2%
Total revenues	100.0%	100.0%
Cost of Revenues:
Software subscriptions	28.6%	26.0%
Services	10.4%	11.5%
Total cost of revenues	39.0%	37.5%
Gross profit	61.0%	62.5%
Operating expenses:
Research and development	8.4%	11.7%
Selling and marketing	23.9%	20.5%
General and administrative	25.0%	25.3%
Depreciation and amortization	2.6%	2.9%
Other operating expense, net	0.7%	(0.1)%
Total operating expenses	60.6%	60.3%
Income from operations	0.4%	2.2%
Interest (income) expense, net	—%	0.5%
Income before income taxes	0.4%	1.7%
Income tax expense (benefit)	0.7%	(0.7)%
Net (loss) income	(0.3)%	2.4%
Other comprehensive loss from foreign currency translations, net of tax	1.8%	1.0%
Total comprehensive (loss) income	(2.1)%	1.4%

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021	Period-over-Period change

	(unaudited)
Revenues:
Software subscriptions	$97,131	$83,280	$13,851	16.6%
Services	17,853	14,956	2,897	19.4%
Total revenues	$114,984	$98,236	$16,748	17.0%

Revenues increased $16.7 million, or 17.0%, to $115.0 million for the three months ended March 31, 2022 compared to $98.2 million for the three months ended March 31, 2021. The increase in software subscriptions revenues of $13.9 million, or 16.6%, was primarily driven by an increase of $10.8 million in revenues derived from our existing customers and a period over period increase of $3.1 million in revenues derived from new customers. Software subscriptions revenues derived from new customers averaged 9.6% and 7.4% of total software subscriptions revenues in 2022 and 2021, respectively.

The $2.9 million increase in services revenues was primarily driven by an increase of $1.2 million in software subscription related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions, and due to acquisitions. In addition, our managed services offering experienced a $1.0 million increase in recurring services revenues over the prior year due to returns processing volume increases related to regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021	Period-over-Period change
Cost of software subscription revenues	$32,913	$25,590	$7,323	28.6%

Cost of software subscriptions revenues increased $7.3 million, or 28.6%, to $32.9 million for the three months ended March 31, 2022 compared to $25.6 million for the three months ended March 31, 2021. This included a $3.6 million increase in costs of personnel supporting period over period growth of sales and customers and ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers. In addition, this included an increase in depreciation and amortization of $3.7 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and acquired intangible assets. As a percentage of software subscriptions revenues, the cost of software subscriptions revenues increased to 33.9% for the three months ended March 31, 2022 compared to 30.7% for the same period in 2021.

Cost of Services Revenues

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021	Period-over-Period change
Cost of services revenues	$11,953	$11,343	$610	5.4%

Cost of services revenues increased $0.6 million, or 5.4%, to $12.0 million for the three months ended March 31, 2022 compared to $11.3 million for the three months ended March 31, 2021. This increase was primarily driven by an increase in costs of service delivery personnel to support revenue growth in software subscription related services and our managed services offering. As a percentage of services revenues, cost of services revenues decreased to 67.0% in 2022 compared to 75.8% for the same period in 2021.

Research and Development

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021	Period-over-Period change
Research and development	$9,633	$11,459	$(1,826)	(15.9)%

Research and development expenses decreased $1.8 million, or 15.9%, to $9.6 million for the three months ended March 31, 2022 compared to $11.5 million for the three months ended March 31, 2021. Research and development expenses net of capitalization decreased $1.8 million due to an increase in development work capitalized associated with new solutions to address end-to-end data analysis and compliance needs of our customers and continued expansion of connectors and application program interfaces (“APIs”) to customer ERP and other software platforms. As a percentage of total revenues, research and development expenses decreased to 8.4% for the three months ended March 31, 2022 compared to 11.7% for the three months ended March 31, 2021. Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021	Period-over-Period change
Selling and marketing	$27,452	$20,150	$7,302	36.2%

Selling and marketing expenses increased $7.3 million, or 36.2%, to $27.5 million for the three months ended March 31, 2022 compared to $20.2 million for the same period in 2021. This increase was primarily driven by a $4.9 million increase in payroll and related expenses associated with the growth in period over period subscription sales and services revenues and expansion of our partner and channel management programs. In addition, this included an increase of $2.1 million in advertising and promotional spending and expanded brand awareness efforts. As a percentage of total revenues, selling and marketing expenses increased to 23.9% for the three months ended March 31, 2022 compared to 20.5% for the same period in 2021.

General and Administrative

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021	Period-over-Period change
General and administrative	$28,757	$24,852	$3,905	15.7%

General and administrative expenses increased $3.9 million, or 15.7%, to $28.8 million for the three months ended March 31, 2022 compared to $24.9 million for the same period in 2021. General and administrative expenses increased $5.0 million primarily driven by planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and resources in support of our growth and public company reporting and compliance activities. This increase is offset by a decline in stock-based compensation of $1.1 million for the three months ended March 31, 2022 over the same period in 2021. As a percentage of total revenues, general and administrative expenses decreased to 25.0% for the three months ended March 31, 2022 compared to 25.3% for the same period in 2021.

Other Operating Expense (Income), Net

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021	Period-over-Period change
Other operating expense (income), net	$848	$(129)	$977	757.4%

Other operating expense (income), net, increased $1.0 million, or 757.4%, to $0.8 million of expense for the three months ended March 31, 2022 compared to $0.1 million of income for the same period in 2021. This increase was primarily comprised of a $0.7 million increase in acquisition contingent consideration liability for the three months ended March 31, 2022 as compared to 2021. As a percentage of total revenues, other operating expense (income), net increased to 0.7% in 2022 compared to (0.1)% in 2021.

Interest (Income) Expense, Net

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021	Period-over-Period change
Interest (income) expense, net	$(6)	$535	$(541)	(101.1)%

Interest expense decreased $0.5 million, or 101.1%, for the three months ended March 31, 2022. Interest expense in 2022 included the write-down of $0.4 million in deferred financing costs associated with entering into the Second Amendment to the Credit Agreement (the “Second Amendment”) and a $0.3 million increase in note payable interest during the three months ended March 31, 2022. This was offset by a $1.2 million increase in the valuation of our foreign exchange forward contracts related to the Systax future purchase commitment liabilities, resulting in a reduction in interest expense.

Income Tax Expense (Benefit)

	Three months ended
	March 31,
(Dollars in thousands)	2022	2021	Period-over-Period change
Income tax expense (benefit)	$808	$(679)	$1,487	(219.0)%

Income tax expense increased by $1.5 million, or (219.0)%, to $0.8 million in expense for the three months ended March 31, 2022 compared to a $(0.7) million benefit for the same period in 2021. This expense increase was primarily driven by decreases in tax benefits on exercises and vestings of stock awards partially offset by the unfavorable impact of limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m).

In determining our net deferred tax assets and valuation allowances, annualized effective income tax rates and cash paid for income taxes, management is required to make judgments and estimates about domestic and foreign profitability, the timing and usage of net operating loss carryforwards, applicable tax rates, and transfer pricing methodologies.  Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could materially differ from our projections.

Liquidity and Capital Resources

As of March 31, 2022, we had unrestricted cash and cash equivalents of $97.3 million and retained earnings of $24.5 million. Our primary sources of capital to date have been from sales of our solutions, proceeds from bank lending facilities and the initial public offering of our Class A common stock in July 2020 (the “Offering”). On March 8, 2022, we entered into the Second Amendment which increased our existing $100 million credit facility to a $250 million facility consisting of a $50 million term loan and a $200 million line of credit. The proceeds will be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes. We have no outstanding borrowings under the line of credit at March 31, 2022.

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

The following table presents a summary of our cash flows for the periods indicated:

	For the three months ended
	March 31,
(Dollars in thousands)	2022	2021	Year-Over-Year Change

	(unaudited)
Net cash provided by (used in) operating activities	$2,595	$(2,965)	$5,560	(187.5)%
Net cash used in investing activities	(17,259)	(14,516)	(2,743)	18.9%
Net cash provided by (used in) financing activities	39,780	(8,140)	47,920	(588.7)%
Effect of foreign exchange rate changes	(83)	(226)	143	(63.3)%
Net increase in cash, cash equivalents and restricted cash	$25,033	$(25,847)	$50,880	(196.9)%

Operating Activities. Net cash provided by operating activities was $2.6 million for the three months ended March 31, 2022 compared to net cash used in operating activities of $3.0 million for the same period in 2021, an increase of $5.6 million. The increase in cash provided by operating activities in 2022 was driven primarily by the net increase in changes in operating assets and liabilities of $3.9 million period over period.

Investing Activities. Net cash used in investing activities was $17.3 million for the three months ended March 31,2022 compared to $14.5 million for the same period in 2021, an increase in use of funds for investing activities of $2.7 million. This increase was primarily due to a net increase in investments in commercial and internal use software for our cloud-based and on-premise customer solutions of $3.9 million and $0.7 million, respectively, and an increase in investments in internal infrastructure and tools of $2.3 million. This was offset by a decrease in cash paid for acquisitions of $5.6 million period over period due primarily to the acquisition of Tellutax, LLC (“Tellutax”) during the three months ended March 31, 2021 for cash paid of $6.1 million.

Financing Activities. Net cash provided by financing activities was $39.8 million for the three months ended March 31, 2022 compared to net cash used in financing activities of $8.1 million for the same period in 2021, an increase in cash provided by financing activities of $47.9 million. Net cash provided by financing activities of $39.8 million for the three months ended March 31, 2022 was primarily driven by cash received in connection with borrowings under the Term Loan of $50.0 million associated with the Second Amendment, offset by $10.0 million in payments for acquisition purchase commitment liabilities.  Net cash used in financing activities for the three months ended March 31, 2021 of $8.1 million was primarily driven by $7.2 million in payments for taxes in connection with the exercise of stock options whereby the award holders returned shares to us to satisfy their tax obligations.

Debt. As of March 31, 2022, we had a $200 million line of credit with no outstanding borrowings and a $50.0 million Term Loan in connection with the Second Amendment. Interest on outstanding borrowings accrue at a base rate plus an applicable margin (3.50% as of March 31, 2022) or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (1.39% as of March 31, 2022). We have $50.0 million in bank debt outstanding at March 31, 2022 associated with the Term Loan.

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

Contractual Obligations and Commitments

Other than the borrowings under the Second Amendment in March 31, 2022, there have been no material updates or changes to our contractual obligations and commitments compared to contractual obligations and commitments described in our 2021 Annual Report.

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

We also calculate AARPC, which is determined by dividing ARR by the number of software subscription customers as of the end of the respective period.

	As of March 31,
(Dollars in millions)	2022	2021	Year-Over-Year Change
Annual Recurring Revenue	$380.6	$320.1	$60.5	18.9%

ARR increased by $60.5 million or 18.9% at March 31, 2022, as compared to March 31, 2021. The increase was primarily driven by $30.7 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $29.8 million in growth of subscriptions of our tax solutions to new customers.

The number of customers and AARPC increased to 4,242 customers and approximately $89,700, respectively, at March 31, 2022, from 4,021 and approximately $79,600, respectively, at March 31, 2021. The increase in customers and AARPC was due to expansion of usage by existing customers, and adding new customers through organic growth and acquisitions.

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

	For the three months ended
	March 31,
	2022	2021
Net Revenue Retention Rate	110%	105%

The 500 basis point increase in NRR to 110% at March 31, 2022 from 105% for the same period in 2021 was primarily attributable to an increase in sales growth to existing customers as compared to the prior year.

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense, acquisition contingent consideration and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net income was $(0.3) million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively, while our net income margin was (0.3%) and 2.3% over the same periods, respectively.

	For the three months ended
	March 31
(Dollars in thousands)	2022	2021

	(unaudited)
Adjusted EBITDA:
Net (loss) income	$(334)	$2,288
Interest (income) expense, net	(6)	535
Income tax expense (benefit)	808	(679)
Depreciation and amortization - property and equipment	2,960	2,827
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	9,697	5,905
Amortization of acquired intangible assets - selling and marketing expense	249	84
Stock-based compensation expense	4,933	6,543
Severance expense	122	531
Acquisition contingent consideration	700	—
Transaction costs	7	150
Adjusted EBITDA	$19,136	$18,184

Adjusted EBITDA Margin:
Total revenues	$114,984	$98,236
Adjusted EBITDA margin	16.6%	18.5%

The increase in Adjusted EBITDA for the three months ended March 31, 2022 of $1.0 million over the comparable period in 2021 is primarily driven by an increase in non-GAAP gross profit, partially offset by an increase in operating expenses including additional sales and marketing and general and administrative expenses. Adjusted EBITDA margin decreased to 16.6% for the three months ended March 31, 2022 compared to 18.5% for the comparable period in 2021 primarily due to increased investments in 2022 in sales and marketing to drive future revenue growth opportunities and infrastructure modernization investments to support future productivity improvements and scale.

Free Cash Flow and Free Cash Flow Margin.

We use free cash flow as a critical measure in the evaluation of liquidity in conjunction with related GAAP amounts. We also use this measure when considering available cash, including for decision making purposes related to dividends and discretionary investments. We consider free cash flow to be an important measure for investors because it measures the amount of cash we generate from our operations after our capital expenditures and capitalization of software development costs. In addition, we base certain of our forward-looking estimates and budgets on free cash flow and free cash flow margin. We define free cash flow as the total of net cash provided by operating activities, adjusted for the add back of cash used for the converted SARs redeemed in connection with the Offering reflected as a reduction of cash provided by operating activities, less purchases of property and equipment and capitalized software. We define free cash flow margin as free cash flow divided by total revenues for the same period. Our net cash provided by (used in) operating activities was $2.6 million and $(3.0) million for the three months ended March 31, 2022 and 2021, respectively, while our operating cash flow margin was 2.3% and (3.0)% over the same periods, respectively.

	For the three months ended
	March 31,
(Dollars in thousands)	2022	2021

	(unaudited)
Free Cash Flow:
Cash provided by (used in) operating activities	$2,595	$(2,965)
Property and equipment additions	(13,873)	(6,195)
Capitalized software additions	(2,912)	(2,221)
Free cash flow	$(14,190)	$(11,381)

Free Cash Flow Margin:
Total revenues	$114,984	$98,236
Free cash flow margin	(12.3)%	(11.6)

Free cash flow decreased by $2.8 million for the three months ended March 31, 2022, as compared to the same period in 2021. This decrease was primarily driven by increased investment of $4.6 million in investments in commercial and internal use software for our cloud-based solutions included in property and equipment and on-premise customer solutions included in capitalized software additions. This decrease also included increased investment in internal infrastructure and tools of $2.3 million to support future productivity improvements and scale. These decreases were offset by an increase in cash provided by operating activities of $5.6 million primarily due to a positive increase in changes in operating assets and liabilities period over period of $4.6 million. Free cash flow margin decreased to (12.3)% for the three months ended March 31, 2022, compared to (11.6)% for the same period in 2021.

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

Additional Non-GAAP Financial Measures

In addition to Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow margin calculated and discussed in “Key Business Metrics,” the following additional non-GAAP financial measures are calculated and presented further below:

●	Non-GAAP cost of revenues, software subscriptions is determined by adding back to GAAP cost of revenues, software subscriptions, the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP cost of revenues, services is determined by adding back to GAAP cost of revenues, services, the stock-based compensation expense included in cost of revenues, services for the respective periods.
●	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP gross margin is determined by dividing non-GAAP gross profit by total revenues for the respective periods.
●	Non-GAAP research and development expense is determined by adding back to GAAP research and development expense the stock-based compensation expense included in research and development expense for the respective periods.
●	Non-GAAP selling and marketing expense is determined by adding back to GAAP selling and marketing expense the stock-based compensation expense and the amortization of acquired intangible assets included in selling and marketing expense for the respective periods.
●	Non-GAAP general and administrative expense is determined by adding back to GAAP general and administrative expense the stock-based compensation expense and severance expense included in general and administrative expense for the respective periods.
●	Non-GAAP operating income is determined by adding back to GAAP loss or income from operations the stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues, amortization of acquired intangible assets – selling and marketing expense, severance expense, acquisition contingent consideration, and transaction costs included in GAAP loss or income from operations for the respective periods.
●	Non-GAAP net income is determined by adding back to GAAP net loss or income the income tax benefit or expense, stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues, amortization of acquired intangible assets – selling and marketing expense, severance expense, acquisition contingent consideration and transaction costs included in GAAP net loss or income for the respective periods to determine non-GAAP loss or income before income taxes. Non-GAAP income before income taxes is then adjusted for income taxes calculated

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

	Three months ended
	March 31
(Dollars in thousands)	2022	2021

	(unaudited)
Non-GAAP cost of revenues, software subscriptions	$22,770	$19,125
Non-GAAP cost of revenues, services	$11,547	$10,749
Non-GAAP gross profit	$80,667	$68,362
Non-GAAP gross margin	70.2%	69.7%
Non-GAAP research and development expense	$9,519	$10,898
Non-GAAP selling and marketing expense	$25,631	$18,779
Non-GAAP general and administrative expense	$26,233	$20,630
Non-GAAP operating income	$16,176	$15,357
Non-GAAP net income	$12,056	$11,042

	Three months ended
	March 31
(Dollars in thousands)	2022	2021

	(unaudited)
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$32,913	$25,590
Stock-based compensation expense	(446)	(560)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(9,697)	(5,905)
Non-GAAP cost of revenues, software subscriptions	$22,770	$19,125

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$11,953	$11,343
Stock-based compensation expense	(406)	(594)
Non-GAAP cost of revenues, services	$11,547	$10,749

Non-GAAP Gross Profit:
Gross profit	$70,118	$61,303
Stock-based compensation expense	852	1,154
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	9,697	5,905
Non-GAAP gross profit	$80,667	$68,362

Non-GAAP Gross Margin:
Total revenues	$114,984	$98,236
Non-GAAP gross margin	70.2%	69.7%

Non-GAAP Research and Development Expense:
Research and development expense	$9,633	$11,459
Stock-based compensation expense	(114)	(561)
Non-GAAP research and development expense	$9,519	$10,898

	Three months ended
	March 31
(Dollars in thousands)	2022	2021

	(unaudited)
Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$27,452	$20,150
Stock-based compensation expense	(1,572)	(1,287)
Amortization of acquired intangible assets – selling and marketing expense	(249)	(84)
Non-GAAP selling and marketing expense	$25,631	$18,779

Non-GAAP General and Administrative Expense:
General and administrative expense	$28,757	$24,852
Stock-based compensation expense	(2,395)	(3,541)
Severance expense	(122)	(531)
Transaction costs	(7)	(150)
Non-GAAP general and administrative expense	$26,233	$20,630

Non-GAAP Operating Income:
Income from operations	$468	$2,144
Stock-based compensation expense	4,933	6,543
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	9,697	5,905
Amortization of acquired intangible assets – selling and marketing expense	249	84
Severance expense	122	531
Acquisition contingent consideration	700	—
Transaction costs	7	150
Non-GAAP operating income	$16,176	$15,357

Non-GAAP Net Income:
Net (loss) income	$(334)	$2,288
Income tax expense (benefit)	808	(679)
Stock-based compensation expense	4,933	6,543
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	9,697	5,905
Amortization of acquired intangible assets – selling and marketing expense	249	84
Severance expense	122	531
Acquisition contingent consideration	700	—
Transaction costs	7	150
Non-GAAP income before income taxes	16,182	14,822
Income tax adjustment at statutory rate	(4,126)	(3,780)
Non-GAAP net income	$12,056	$11,042

Critical Accounting Estimates

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include software development costs, business combinations, goodwill, accounting for stock-based compensation, revenue recognition, and income taxes, which are described in Note 1, “Summary of Significant Accounting Policies” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

There have been no material updates or changes to our critical accounting estimates compared to the critical accounting estimates described in our 2021 Annual Report.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 1, “Summary of Significant Accounting Policies” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had unrestricted cash and cash equivalents of $97.3 million and had $50.0 million in outstanding bank debt related to Term Loans as of March 31, 2022.

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

We are exposed to risk related to changes in interest rates. Borrowings under the Second Amendment bear interest at rates that are variable. Increases in the bank prime or SOFR rates would increase the interest rate on any future outstanding borrowings. Any debt we incur in the future may also bear interest at variable rates. For each 100 basis point increase in the bank prime or SOFR rates, this would result in a projected increase in interest expense of $0.5 million annually.

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three months ended March 31, 2022 and 2021, approximately 4% and 1%, respectively, of our revenues were denominated in currencies other than U.S. dollars.

We have experienced and will continue to experience fluctuations in our net loss or income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have historically recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows. The acquisition of the controlling interest in Systax in January 2020 and the future purchase commitment liabilities associated with this acquisition are expected to increase our exposure to fluctuations of the Brazilian Real over time. At March 31, 2022, outstanding foreign currency forward contracts hedge approximately 50% of our exposure to adverse fluctuations in the Brazilian Real associated with these future purchase commitment liabilities.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 25, 2022, we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interfering in our contractual relations and to prohibit them from using or disclosing in any way our confidential, proprietary, and/or trade secret information. We are also seeking monetary damages, including punitive damages, and attorneys’ fees. On February 7, 2022, Avalara filed a motion to dismiss the complaint for lack of personal jurisdiction. Avalara withdrew that motion on February 17, 2022, and filed a renewed motion to dismiss the amended complaint for lack of personal matter jurisdiction on March 2, 2022. Vertex’s opposition to the motion to dismiss was filed on March 23, 2022. On March 30, 2022, Avalara filed a motion for leave to file a reply brief in support of its motion to dismiss, and on April 6, 2022, Vertex filed a motion for leave to file a sur-reply brief. We believe that the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

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

ITEM 1A. RISK FACTORS

This document incorporates by reference various risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors.” During the quarter ended March 31, 2022 the following additional risk factor was identified:

Our business is dependent upon the proper functioning of our business processes and information systems and modification or interruption of such systems may disrupt our business, processes and internal controls.

We rely upon internal processes and information systems to support key business functions, including our assessment of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. The efficient operation of these processes and systems is critical and they need to be scalable to support our growth. We have launched a project to implement a new ERP system.  The scope of the project includes multiple business areas across the organization, has consumed, and will continue to consume significant time, and requires significant resource allocation in the planning, executing, and testing phases.  Any issues, problems, and errors with the implementation of the ERP system or its subsequent operation may impact our continued ability to successfully operate our business or to timely and accurately report our financial results. In addition, failure to implement new or updated controls governing the new ERP system, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations.

In connection with the ERP system implementation, material weaknesses or significant deficiencies may be identified. If we identify weaknesses or deficiencies in our internal control over financial reporting that are unable to be sufficiently remediated, our management may be unable to assert that our disclosure controls and procedures and our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be adversely affected and we could become subject to litigation or investigations by NASDAQ, the SEC, or other regulatory authorities, which could require additional financial and management resources.

You should carefully consider these risks, together with management’s discussion and analysis of our financial condition and results of operations in conjunction with the Condensed Consolidated Financial Statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and in conjunction with our 2021 Annual Report. If any of the events contemplated should occur, our business, results of operations, financial condition and cash flows could suffer significantly.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.1	Second Amendment to the Credit Agreement by and among Vertex, Inc., the guarantors party thereto, PNC Bank, National Association, and the lenders party thereto, dated as of March 8, 2022	8-K	001-39413	10.1	03/09/2022
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex, Inc.

Date: May 10, 2022	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: May 10, 2022	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)