Form 10-Q
period 2022-06-30
Vertex, Inc.
filed 2022-08-09
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 48,432,472 shares of Class A common stock, $0.001 par value per share, and 101,307,000 shares of Class B common stock, $0.001 par value per share, outstanding.

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

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and in other sections of this Quarterly Report on Form 10-Q, including under Part II, Item 1A, Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements, and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2022 and December 31, 2021

(Amounts in thousands, except per share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,554	$73,333
Funds held for customers	19,935	24,873
Accounts receivable, net of allowance of $8,719 and $9,151, respectively	88,961	76,929
Prepaid expenses and other current assets	22,956	20,536
Investment securities available for sale, current (amortized cost of $6,940 at June 30, 2022)	6,943	—
Total current assets	224,349	195,671
Property and equipment, net of accumulated depreciation	106,526	98,390
Capitalized software, net of accumulated amortization	38,362	33,442
Goodwill and other intangible assets	255,556	272,702
Deferred commissions	12,168	12,555
Deferred income tax asset	31,190	35,298
Operating lease right-of-use assets	19,007	20,249
Other assets	2,592	1,900
Total assets	$689,750	$670,207

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,563	$—
Accounts payable	17,710	13,000
Accrued expenses	23,931	22,966
Tax sharing agreement distributions payable	—	536
Customer funds obligations	18,890	23,461
Accrued salaries and benefits	16,223	16,671
Accrued variable compensation	13,480	26,462
Deferred compensation, current	1,844	4,202
Deferred revenue, current	243,815	237,344
Current portion of operating lease liabilities	4,306	3,933
Current portion of finance lease liabilities	2,368	284
Deferred purchase consideration, current	19,955	19,805
Purchase commitment and contingent consideration liabilities, current	4,791	468
Total current liabilities	368,876	369,132
Deferred compensation, net of current portion	129	1,963
Deferred revenue, net of current portion	11,259	11,666
Debt, net of current portion	47,939	—
Operating lease liabilities, net of current portion	22,371	24,320
Finance lease liabilities, net of current portion	39	68
Deferred purchase consideration, net of current portion	9,586	19,419
Purchase commitment and contingent consideration liabilities, net of current portion	7,488	10,829
Deferred other liabilities	1,428	2,726
Total liabilities	469,115	440,123
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 48,316 and 42,286 shares issued and outstanding, respectively	48	42
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 101,307 and 106,807 shares issued and outstanding, respectively	101	107
Additional paid in capital	232,850	222,621
Retained earnings	18,957	24,811
Accumulated other comprehensive loss	(31,321)	(17,497)
Total stockholders' equity	220,635	230,084
Total liabilities and stockholders' equity	$689,750	$670,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2022 and 2021

(Amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	$101,088	$89,604	$198,219	$172,884
Services	18,188	15,334	36,041	30,290
Total revenues	119,276	104,938	234,260	203,174
Cost of revenues:
Software subscriptions	36,209	26,829	69,122	52,419
Services	11,920	10,550	23,873	21,893
Total cost of revenues	48,129	37,379	92,995	74,312
Gross profit	71,147	67,559	141,265	128,862
Operating expenses:
Research and development	10,310	11,926	19,943	23,385
Selling and marketing	31,979	24,865	59,431	45,015
General and administrative	30,084	24,865	58,841	49,717
Depreciation and amortization	3,224	2,878	6,184	5,705
Other operating (income) expense, net	(154)	4,483	694	4,354
Total operating expenses	75,443	69,017	145,093	128,176
(Loss) income from operations	(4,296)	(1,458)	(3,828)	686
Interest expense (income), net	724	(385)	718	150
(Loss) income before income taxes	(5,020)	(1,073)	(4,546)	536
Income tax expense (benefit)	500	(1,881)	1,308	(2,560)
Net (loss) income	(5,520)	808	(5,854)	3,096
Other comprehensive loss, net of tax	11,775	3,359	13,824	4,336
Total comprehensive loss	$(17,295)	$(2,551)	$(19,678)	$(1,240)

Net (loss) income attributable to Class A stockholders, basic	$(1,598)	$190	$(1,679)	$644
Net (loss) income per Class A share, basic	$(0.04)	$0.01	$(0.04)	$0.02
Weighted average Class A common stock, basic	43,286	34,726	42,818	30,592
Net (loss) income attributable to Class A stockholders, diluted	$(1,598)	$229	$(1,679)	$811
Net (loss) income per Class A share, diluted	$(0.04)	$0.01	$(0.04)	$0.02
Weighted average Class A common stock, diluted	43,286	44,711	42,818	41,357
Net (loss) income attributable to Class B stockholders, basic	$(3,922)	$618	$(4,175)	$2,452
Net (loss) income per Class B share, basic	$(0.04)	$0.01	$(0.04)	$0.02
Weighted average Class B common stock, basic	106,203	112,804	106,505	116,460
Net (loss) income attributable to Class B stockholders, diluted	$(3,922)	$579	$(4,175)	$2,285
Net (loss) income per Class B share, diluted	$(0.04)	$0.01	$(0.04)	$0.02
Weighted average Class B common stock, diluted	106,203	112,804	106,505	116,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2022 (unaudited)
(Amounts in thousands)

							Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional		Other	Total
	Class A	Common	Class B	Common	Paid In	Retained	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	(Loss) Income	Equity
Balance, January 1, 2022	42,286	$42	106,807	$107	$222,621	$24,811	$(17,497)	$230,084
Exercise of stock options, net	272	—	—	—	278	—	—	278
Shares issued upon vesting of Restricted Stock Units, net	3	—	—	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	—	—	4,867	—	—	4,867
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(2,049)	(2,049)
Net loss	—	—	—	—	—	(334)	—	(334)
Balance, March 31, 2022	42,561	42	106,807	107	227,751	24,477	(19,546)	232,831
Exercise of stock options, net	93	—	—	—	(34)	—	—	(34)
Shares issued upon vesting of Restricted Stock Awards, net	59	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,166	—	—	4,166
Shares issued in connection with ESPP	103	—	—	—	967	—	—	967
Class B shares exchanged for Class A shares	5,500	6	(5,500)	(6)	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(11,777)	(11,777)
Unrealized gain from available for sale investments, net of tax	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(5,520)	—	(5,520)
Balance, June 30, 2022	48,316	$48	101,307	$101	$232,850	$18,957	$(31,321)	$220,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2021 (unaudited)
(Amounts in thousands)

							Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional		Other	Total
	Class A	Common	Class B	Common	Paid In	Retained	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2021	26,327	$26	120,117	$120	$206,541	$25,782	$(3,127)	$229,342
ASC 842 transition adjustment	—	—	—	—	—	508	—	508
Exercise of stock options, net	640	1	—	—	(6,998)	—	—	(6,997)
Shares issued upon vesting of Restricted Stock Units, net	5	—	—	—	(34)	—	—	(34)
Stock-based compensation expense	—	—	—	—	6,302	—	—	6,302
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(977)	(977)
Net income	—	—	—	—	—	2,288	—	2,288
Balance, March 31, 2021	26,972	27	120,117	120	205,811	28,578	(4,104)	230,432
Exercise of stock options, net	462	1	—	—	(3,293)	—	—	(3,292)
Shares issued upon vesting of Restricted Stock Awards, net	234	—	—	—	—	—	—	—
Shares issued in connection with ESPP	60	—	—	—	6,101	—	—	6,101
Stock-based compensation expense	—	—	—	—	1,010	—	—	1,010
Class B shares exchanged for Class A shares	12,100	12	(12,100)	(12)	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(3,359)	(3,359)
Net income	—	—	—	—	—	808	—	808
Balance, June 30, 2021	39,828	$40	108,017	$108	$209,629	$29,386	$(7,463)	$231,700

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2022 and 2021
(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021

	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(5,854)	$3,096
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,535	17,697
Provision for subscription cancellations and non-renewals, net of deferred allowance	(611)	994
Amortization of deferred financing costs	118	106
Change in fair value of contingent consideration liability	700	—
Write-off of deferred financing costs	370	—
Stock-based compensation expense	9,127	12,828
Deferred income tax benefit	(88)	(2,812)
Non-cash operating lease costs	1,534	1,867
Other	552	66
Changes in operating assets and liabilities:
Accounts receivable	(10,900)	10,993
Prepaid expenses and other current assets	(3,124)	(3,396)
Deferred commissions	387	198
Accounts payable	4,732	2,515
Accrued expenses	685	(5,707)
Accrued and deferred compensation	(17,550)	(8,301)
Deferred revenue	6,288	(1,220)
Operating lease liabilities	(1,868)	(2,532)
Other	(457)	73
Net cash provided by operating activities	14,576	26,465
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(474)	(193,591)
Property and equipment additions	(27,827)	(15,888)
Capitalized software additions	(5,926)	(5,125)
Purchase of investment securities, available for sale	(6,943)	—
Net cash used in investing activities	(41,170)	(214,604)
Cash flows from financing activities:
Net increase (decrease) in customer funds obligations	(4,571)	22,227
Proceeds from term loan	50,000	—
Principal payments on long-term debt	(313)	—
Payments for deferred financing costs	(983)	—
Proceeds from purchases of stock under ESPP	967	1,010
Payments for taxes related to net share settlement of stock-based awards	(489)	(10,715)
Proceeds from exercise of stock options	718	391
Distributions under Tax Sharing Agreement	(536)	(2,700)
Payments for purchase commitment liabilities	(255)	(788)
Payments of finance lease liabilities	(49)	(685)
Payments for deferred purchase commitments	(10,000)	—
Net cash provided by financing activities	34,489	8,740
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(612)	(221)
Net increase (decrease) in cash, cash equivalents and restricted cash	7,283	(179,620)
Cash, cash equivalents and restricted cash, beginning of period	98,206	312,273
Cash, cash equivalents and restricted cash, end of period	$105,489	$132,653
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$85,554	$101,593
Restricted cash—funds held for customers	19,935	31,060
Total cash, cash equivalents and restricted cash, end of period	$105,489	$132,653

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

The Company has a 65% equity interest in Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software. Systax is considered a VIE given that the equity investors, as a group, lack the characteristics of a controlling financial interest. Vertex includes Systax in the condensed consolidated financial statements as Vertex is the primary beneficiary of the equity interests in Systax and participates significantly in the variability in the fair value of Systax’s net assets.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the SEC on March 16, 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements included in the 2021 Annual Report. The accompanying interim condensed consolidated balance sheet as of June 30, 2022, the interim condensed consolidated statements of comprehensive loss, changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021, and interim condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.

Segments

The Company operates its business as one operating segment. For the three and six months ended June 30, 2022, approximately 10% and 8%, respectively, of the Company’s revenues were generated from customers located outside the U.S. For the three and six months ended June 30, 2021, revenues generated from customers located outside the U.S. were approximately 7% and 6%, respectively. As of June 30, 2022 and December 31, 2021, $791 and $699, respectively, of the Company’s property and equipment assets were held outside the U.S.

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

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses during the reporting period. Significant estimates used in preparing these condensed consolidated financial statements include: (i) the estimated allowance for subscription cancellations, (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) allowance for credit losses on available for sale securities; (iv) the reserve for self-insurance, (v) assumptions related to achievement of technological feasibility for software developed for sale, (vi) product life cycles, (vii) estimated useful lives and potential impairment of long-lived assets and intangible assets, (viii) potential impairment of goodwill, (ix) determination of the fair value of tangible and intangible assets acquired, liabilities assumed and consideration transferred in acquisitions, (x) amortization period of material rights and deferred commissions (xi) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of stock-based compensation awards, (xii) measurement of future purchase commitment, contingent consideration liabilities and deferred purchase consideration liabilities associated with acquisitions, and (xiii) the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements or tax returns. Actual results may differ from these estimates.

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

Business Combinations

Upon acquisition of a company, the Company determines if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, liabilities assumed, consideration transferred and amounts attributed to noncontrolling interests, are recorded at fair value. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired, liabilities assumed, consideration transferred, and amounts attributed to noncontrolling interests at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these amounts. The determination of the fair values is based on estimates and judgments made by management. The Company’s estimates of fair value are based upon assumptions it believes to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments to these values as of the acquisition date are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired, liabilities assumed, consideration transferred and noncontrolling interests is received, and is not to exceed one year from the acquisition date (the “Measurement Period”). Thus the Company may record adjustments to the fair value of these tangible and intangible assets acquired, liabilities assumed, consideration transferred and noncontrolling interests, with the corresponding offset to goodwill during this Measurement Period. Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided the Company is within the Measurement Period, with any adjustments to amortization of new or previously recorded identifiable intangibles being recorded to the condensed consolidated statements of comprehensive loss in the period in which they arise. In addition, if outside of the Measurement Period, any subsequent adjustments to the acquisition date fair values are reflected in the condensed consolidated statements of comprehensive loss in the period in which they arise.

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

Income Taxes

Vertex accounts for income taxes using the asset and liability method. The Company recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company’s condensed consolidated financial statements and tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The effects of future changes in tax laws or rates are not anticipated. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process whereby: (i) management determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (ii) for those tax positions that meet the more likely than not recognition threshold, management recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records interest related to underpayment of income taxes as interest expense and penalties as other operating expenses in the condensed consolidated statements of comprehensive loss.

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

The Company’s effective income tax rate was (10%) and 175% for the three months ended June 30, 2022, and 2021, respectively. For the three months ended June 30, 2022, the effective income tax rate was lower than the U.S. federal statutory rate primarily due to foreign losses benefited at lower rates, shortfall in tax benefits related to stock-based

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

compensation, and limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m) (“Section 162(m)”), when compared to losses before income taxes for the three months ended June 30, 2022.  For the three months ended June 30, 2021, the effective income tax rate was higher than the U.S. federal statutory rate primarily due to excess tax benefits related to stock-based compensation, offset by limitations on deductions of certain employees’ compensation under Section 162(m), when compared to income before income taxes for the three months ended June 30, 2021.

The Company’s effective income tax rate was (29%) and (478%) for the six months ended June 30, 2022, and 2021, respectively.  For the six months ended June 30, 2022, the effective income tax rate was lower than the U.S. federal statutory rate primarily due to foreign losses benefited at lower rates, shortfall in tax benefits related to stock-based compensation, and limitations on deductions of certain employees’ compensation under Section 162(m), when compared to losses before income taxes for the six months ended June 30, 2022. For the six months ended June 30, 2021, the effective income tax rate was lower than the U.S. federal statutory rate primarily due to excess tax benefits related to stock-based compensation, offset by limitations on deductions of certain employees’ compensation under Section 162(m), when compared to income before income taxes for the six months ended June 30, 2021.

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

Supplemental Balance Sheet Disclosures

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of June 30,	As of December 31,
	2022	2021
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$8,802	$8,903
Prepaid insurance	756	3,348
Prepaid licenses and support	13,398	8,285
Prepaid expenses and other current assets	$22,956	$20,536

Accrued expenses:
Accrued general expenses	$15,805	$10,771
Accrued contract labor and professional fees	5,728	9,688
Accrued income and other taxes	2,398	2,507
Accrued expenses	$23,931	$22,966

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures are as follows for the respective periods:

	For the Six months ended June 30,
	2022	2021

	(unaudited)
Cash paid for:
Interest	$577	$119
Income taxes, net of refunds	$1,922	$966
Operating cash flows from operating leases	$1,826	$2,701

Non-cash investing and financing activities:
Purchase commitment and contingent consideration liabilities	$700	$12,736
Leased assets obtained in exchange for new finance lease liabilities	$2,078	$173

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of the coronavirus disease 2019 (“COVID-19”) to be a pandemic. The COVID-19 pandemic is continuing to have widespread, rapidly evolving and unpredictable impacts on global society, economies, financial markets and business practices. To protect the health and well-being of Company employees and customers, substantial modifications were made to employee travel policies, and our offices were closed, and remained closed through June 30, 2022, with employees directed to work from home. The Company has begun to participate in and/or hold conferences and other marketing events in person and virtual based on the event, beginning in  2022. The COVID-19 pandemic has impacted, and may continue to impact, Company operations, including employees, customers and partners, and there is substantial uncertainty regarding the nature and degree of its continued effects over time.

The Company did not experience any significant reductions in sales, revenues or collections through June 30, 2022 as a result of COVID-19. The Company believes it has ample liquidity and capital resources to continue to meet its operating needs and to service debt and other financial obligations.

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

2.     REVENUE RECOGNITION

See Note 1, “Summary of Significant Accounting Policies”, for a description of the Company’s revenue recognition accounting policy.

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Software subscriptions:
Software licenses	$60,872	$57,525	$119,731	$113,875
Cloud subscriptions	40,216	32,079	78,488	59,009
Software subscriptions	101,088	89,604	198,219	172,884
Services	18,188	15,334	36,041	30,290
Total revenues	$119,276	$104,938	$234,260	$203,174

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) $8,719 and $9,151 at June 30, 2022 and December 31, 2021, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the six months ended June 30, 2022	For the year ended December 31, 2021
	(unaudited)
Balance, beginning of period	$76,929	$77,159
Balance, end of period	88,961	76,929
Increase (decrease), net	$12,032	$(230)

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period or over the amortization period of material rights. Deferred revenue is reflected net of a related deferred

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

allowance for subscription cancellations (the “deferred allowance”) of $6,700 and $6,537 at June 30, 2022 and December 31, 2021, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended June 30,
	2022		2021
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, April 1,	$(8,450)		$(8,059)
Allowance balance, June 30,	(8,719)		(9,399)
Change in allowance		$269		$1,340
Deferred allowance balance, April 1,	6,098		5,515
Deferred allowance balance, June 30,	6,700		6,267
Change in deferred allowance		(602)		(752)
Net amount charged to revenues		$(333)		$588

	For the six months ended June 30,
	2022		2021
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, January 1,	$(9,151)		$(8,592)
Allowance balance, June 30,	(8,719)		(9,399)
Change in allowance		$(432)		$807
Deferred allowance balance, January 1,	6,537		6,432
Deferred allowance balance, June 30,	6,700		6,267
Change in deferred allowance		(163)		165
Net amount charged to revenues		$(595)		$972

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets. The tables provide information about the balances of and changes to deferred revenue for the following periods:

	As of June 30,	As of December 31,
	2022	2021
	(unaudited)
Balances:
Deferred revenue, current	$243,815	$237,344
Deferred revenue, non-current	11,259	11,666
Total deferred revenue	$255,074	$249,010

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Changes to deferred revenue:
Beginning balance	$245,715	$218,133	$249,010	$222,262
Additional amounts deferred	128,635	109,417	240,324	203,524
Revenues recognized	(119,276)	(104,938)	(234,260)	(203,174)
Ending balance	$255,074	$222,612	$255,074	$222,612

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

The changes to contract cost balances as of and for the following periods are:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Deferred commissions:
Beginning balance	$11,679	$11,693	$12,555	$11,743
Additions	2,931	2,135	4,656	4,193
Amortization	(2,442)	(2,283)	(5,043)	(4,391)
Ending balance	$12,168	$11,545	$12,168	$11,545

3.    BUSINESS COMBINATIONS

LCR-Dixon

On September 22, 2021, the Company executed a stock purchase agreement with LCR-Dixon Corporation (“LCR-Dixon”), a provider of SAP technologies and tax intelligence solutions. LCR-Dixon’s solutions were specifically developed to improve functionality and performance for SAP indirect tax processes and are integrated with the Company’s tax determination software. The LCR-Dixon acquisition was accounted for as a business combination. The transaction costs associated with the acquisition were not significant.

The purchase price was $99,062 consisting of (i) $59,720 of cash paid at closing, partially offset by $1,899 of LCR-Dixon cash received in the acquisition, resulting in net cash consideration at closing of $57,821, (ii) $474 cash paid related to the final determination of LCR-Dixon’s cash and net working capital as of the acquisition date (the “Post-closing Adjustment”) paid in January 2022, (iii) non-interest bearing deferred payments aggregating $40,000 to be paid in four equal installments of $10,000 every six-months beginning March 2022 and ending September 2023, net of a discount of $976 (the “deferred purchase consideration”) and (iv) other adjustments associated with income tax amounts that exceed the estimated amount calculated at closing of $156. Cash paid was funded from available cash on hand. The discount recorded as a reduction of the deferred purchase consideration will be recorded as interest expense over the payment period using the effective interest method. The deferred purchase consideration, net of discount, is included in current liabilities and long-term liabilities in the condensed consolidated balance sheets at (i) $19,955 and $9,586, respectively, at June 30, 2022, and (ii) $19,805 and $19,419, respectively, at December 31, 2021.

The following table summarizes the purchase price for LCR-Dixon:

As of Acquisition Date
Cash consideration	$60,038
Fair value of deferred purchase consideration	39,024
Total	$99,062

The purchase price was allocated to the net assets acquired based on management’s determination of their estimated fair values using available information as of the acquisition date. The excess of purchase consideration over the net assets acquired is recorded as goodwill, which primarily reflects the existence of intangible assets not recognized under U.S. GAAP such as the value of expected future synergies, the value of the assembled workforce and other market factors. The

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Company expects that goodwill associated with the LCR-Dixon acquisition will not be deductible for tax purposes. The fair values of these amounts on the acquisition date, which are reflected in the table below, have been finalized during the three months ended June 30,2022 and include Measurement Period adjustments resulting in an increase to capitalized software of $7,700, an increase to other intangibles of $6,500 and various other adjustments resulting in a net reduction to goodwill of $11,178. Any subsequent adjustments to these values will be recorded in the consolidated statements of comprehensive loss in the period in which the adjustment is identified.

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

As of Acquisition Date
Cash and cash equivalents	$1,899
Accounts receivable	1,586
Prepaid expenses and other current assets	150
Property and equipment	4
Capitalized software	7,700
Goodwill	86,639
Other intangibles	6,500
Accounts payable	(19)
Accrued expenses	(202)
Accrued compensation	(1,746)
Deferred income tax liability	(3,630)
Deferred revenue	(71)
Total	$98,810

The fair value, valuation methodologies, estimated useful lives, and significant assumptions of the identifiable intangibles acquired in the LCR-Dixon acquisition are summarized in the table below:

		September 22, 2021
LCR-Dixon Identifiable Intangibles	Balance Sheet Location	Fair Value	Valuation Methodology	Estimated Useful Life	Discount Rate
Trade name	Goodwill and other intangible assets (Note 8)	$200	Relief from royalty method - income approach	6 months	20.0%
Customer relationships	Goodwill and other intangible assets (Note 8)	$6,300	Excess earnings method - income approach	3 years	20.0%
Developed technology	Property and equipment, net (Note 6)	$7,700	Relief from royalty method - income approach	3 years	20.0%

4. INVESTMENTS

Vertex created an investment securities portfolio in June 2022 using excess cash to generate investment income that will be used for general corporate purposes. Our investment securities portfolio consists of the following: Money Market Mutual Funds (“Money Market Funds”) invested in U.S. Treasury Securities, Bank and Corporate issued Commercial Paper (“Commercial Paper”), Corporate Bonds, and U.S. Treasury Securities. The Money Market Funds and a portion of the Commercial Paper are considered cash and cash equivalents due to their short maturity dates. There were no holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The Money Market Funds qualify as equity securities per ASC 321, Investments - Equity Securities. No net gains or losses were recognized on sales of equity securities during the quarter or year to date and no unrealized gains or losses were recognized on equity securities held as of June 30, 2022 or as of December 31, 2021, respectively.

The Commercial Paper, Corporate Bonds, and U.S. Treasury Securities qualify as debt securities per ASC 320, Investments - Debt Securities, and have been classified as available-for-sale as they may be liquidated and used for general corporate purposes.  None of the Company’s debt securities are classified as trading or held to maturity. As of June 30, 2022, the Company's debt securities portfolio had unaccreted discounts of $333 and no remaining unamortized premiums.

The table below presents the amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value aggregated by major security type as of June 30, 2022. Accrued interest receivable of $16 as of June 30, 2022, is not included in the table.

	As of June 30, 2022
Investment securities available-for-sale: (unaudited)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance For Credit Losses	Fair Value
Commercial paper	$11,107	$—	$—	$—	$11,107
Corporate bonds	200	—	—	—	200
U.S. Treasury securities	3,570	3	—	—	3,573
Total investment securities available for sale	$14,877	$3	$—	$—	$14,880

Investment Securities in a Gross Unrealized Loss Position

The table below provides the gross unrealized losses and fair value of securities available-for-sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2022. The amounts include securities available-for-sale without an allowance for credit losses. As of June 30, 2022, the Company’s available-for-sale investment securities consisted of 53 securities, one of which was in an immaterial unrealized loss position.  As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of June 30, 2022.

	As of June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
Investment securities available-for-sale without an allowance for credit losses: (unaudited)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$—	$—	$—	$—	$—	$—
Corporate bonds	200	—	—	—	200	—
U.S. Treasury securities	—	—	—	—	—	—
Total investment securities available for sale	$200	$—	$—	$—	$200	$—

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Maturities of Investment Securities

The table below summarizes, as of June 30, 2022, the fair value of investment securities by major security type and contractual maturity as well as the total fair value, and amortized cost of investment securities by contractual maturity. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of securities are likely to differ from the scheduled contractual maturities presented below.

	As of June 30, 2022
	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of investment securities available-for-sale: (unaudited)
Commercial paper	$11,107	$—	$—	$—	$11,107
Corporate bonds	200	—	—	—	200
U.S. Treasury securities	1,796	1,777	—	—	3,573
Total investment securities available for sale	$13,103	$1,777	$—	$—	$14,880
Amortized cost of investment securities available for sale	$13,103	$1,774	$—	$—	$14,877

Net Securities Gains or Losses and Securities Pledged

During the three months ended June 30, 2022, the Company had no sales of debt securities categorized as available for sale, resulting in no realized gains or losses, and no securities were pledged.

5.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s Fair Value Hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of June 30, 2022 (unaudited)	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$46,304	$46,304	$—	$—
Commercial paper	11,107	—	11,107	—
Corporate bonds	200	—	200	—
U.S. Treasury securities	3,573	—	3,573	—
Tellutax contingent consideration	(3,200)	—	—	(3,200)
Foreign currency forward contracts	368	—	368	—

	Fair Value Measurements Using
As of December 31, 2021	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$3,201	$3,201	$—	$—
Tellutax contingent consideration	(2,500)	—	—	(2,500)
Foreign currency forward contracts	(62)	—	(62)	—

The Company has investments in money market funds, which are included in cash and cash equivalents on the condensed consolidated balance sheets. Fair value inputs for these investments are considered Level 1 measurements within the Fair Value Hierarchy since Money Market Fund fair values are known and observable through daily published floating net asset values. Securities classified as available-for-sale are reported at fair value using Level 2 inputs. For the

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Commercial Paper, Corporate Bonds and U.S. Treasury securities, the Company believes that Level 2 designation is appropriate under ASC 820-10, as these securities are fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

In connection with the January 2021 Tellutax LLC (“Tellutax”) acquisition, the sellers are entitled to contingent consideration if sales targets are met during a period of time following the acquisition (the “Tellutax Contingent Consideration”).

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

A fair value adjustment of $0 and $700 was recorded in other operating expense (income), net for the three and six months ended June 30, 2022, respectively. At June 30, 2022, the Tellutax Contingent Consideration of $800 and $2,400 is included in purchase commitment and contingent consideration liabilities, current, and purchase commitment and contingent consideration liabilities, net of current portion, respectively, in the condensed consolidated balance sheets. At December 31, 2021, the Tellutax Contingent Consideration of $2,500 is included in purchase commitment and contingent consideration liabilities, net of current portion in the condensed consolidated balance sheets.

Tellutax Contingent Consideration fair value as of June 30, 2022 and December 31, 2021 and unobservable inputs used for the Monte Carlo Simulation valuation were as follows:

	June 30, 2022
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$(3,200)	Monte Carlo Simulation	Revenue volatility	75.0%
			Revenue discount rate	20.9%
			Term (in years)	2.6

	December 31, 2021
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$(2,500)	Monte Carlo Simulation	Revenue volatility	95.0%
			Revenue discount rate	20.0%
			Term (in years)	3.6

Changes in the fair value of Tellutax Contingent Consideration during the six months ended June 30, 2022 were as follows:

Tellutax
Contingent
Consideration

Balance, January 1, 2022	$(2,500)
Fair value adjustments	(700)
Balance, June 30, 2022	$(3,200)

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

Non-recurring Fair Value Measurements

The LCR-Dixon acquisition on September 22, 2021, the acquisition of EVAT and its wholly owned subsidiaries (collectively, “Taxamo”) on May 12, 2021, the Tellutax acquisition on January 25, 2021, and the Systax acquisition on January 10, 2020, were accounted for as business combinations and the total purchase price for each acquisition was allocated to the net assets acquired and liabilities assumed based on their estimated fair values.

Deferred purchase consideration associated with the LCR-Dixon acquisition was $29,541 and $39,224 at June 30, 2022 and December 31, 2021, respectively.  See Note 3, “Business Combinations”, for additional information on such amounts.

The Company has a contractual commitment to acquire the remaining equity interest from the original Systax Quotaholders incrementally between 2021 through 2024. Future purchase commitment payments for these incremental acquisition amounts are based on a multiple of Systax revenue and earnings before interest, depreciation, amortization and income taxes (“EBITDA”) performance at the end of 2020, 2022 and 2023, whereby the Company will have full ownership after the final transaction in 2024. Management determined these future purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. The fair value of the Purchase Commitment Liability at the acquisition date was finalized to be $12,592. This amount will fluctuate as a result of changes in foreign currency exchange rates and is reflected in purchase commitment and contingent consideration liabilities in the condensed consolidated balance sheets, with such changes in exchange rates being reflected in other comprehensive loss or income in the condensed consolidated statements of comprehensive loss. Adjustments to the settlement date value that arise as a result of remeasurement at future balance sheet dates will be recorded as interest expense related to financing costs in the condensed consolidated statements of comprehensive loss in the period the change is identified. No such adjustments have been recorded through June 30, 2022.

The Purchase Commitment Liability included in purchase commitment and contingent consideration liabilities, current and purchase commitment and contingent liabilities, net of current portion in the condensed consolidated balance sheets at June 30, 2022 was $3,816 and $5,088, respectively. The remaining Purchase Commitment Liability is included in purchase commitment and contingent consideration liabilities, net of current portion in the condensed consolidated balance sheets at December 31, 2021 was $8,329.

The carrying amounts of both the LCR-Dixon deferred purchase consideration and the Systax Purchase Commitment Liability amounts discussed above approximated their respective fair values at such dates and are considered Level 3 non-recurring fair value measurements.

Derivative Instruments

The Company may periodically enter into derivative contracts to reduce our exposure to foreign currency exchange rates. Historically, the Company has not designated derivative contracts as hedges. Such derivative contracts are typically designed to manage specific risks according to our strategies, which may change from time to time.

The Company entered into a series of foreign currency forward contracts to reduce our exposure to adverse fluctuations in the Brazilian Real associated with a portion of the Systax Purchase Commitment Liability. Such forward contracts, have not been designated as a hedge, do not qualify for hedge accounting and are not material to our condensed consolidated financial statements. These forward contacts are remeasured at fair value on a recurring basis and are included in other assets in our condensed consolidated balance sheets with changes in their estimated fair value recognized as interest expense in our condensed consolidated statements of comprehensive loss. Our fair value determinations are based on foreign currency exchange rates in active markets, which are considered to be Level 2 measurements within the Fair Value Hierarchy.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

6.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of June 30,	As of December 31,
	2022	2021
	(unaudited)
Leasehold improvements	$20,926	$20,956
Equipment	40,322	41,937
Computer software purchased	11,855	11,792
Internal-use software developed:
Cloud-based customer solutions	126,827	114,872
Internal systems and tools	32,789	32,408
Furniture and fixtures	7,665	7,675
In-process internal-use software	27,895	16,965
	268,279	246,605
Less accumulated depreciation and amortization	(161,753)	(148,215)
Property and equipment, net	$106,526	$98,390

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,671 and $1,902 for the three months ended June 30, 2022 and 2021, respectively, $3,389 and $3,808 for the six months ended June 30, 2022 and 2021 and is reflected in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

Finance lease amortization was $535 and $770 for the three and six months ended June 30, 2022, respectively, and depreciation expense for assets held under capital leases was $240 and $464 for the three and six months ended June 30, 2021, respectively. Finance lease amortization and depreciation expense for assets held under capital leases are included in depreciation and amortization expense in the condensed consolidated statements of comprehensive loss. Assets under finance leases of $3,611 and $1,533, net of accumulated amortization of $1,702 and $931, respectively, at June 30, 2022 and December 31, 2021, respectively, are included in property and equipment in the condensed consolidated balance sheets.

The major components of internal-use software are as follows:

	As of June 30,	As of December 31,
	2022	2021
	(unaudited)
Internal-use software developed	$159,616	$147,280
Less accumulated depreciation	(101,668)	(87,281)
Internal-use software developed, net of accumulated depreciation	57,948	59,999
In-process internal-use software	27,895	16,965
Internal-use software developed, net	$85,843	$76,964

Amounts included in property and equipment additions related to capitalized internal-use software on the condensed consolidated statements of cash flows are as follows:

	For the six months ended June 30,
	2022	2021

	(unaudited)
Cloud-based customer solutions	$14,406	$8,232
Internal systems and tools	11,849	6,253
Total	$26,255	$14,485

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended June 30, 2022

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

and 2021 was $6,927 and $2,669, respectively, $13,258 and $5,345, for the six months ended June 30, 2022 and 2021, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive loss.

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended June 30, 2022 and 2021 was $1,018 and $736, respectively, and $2,025 and $1,433 for the six months ended June 30, 2022 and 2021, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

7.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of June 30,	As of December 31,
	2022	2021
	(unaudited)
Capitalized software	$89,175	$72,512
Less accumulated amortization	(53,885)	(45,179)
Capitalized software, net of accumulated depreciation	35,290	27,333
In-process capitalized software	3,072	6,109
Capitalized software, net	$38,362	$33,442

Software development costs capitalized for the three months ended June 30, 2022 and 2021, excluding acquisitions, were $3,014 and $2,904, respectively, and $5,926 and $5,125 for the six months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022, developed technology with an acquisition date fair value of $7,700 acquired in the LCR-Dixon acquisition was recorded to capitalized software.

Capitalized software amortization expense, including amortization of acquired technology, was $5,405 and $3,182 for the three months ended June 30, 2022 and 2021, respectively, and $8,706 and $6,350 for the six months ended June 30, 2022 and 2021, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive loss. Amortization expense associated with the acquired LCR-Dixon developed technology from the acquisition date through June 30, 2022 was $1,925 and is included in the capitalized software amortization expense for the three and six months ended June 30, 2022. Included in this amount is $642 and $642 of expense that would have been recorded during the year ended December 31, 2021 and the three months ended March 31, 2022, respectively, had the fair value of acquired LCR-Dixon developed technology been available on the acquisition date.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of June 30,	As of December 31,
	2022	2021
	(unaudited)
Goodwill	$248,723	$270,041
Other intangible assets, net	6,833	2,661
Total	$255,556	$272,702

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The changes in the carrying amount of goodwill are as follows for the periods presented:

	As of June 30,
	2022	2021

	(unaudited)
Balance, January 1	$270,041	$16,329
Acquisitions	—	206,280
Measurement period adjustments	(10,329)	—
Foreign currency translation adjustments	(10,989)	(4,425)
Balance, June 30, gross	248,723	218,184
Accumulated impairment losses	—	—
Balance, June 30, net	$248,723	$218,184

The Company has recognized various amortizable other intangible assets in connection with acquisitions related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements, for the periods presented:

	As of June 30,	As of December 31,
	2022	2021
	(unaudited)
Weighted average amortization period (years)	3.5	4.2

Gross value	$10,677	$4,110
Accumulated amortization	(3,844)	(1,449)
Carrying value	$6,833	$2,661

The following table presents amortization of other intangible assets:

For the three months ended June 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2022	$54	$2,019	$2,073
2021	66	86	152

For the six months ended June 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2022	$119	$2,268	$2,387
2021	127	170	297

Amortization expense associated with the other intangible assets recognized from the LCR-Dixon acquisition from the acquisition date through June 30, 2022 was $1,775 for the three and six months ended June 30, 2022 and is included in the other intangible assets amortization expense in the above schedule. Included in this amount is $625 and $625 of expense that would have been recorded during the year ended December 31, 2021 and the three months ended March 31, 2022, respectively, had the fair value of the acquired LCR-Dixon other intangibles been available on the acquisition date.

9.DEBT

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

The Company paid $993 in financing costs in connection with the Second Amendment, which will be amortized over the term of the loan. The Company wrote off $370 in deferred financing fees pertaining to the Previous Credit Agreement associated with a bank exiting the Second Amendment. The remaining balance of deferred financing costs pertaining to the remaining bank associated with the Previous Credit Agreement of $277 will be amortized over the term of the Second Amendment. The portion of the deferred financing costs associated with the Amended Line of Credit and the Term Loan are reflected in other assets and as a reduction of the Term Loan, respectively, in the condensed consolidated balance sheet at June 30, 2022.

The Second Amendment is collateralized by certain assets of the Company and contains financial and operating covenants. The Company was in compliance with these covenants at June 30, 2022.

Term Loan

The Term Loan requires quarterly principal payments over five years, with a balloon payment due on March 8, 2027. The interest rate on the Term Loan was 2.63% at June 30, 2022 as the Company selected the SOFR Option. Term Loan outstanding amounts are reported in the current portion of long-term debt and long-term debt, net of current portion, in the condensed consolidated balance sheets.

Amended Line of Credit

The Amended Line of Credit expires in March 2027. The Company is required to pay a quarterly fee on the difference between the $200,000 allowed maximum borrowings and the unpaid principal balance outstanding under the line at the applicable rate. At June 30, 2022, the New Base Rate Option and SOFR Option applicable to Amended Line of Credit borrowings were 4.75% and 2.63%, respectively. There were no outstanding borrowings under the Amended Line of Credit at June 30, 2022 or the Previous Line of Credit at December 31, 2021, respectively.

10.STOCKHOLDERS’ EQUITY

Common Stock

During the three and six months ended and June 30, 2022, the Company issued 93 and 365 shares of Class A common stock (“Class A”), respectively, related to the exercise of options, net of 23 and 70 shares, respectively, returned to the Company in lieu of payment of the exercise price and taxes due on these exercises.

During the three and six months ended June 30, 2022, the Company issued 0 and 3 shares of Class A common stock, respectively, in connection with the vesting of Restricted Stock Units (“RSUs”), net of 0 and 1 share, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

During the three and six months ended June 30, 2022, the Company issued 59 shares of Class A common stock in connection with the vesting of  Restricted Stock Awards (“RSAs”).

During the three and six months ended June 30, 2022, a stockholder exchanged 5,500 shares of Class B common stock for an equivalent number of shares of Class A common stock.

During the three and six months ended and June 30, 2021, the Company issued 462 and 1,102 shares of Class A common stock (“Class A”), respectively, related to the exercise of options, net of 219 and 575 shares, respectively, returned to the Company in lieu of payment of the exercise price and taxes due on these exercises.

During the three and six months ended June 30, 2021, the Company issued 0 and 5 shares of Class A, respectively, in connection with the vesting of RSUs, net of 0 and 1 shares, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

During the three and six months ended June 30, 2021, the Company issued 234 shares of Class A common stock in connection with the vesting of RSAs.

Tax Sharing Agreement Payments

In connection with termination of the Company’s S-Corporation status effective July 27, 2020, the Company entered into a Tax Sharing Agreement with the former S-Corporation shareholders. All obligations of the Company under the Tax Sharing Agreement are satisfied by adjustments of additional paid in capital.

During the three and six months ended June 30, 2022, the Company distributed $0 and $536 to the former S-Corporation shareholders under the Tax Sharing Agreement to settle the Company’s obligation for income taxes related to the allocation of taxable income to the S-Corporation short tax period ended July 26, 2020.

During the three and six months ended June 30, 2021, the Company distributed $2,700 to the former S-Corporation shareholders under the Tax Sharing Agreement to settle the Company’s obligation for income taxes related to the allocation of taxable income to the S-Corporation short tax period ended July 26, 2020.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

11.    EARNINGS PER SHARE

The tables below illustrate the calculation of basic and diluted net (loss) income per common share for the Class A common and Class B common for the periods reflected below.

	For the three months ended June 30,		For the six months ended June 30,
Class A common stock:	2022	2021	2022	2021

	(unaudited)		(unaudited)
Numerator, basic:
Net (loss) income attributable to all stockholders	$(5,520)	$808	$(5,854)	$3,096
Class A stock as a percentage of total shares outstanding, basic	28.96%	23.54%	28.67%	20.80%
Net (loss) income attributable to Class A stockholders, basic	$(1,598)	$190	$(1,679)	$644

Numerator, diluted:
Net (loss) income attributable to all stockholders	$(5,520)	$808	$(5,854)	$3,096
Class A stock as a percentage of total shares outstanding, diluted	28.96%	28.37%	28.67%	26.20%
Net (loss) income attributable to Class A stockholders, diluted	$(1,598)	$229	$(1,679)	$811

Denominator, basic and diluted:
Weighted average Class A common stock, basic	43,286	34,726	42,818	30,592
Dilutive effect of common stock equivalents(1)(2)	—	9,985	—	10,765
Weighted average Class A common stock, diluted	43,286	44,711	42,818	41,357

Net (loss) income per Class A share, basic	$(0.04)	$0.01	$(0.04)	$0.02
Net (loss) income per Class A share, diluted	$(0.04)	$0.01	$(0.04)	$0.02
(1)	For the three months ended June 30, 2022, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders as the impact of including them would have been anti-dilutive: 9,024 options (including 763 out-of-the-money options), 306 RSAs, 2,417 RSUs and 49 shares under the ESPP. For the three months ended June 30, 2021, 251 out-of-the-money options were excluded from the computation of diluted net income per share attributable to Class A stockholders as the impact of including them would have been anti-dilutive.

(2)	For the six months ended June 30, 2022, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net income per share attributable to Class A stockholders as the impact of including them would have been anti-dilutive: 9,226 options (including 765 out-of-the-money options), 316 RSAs, 1,984 RSUs and 45 shares under the ESPP. For the six months ended June 30, 2021, 167 out-of-the-money options were excluded from the computation of diluted net income per share attributable to Class A stockholders as the impact of including them would have been anti-dilutive.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
Class B common stock:	2022	2021	2022	2021

	(unaudited)		(unaudited)
Numerator, basic:
Net (loss) income attributable to all stockholders	$(5,520)	$808	$(5,854)	$3,096
Class B stock as a percentage of total shares outstanding, basic	71.04%	76.46%	71.33%	79.20%
Net (loss) income attributable to Class B stockholders, basic	$(3,922)	$618	$(4,175)	$2,452

Numerator, diluted:
Net (loss) income attributable to all stockholders	$(5,520)	$808	$(5,854)	$3,096
Class B stock as a percentage of total shares outstanding, diluted	71.04%	71.63%	71.33%	73.80%
Net (loss) income attributable to Class B stockholders, diluted	$(3,922)	$579	$(4,175)	$2,285

Denominator, basic and diluted:
Weighted average Class B common stock, basic	106,203	112,804	106,505	116,460
Dilutive effect of common stock equivalents	—	—	—	—
Weighted average Class B common stock, diluted	106,203	112,804	106,505	116,460

Net (loss) income per Class B share, basic	$(0.04)	$0.01	$(0.04)	$0.02
Net (loss) income per Class B share, diluted	$(0.04)	$0.01	$(0.04)	$0.02

12.    STOCK-BASED AWARD PLANS

The 2020 Plan provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The Company issued stock options, RSAs, and RSUs under the 2020 Plan. As of June 30, 2022, 10,757 shares of Class A common were available for issuance under the 2020 Plan.

Options

The following table summarizes activity for options outstanding under the 2020 Plan for the six months ended June 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value

	(unaudited)
Outstanding at January 1, 2022	9,500	$4.20	5.2	$110,843
Forfeited	(98)	5.20
Exercised	(435)	2.73
2020 Plan options outstanding at June 30, 2022	8,967	4.26	4.7	63,356
2020 Plan options excercisable at June 30, 2022	6,512	2.77	3.7	55,730

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The detail of options outstanding, vested and exercisable under the 2020 Plan as of June 30, 2022 is as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)

	(unaudited)
$0.15 to $0.71	1,770	—	1,770	—
$2.15	390	2.6	390	2.6
$2.50	2,186	4.0	2,186	4.0
$2.67	419	4.7	419	4.7
$3.17	1,166	5.8	416	5.8
$3.73	1,590	7.3	813	7.4
$4.70	683	7.6	341	7.6
$18.47	213	9.4	—	—
$18.96	235	9.1	105	9.1
$19.00	69	9.2	—	—
$32.16	246	8.6	72	8.5
	8,967		6,512

The Board of Directors (“the Board”) intends all options granted to be exercisable at a price per share not less than the per share fair market value of the Company’s Class A common stock underlying the options on the date of grant. Compensation expense for option awards are measured based on the grant date fair value of the awards and recognized in the condensed consolidated statements of comprehensive loss over the period during which the participant is required to perform the requisite services. The vesting period is generally one to four years. The grant date fair value of options is estimated using the Black-Scholes model.

There were no options issued under the 2020 Plan during the three or six months ended June 30, 2022. The Company issued 12 options and 263 options under the 2020 Plan during the three months and six months ended June 30, 2021, respectively. The assumptions used in the Black-Scholes model to determine the value of the options issued during these periods are as follows:

Option Valuation Period
Q2 2021
Fair market value of common stock	$17.66
Volatility	36.8%
Expected term (years)	6.0
Expected dividend yield	—%
Risk-free interest rate	0.4%

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

At June 30, 2022, $13,927 of unrecognized compensation expense associated with options is expected to be recognized over a weighted average period of approximately 2.4 years.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2022:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2022	530	$26.49
Granted	1,980	13.57
Vested	(4)	34.64
Forfeited	(100)	16.05
Outstanding at June 30, 2022	2,406	$16.28

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive loss over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. Vested RSUs are settled by issuing Class A shares or the equivalent value in cash at the Board’s discretion. At June 30, 2022, $32,362 of unrecognized compensation cost for RSUs is expected to be recognized over a weighted average period of approximately 3.3 years.

In connection with the Taxamo acquisition, certain continuing employees of Taxamo received RSUs with service and performance conditions (“PSUs”). At June 30, 2022, there are 895 shares of our Class A common stock with an aggregate grant date fair value of $15,803 that will be accounted for as post-acquisition compensation expense over the vesting period if targets are achieved. The performance-based condition will be satisfied upon meeting certain performance targets for the year ended 2023. As of June 30, 2022, it is not probable that these targets will be met, thus no compensation expense has been recorded to date related to these PSUs.

Restricted Stock Awards

The following table summarizes RSA activity for the six months ended June 30, 2022:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2022	326	$18.76
Granted	106	9.92
Vested	(59)	17.66
Forfeited	(8)	19.00
Outstanding at June 30, 2022	365	$16.36

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive loss over the period during which the participants are required to perform services in exchange for the award, which is generally one to four years.  At June 30, 2022, $3,601 of unrecognized compensation cost for RSAs is expected to be recognized over a weighted average period of approximately 1.4 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Amounts withheld from participants are reflected in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending November 30, 2022 aggregated $153 as of June 30, 2022. As of June 30, 2022, 3,666 shares of Class A common stock were available for issuance under the ESPP.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

As of June 30, 2022 there was approximately $248 of unrecognized ESPP stock-based compensation cost expected to be recognized on a straight-line basis over the remaining term of the six-month offering period ending November 30, 2022.

At June 30, 2022 and 2021, there were two ESPP offering periods open that end November 30, 2022 and 2021, respectively. The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

	Offering Period Ending
	11/30/2022	11/30/2021
Fair market value of common stock	$11.16	$19.89
Volatility	35.4%	35.1%
Expected term (years)	0.5	0.5
Expected dividend yield	-%	-%
Risk-free interest rate	1.6%	0.1%

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

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to incentive awards, net of forfeitures, as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Stock-based compensation expense:
Stock options	$1,133	$3,913	$3,414	$7,681
RSUs	2,343	793	4,121	1,229
RSAs	574	1,446	1,309	3,655
ESPP	144	133	283	263
Total stock-based compensation expense	$4,194	$6,285	$9,127	$12,828

The Company recognized stock-based compensation cost in the condensed consolidated statements of comprehensive loss as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$479	$572	$925	$1,132
Cost of revenues, services	275	622	681	1,216
Research and development	498	571	612	1,132
Selling and marketing	1,401	1,433	2,973	2,720
General and administrative	1,541	3,087	3,936	6,628
Total stock-based compensation expense	$4,194	$6,285	$9,127	$12,828

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

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2022 (the “2021 Annual Report”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Special Note Regarding Forward-Looking Statements” above, and in Part I, Item 1A of the 2021 Annual Report and as may be subsequently updated by our other SEC filings.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a significantly faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 40% and 36% of software subscription revenue from cloud-based subscriptions during the three months ended June 30, 2022 and 2021, respectively, and 40% and 34% for the six months ended June 30, 2022 and 2021, respectively. While our on-premise software subscription revenue comprised 60% and 64% of our software subscription revenues during the three months ended June 30, 2022 and 2021, respectively, and 60% and 66% for the six months ended June 30, 2022 and 2021,respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions accelerate.

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

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $119.3 million and $104.9 million for the three months ended June 30, 2022 and 2021, respectively. We had a net loss of $(5.5) million and net income of $0.8 million for the three months ended June 30, 2022 and 2021, respectively. We had a net loss of $(5.9) million and a net income of $3.1 million for the six months ended June 30, 2022 and 2021, respectively. These amounts are presented in accordance with United States (“ U.S.”) generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense, acquisition contingent consideration and transaction costs. Adjusted EBITDA was $17.8 million and $19.3 million for the three months ended June 30, 2022 and 2021, respectively. Adjusted EBITDA was $36.9 million and $37.4 million for the six months ended June 30, 2022 and 2021, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

Recent Developments

Impact of COVID-19

During the six months ended June 30, 2022, the COVID-19 pandemic had minimal impact on our revenues and results of operations, as we continue to derive the significant majority of our revenues from our existing software subscriptions. As we principally price our solutions based on our customers’ revenues within certain revenue bands, elongated declines in our existing customers’ revenues may impact our ability to grow our existing customer revenues. We did not experience an abnormal number of non-renewals in 2021 or for the six months ended June 30, 2022, nor any material declines in revenues associated with declines in our customers’ revenues, and we currently expect our existing customer base to remain largely stable, as it did through the recession in 2008 and 2009. However, significant increases in non-renewals or concessions to renewal customers would have a material impact on our revenues and cash flows. We expect that the uncertainty caused by the COVID-19 pandemic could impact our billings to new customers as the pandemic continues to generate economic uncertainty. In addition, it may also negatively impact our efforts to maintain or expand revenues from our existing customers as they continue to evaluate certain long-term projects and budget constraints. However, we do not anticipate that overall demand for our software and solutions, our ability to deliver such software and solutions, or our growth strategies will be materially impacted by the COVID-19 pandemic, as companies continue to rely on us for their indirect tax solutions.

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

Services

Cost of services revenue consists of direct costs of software subscription-related services and our managed services offering. These costs include personnel and related expenses, including salaries, benefits, bonuses, stock-based compensation and the cost of third-party contractors and other direct expenses. We plan to continue to expand our infrastructure and personnel as necessary to support our future growth and related increases in our service revenue. We expect growth in our business will result in an increase in the cost of services revenue in absolute dollars.

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

We devote substantial resources to developing new products and enhancing existing products, conducting quality assurance testing, improving our core technology, and integrating acquired technology with our products. We believe continued investments in research and development are critical to attain our strategic objectives and expect research and development costs to increase in absolute dollars. These investments include enhancing our solution offerings to address changing customer needs to support their growth, as well as implementing changes required to keep pace with our partners’ technology to ensure the continued ability of our solutions to work together and deliver value to our customers. The market for our solutions is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands and evolving industry standards. As a result, although we are making significant research and development expenditures, which may be incurred and certain of which may be capitalized, there is no guarantee these solutions will be accepted by the market. This could result in increased costs or an impairment of capitalized development costs with no resulting future revenue benefit.

Selling and Marketing Expenses

Selling expenses consist primarily of personnel and related expenses in support of sales and marketing efforts. These costs include salaries, benefits, bonuses and stock-based compensation. In addition, selling expense includes costs related to advertising and promotion efforts, branding costs, partner-based commissions, costs associated with our annual customer conferences and amortization of certain acquired intangible assets. We intend to continue to invest in our sales and marketing capabilities in the future to continue to increase our brand awareness and expect these costs to increase on an absolute dollar basis as we grow our business and continue to expand our market and partner ecosystem penetration. Sales and marketing expense in absolute dollars and as a percentage of total revenue may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods. Easing up of the travel restrictions due to COVID-19 are resulting in increases in travel and external marketing event expenses, which were significantly lower in 2021. These costs will increase as travel and conference restrictions continue to be lifted, which has begun to occur in 2022, although it is uncertain whether they will return to historical levels experienced pre-COVID-19.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, information technology, legal, risk management, facilities and human resources staffing, including salaries, benefits, bonuses, severance, stock-based compensation, professional fees, insurance premiums, facility costs and other internal support costs.

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, integrate future acquisitions, invest in our systems and tools to support improvements in future operating leverage, and incur additional costs associated with being a publicly listed company. As a public company, we expect to incur increased expenses related to accounting, tax and auditing activities, legal, insurance, SEC compliance and internal control compliance, including the design, implementation and testing of increasingly formalized systems of internal control over financial reporting.

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

Other Operating Expense (Income), net

Other operating expense (income), net consists primarily of transactions costs associated with merger and acquisition activities, quarterly remeasurement of contingent consideration associated with completed acquisitions, realized gains and losses on foreign currency changes and other operating gains and losses. These amounts will fluctuate as a result of ongoing merger and acquisition activities and for changes in foreign currency rates.

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

Interest income reflects earnings on investments of our cash on hand, our investment securities, and on our funds held for customers related to our managed outsourcing services. Interest income will vary as a result of fluctuations in the future level of funds available for investment and the rate of return available in the market on such funds.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of federal, state, and local taxes on our income or loss. In determining our annualized effective income tax rates, net deferred tax assets and valuation allowances, and cash paid for income taxes, management is required to make judgments and estimates about domestic and foreign profitability, the timing and usage of net operating loss carryforwards, applicable tax rates, and transfer pricing methodologies.  Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could materially differ from our projections.

The Tax Cuts and Jobs Act of 2017 generally requires taxpayers to capitalize research and experimental expenditures effective for tax years beginning after December 31, 2021, and amortize the capitalized costs over a period of five or 15 years depending on where the research is conducted.  The latest versions of the proposed Build Back Better Act delay the effective date on which these expenditures are required to be capitalized. However, it is unclear if this act will pass in its current form or if any other legislation might be enacted to defer or repeal the effective date of capitalization. If the capitalization requirement is not deferred or repealed, we expect the capitalization of research and experimental expenditures to increase our current U.S. federal and state income tax expense.

Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our consolidated financial statements and the notes thereto included in our 2021 Annual Report. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. The following table sets forth our consolidated statements of comprehensive loss for the periods indicated.

	For the three months ended				For the six months ended
	June 30,				June 30,
(Dollars in thousands)	2022	2021	Period-Over-Period Change		2022	2021	Period-Over-Period Change

	(unaudited)				(unaudited)
Revenues:
Software subscriptions	$101,088	$89,604	$11,484	12.8%	$198,219	$172,884	$25,335	14.7%
Services	18,188	15,334	2,854	18.6%	36,041	30,290	5,751	19.0%
Total revenues	119,276	104,938	14,338	13.7%	234,260	203,174	31,086	15.3%
Cost of revenues:
Software subscriptions(1)	36,209	26,829	9,380	35.0%	69,122	52,419	16,703	31.9%
Services(1)	11,920	10,550	1,370	13.0%	23,873	21,893	1,980	9.0%
Total cost of revenues	48,129	37,379	10,750	28.8%	92,995	74,312	18,683	25.1%
Gross profit	71,147	67,559	3,588	5.3%	141,265	128,862	12,403	9.6%
Operating expenses:
Research and development(1)	10,310	11,926	(1,616)	(13.6)%	19,943	23,385	(3,442)	(14.7)%
Selling and marketing(1)	31,979	24,865	7,114	28.6%	59,431	45,015	14,416	32.0%
General and administrative(1)	30,084	24,865	5,219	21.0%	58,841	49,717	9,124	18.4%
Depreciation and amortization	3,224	2,878	346	12.0%	6,184	5,705	479	8.4%
Other operating (income) expense, net	(154)	4,483	(4,637)	(103.4)%	694	4,354	(3,660)	(84.1)%
Total operating expenses	75,443	69,017	6,426	9.3%	145,093	128,176	16,917	13.2%
(Loss) income from operations	(4,296)	(1,458)	(2,838)	194.7%	(3,828)	686	(4,514)	(658.0)%
Interest expense (income), net	724	(385)	1,109	(288.1)%	718	150	568	378.7%
(Loss) income before income taxes	(5,020)	(1,073)	(3,947)	367.8%	(4,546)	536	(5,082)	(948.1)%
Income tax expense (benefit)	500	(1,881)	2,381	(126.6)%	1,308	(2,560)	3,868	(151.1)%
Net (loss) income	(5,520)	808	(6,328)	(783.2)%	(5,854)	3,096	(8,950)	(289.1)%
Other comprehensive loss, net of tax	11,775	3,359	8,416	250.6%	13,824	4,336	9,488	218.8%
Total comprehensive loss	$(17,295)	$(2,551)	$(14,744)	578.0%	$(19,678)	$(1,240)	$(18,438)	1,486.9%
(1)	Includes stock-based compensation expenses as shown on the following table.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$479	$572	$925	$1,132
Cost of revenues, services	275	622	681	1,216
Research and development	498	571	612	1,132
Selling and marketing	1,401	1,433	2,973	2,720
General and administrative	1,541	3,087	3,936	6,628
Total stock-based compensation expense	$4,194	$6,285	$9,127	$12,828

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	84.8%	85.4%	84.6%	85.1%
Services	15.2%	14.6%	15.4%	14.9%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues:
Software subscriptions	30.4%	25.6%	29.5%	25.8%
Services	10.0%	10.1%	10.2%	10.8%
Total cost of revenues	40.4%	35.7%	39.7%	36.6%
Gross profit	59.6%	64.3%	60.3%	63.4%
Operating expenses:
Research and development	8.6%	11.4%	8.5%	11.5%
Selling and marketing	26.8%	23.7%	25.4%	22.2%
General and administrative	25.2%	23.7%	25.1%	24.5%
Depreciation and amortization	2.7%	2.7%	2.6%	2.8%
Other operating (income) expense, net	(0.1)%	4.3%	0.3%	2.1%
Total operating expenses	63.2%	65.8%	61.9%	63.1%
(Loss) income from operations	(3.6)%	(1.4)%	(1.6)%	0.3%
Interest expense (income), net	0.6%	(0.4)%	0.3%	0.1%
(Loss) income before income taxes	(4.2)%	(1.0)%	(1.9)%	0.2%
Income tax expense (benefit)	0.4%	(1.8)%	0.6%	(1.3)%
Net (loss) income	(4.6)%	0.8%	(2.5)%	1.5%
Other comprehensive loss, net of tax	9.9%	3.2%	5.9%	2.1%
Total comprehensive loss	(14.5)%	(2.4)%	(8.4)%	(0.6)%

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues

	Three months ended
	June 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Revenues:
Software subscriptions	$101,088	$89,604	$11,484	12.8%
Services	18,188	15,334	2,854	18.6%
Total revenues	$119,276	$104,938	$14,338	13.7%

Revenues increased $14.3 million, or 13.7%, to $119.3 million for the three months ended June 30, 2022 compared to $104.9 million for the three months ended June 30, 2021. The increase in software subscriptions revenues of $11.5 million, or 12.8%, was primarily driven by increases from our existing customers. Software subscriptions revenues derived from new customers averaged 8.9% and 7.0% of total software subscriptions revenues in 2022 and 2021, respectively.

The $2.9 million increase in services revenues was primarily driven by an increase of $1.8 million in software subscription related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions. In addition, our managed services offering experienced a $1.1 million increase in recurring services revenues over the prior year due to returns processing volume increases related to regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	Three months ended
	June 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Cost of software subscription revenues	$36,209	$26,829	$9,380	35.0%

Cost of software subscriptions revenues increased $9.4 million, or 35.0%, to $36.2 million for the three months ended June 30, 2022 compared to $26.8 million for the three months ended June 30, 2021. This included a $3.0 million increase in costs of personnel supporting period over period growth of sales and customers and ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers. In addition, this included an increase in depreciation and amortization of $6.4 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and acquired intangible assets. As a percentage of software subscriptions revenues, the cost of software subscriptions revenues increased to 35.8% in 2022 compared to 29.9% for the same period in 2021.

Cost of Services Revenues

	Three months ended
	June 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Cost of services revenues	$11,920	$10,550	$1,370	13.0%

Cost of services revenues increased $1.4 million, or 13.0%, to $11.9 million for the three months ended June 30, 2022 compared to $10.6 million for the three months ended June 30, 2021. This increase was primarily driven by an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering. As a percentage of services revenues, cost of services revenues decreased to 65.5% in 2022 compared to 68.8% for the same period in 2021.

Research and Development

	Three months ended
	June 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Research and development	$10,310	$11,926	$(1,616)	(13.6)%

Research and development expenses decreased $1.6 million, or 13.6%, to $10.3 million for the three months ended June 30, 2022 compared to $11.9 million for the three months ended June 30, 2021. The $1.6 million decrease in research and development expenses is primarily due to an increase in development work capitalized associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces (“APIs”) to customer ERP and other software platforms. As a percentage of total revenues, research and development expenses decreased to 8.6% in 2022 compared to 11.4% for the same period in 2021. Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	Three months ended
	June 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Selling and marketing	$31,979	$24,865	$7,114	28.6%

Selling and marketing expenses increased $7.1 million, or 28.6%, to $32.0 million for the three months ended June 30, 2022 compared to $24.9 million for the same period in 2021. This increase was primarily driven by a $3.0 million increase in payroll and related expenses associated with the growth in period over period subscription sales and services revenues and expansion of our partner and channel management programs. In addition, there was an increase of $2.2 million in advertising and promotional spending and expanded brand awareness efforts. Lastly, there was an increase of $1.9 million in amortization of acquired intangible assets associated with prior acquisitions.  As a percentage of total revenues, selling and marketing expenses increased to 26.8% in 2022 compared to 23.7% for the same period in 2021.

General and Administrative

	Three months ended
	June 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
General and administrative	$30,084	$24,865	$5,219	21.0%

General and administrative expenses increased $5.2 million, or 21.0%, to $30.1 million for the three months ended June 30, 2022 compared to $24.9 million for the same period in 2021. General and administrative expenses increased $6.7 million primarily due to planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and resources in support of our growth and public company reporting and compliance activities. This increase is offset by a decline in stock-based compensation of $1.5 million for the three months ended June 30, 2022 over the same period in 2021. As a percentage of total revenues, general and administrative expenses increased to 25.2% in 2022 compared to 23.7% for the same period in 2021.

Other Operating (Income) Expense, Net

	Three months ended
	June 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Other operating (income) expense, net	$(154)	$4,483	$(4,637)	(103.4)%

Other operating (income) expense, net, decreased $4.6 million, or 103.4%, to $0.2 million of income for the three months ended June 30, 2022 compared to $4.5 million of expense for the same period in 2021. This decrease was primarily due to $4.5 million in transaction costs associated with the Taxamo acquisition for the three months ended June 30, 2021.

As a percentage of total revenues, other operating expense (income), net decreased to (0.1)% in 2022 compared to 4.3% in 2021.

Interest Expense (Income), Net

	Three months ended
	June 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Interest expense (income), net	$724	$(385)	$1,109	(288.1)%

Interest expense (income) changed by $1.1 million, or 288.1%, to expense of $0.7 million for the three months ended June 30, 2022, from income of $0.4 million for the same period in 2021. Interest expense related to bank debt and the discount recorded related to the LCR-Dixon deferred purchase consideration increased $0.3 million and $0.1 million, respectively, during the three months ended June 30, 2022. In addition, interest expense increased $0.8 million due to a decrease in the valuation of our foreign currency forward contracts related to the Systax future purchase commitment liability.

Income Tax Expense (Benefit)

	Three months ended
	June 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Income tax expense (benefit)	$500	$(1,881)	$2,381	(126.6)%

Income tax expense (benefit) changed by $2.4 million, or 126.6%, to a $0.5 million expense for the three months ended June 30, 2022 compared to a $1.9 million benefit for the same period in 2021. This increase in expense was primarily driven by decreases in tax benefits on exercises and vestings of stock awards partially offset by the unfavorable impact of limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m) (“Section 162(m)”).

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues

	For the six months ended
	June 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Revenues:
Software subscriptions	$198,219	$172,884	$25,335	14.7%
Services	36,041	30,290	5,751	19.0%
Total revenues	$234,260	$203,174	$31,086	15.3%

Revenues increased $31.1 million, or 15.3%, to $234.3 million for the six months ended June 30, 2022 compared to $203.2 million for the six months ended June 30, 2021. The increase in software subscriptions revenues of $25.3 million, or 14.7%, was primarily driven by increases from our existing customers. Software subscriptions revenues derived from new customers averaged 8.2% of total software subscriptions revenues in both 2022 and 2021.

The $5.8 million increase in services revenues was primarily driven by an increase of $3.7 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions, existing customers upgrading to newer versions of our solutions, our premium support services and due to acquisitions. In addition, our managed services offering experienced a $2.1 million increase in recurring services revenues over the prior year due to returns processing volume increases related to regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	For the six months ended
	June 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Cost of software subscriptions revenues	$69,122	$52,419	$16,703	31.9%

Cost of software subscriptions revenues increased $16.7 million, or 31.9%, to $69.1 million for the six months ended June 30, 2022 compared to $52.4 million for the six months ended June 30, 2021. This included a $6.5 million increase in costs of personnel supporting period-over-period growth of sales and customers and ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers. In addition, this included an increase in depreciation and amortization of $10.2 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and acquired intangible assets. As a percentage of software subscriptions revenues, the cost of software subscriptions revenues increased to 34.9% in 2022 compared to 30.3% for the same period in 2021.

Cost of Services Revenues

	For the six months ended
	June 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Cost of services revenues	$23,873	$21,893	$1,980	9.0%

Cost of services revenues increased $2.0 million, or 9.0%, to $23.9 million for the six months ended June 30, 2022 compared to $21.9 million for the six months ended June 30, 2021. This increase was primarily driven by an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering. As a percentage of services revenues, cost of services revenues decreased to 66.2% in 2022 compared to 72.3% for the same period in 2021.

Research and Development

	For the six months ended
	June 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Research and development	$19,943	$23,385	$(3,442)	(14.7)%

Research and development expenses decreased $3.4 million, or 14.7%, to $19.9 million for the six months ended June 30, 2022 compared to $23.4 million for the six months ended June 30, 2021. The $3.4 million decrease in research and development expenses is primarily due to an increase in development work capitalized associated with new solutions to address end-to-end data analysis and compliance needs of our customers and continued expansion of connectors and APIs to customer ERP and other software platforms. As a percentage of total revenues, research and development expenses decreased to 8.5% in 2022 compared to 11.5% for the same period in 2021. Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	For the six months ended
	June 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Selling and marketing	$59,431	$45,015	$14,416	32.0%

Selling and marketing expenses increased $14.4 million, or 32.0%, to $59.4 million for the six months ended June 30, 2022 compared to $45.0 million for the same period in 2021. This increase was primarily driven by a $8.7 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. In addition, there was an increase of $3.6 million in advertising and promotional spending and expanded brand awareness efforts as well as an increase of $2.1 million associated with amortization of acquired intangible assets associated with prior acquisitions. As a percentage of total revenues, selling and marketing expenses increased to 25.4% for the three months ended June 30, 2022 compared to 22.2% for the same period in 2021.

General and Administrative

	For the six months ended
	June 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
General and administrative	$58,841	$49,717	$9,124	18.4%

General and administrative expenses increased $9.1 million, or 18.4%, to $58.8 million for the six months ended June 30, 2022 compared to $49.7 million for the same period in 2021. General and administrative expenses increased $11.8 million primarily driven by planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and resources in support of our growth, and public company reporting and compliance activities. This increase is offset by a decline in stock-based compensation of $2.7 million for the six months ended June 30, 2022 over the same period in 2021. As a percentage of total revenues, general and administrative expenses increased to 25.1% in 2022 compared to 24.5% for the same period in 2021.

Other Operating Expense, Net

	For the six months ended
	June 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Other operating expense, net	$694	$4,354	$(3,660)	(84.1)%

Other operating expense, net, decreased $3.7 million, or 84.1%, to $0.7 million for the six months ended June 30, 2022 compared to $4.4 million for the same period in 2021. This decrease was primarily due to $4.5 million in transaction costs associated with the Taxamo acquisition in 2021, offset by a $0.7 million increase in acquisition contingent consideration liability in 2022. As a percentage of total revenues, other operating expense, net decreased to 0.3% in 2022 compared to 2.1% in 2021.

Interest Expense, Net

	For the six months ended
	June 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Interest expense, net	$718	$150	$568	378.7%

Interest expense, net increased $0.6 million, or 378.7%, for the six months ended June 30, 2022 to $0.7 million from $0.2 million for the comparable period in 2021. Interest expense related to bank debt and the discount recorded associated with the LCR-Dixon deferred purchase consideration increased $0.3 million and $0.3 million, respectively. Interest expense during the period also included $0.4 million in increased deferred financing costs associated with the Second Amendment to the Credit Agreement (the “Second Amendment”) which was consummated during 2022.

Income Tax Expense (Benefit)

	For the six months ended
	June 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Income tax expense (benefit)	$1,308	$(2,560)	$3,868	(151.1)%

Income tax expense (benefit) increased to expense of $1.3 million from a benefit of $2.6 million, resulting in a change of 151.1%, for the six months ended June 30, 2022 compared to the same period in 2021. This expense increase was primarily driven by decreases in tax benefits on exercises and vestings of stock awards partially offset by the unfavorable impact of limitations on deductions of certain employees’ compensation under Section 162(m).

Liquidity and Capital Resources

As of June 30, 2022, we had unrestricted cash and cash equivalents of $85.6 million and retained earnings of $19.0 million. In addition, we had $6.9 million in investment securities with a maturity date exceeding three months as of June 30, 2022 not included in unrestricted cash and cash equivalents. Our primary sources of capital to date have been from sales of our solutions, proceeds from bank lending facilities and the initial public offering of our Class A common stock in July 2020 (the “Offering”). On March 8, 2022, we entered into the Second Amendment which increased our existing $100.0 million credit facility to a $250.0 million facility consisting of a $50.0 million term loan (the “Term Loan”) and a $200.0 million line of credit (the “Line of Credit”). The proceeds from the Term Loan will be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes. We have no outstanding borrowings under the Line of Credit at June 30, 2022.

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

The following table presents a summary of our cash flows for the periods indicated:

	For the six months ended
	June 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Net cash provided by operating activities	$14,576	$26,465	$(11,889)	(44.9)%
Net cash used in investing activities	(41,170)	(214,604)	173,434	(80.8)%
Net cash provided by financing activities	34,489	8,740	25,749	294.6%
Effect of foreign exchange rate changes	(612)	(221)	(391)	176.9%
Net increase (decrease) in cash, cash equivalents and restricted cash	$7,283	$(179,620)	$186,903	(104.1)%

Operating Activities. Net cash provided by operating activities was $14.6 million for the six months ended June 30, 2022 compared to net cash provided by operating activities of $26.5 million for the same period in 2021, a decrease of $11.9 million. The decrease in cash provided by operating activities in 2022 was driven primarily by the net decrease in changes in operating assets and liabilities of $15.1 million period over period.

Investing Activities. Net cash used in investing activities was $41.2 million for the six months ended June 30, 2022 compared to $214.6 million for the same period in 2021, a decrease in use of funds for investing activities of $173.4 million. This decrease was primarily due to a net decrease in cash paid for acquisitions of $193.1 million. During the six months ended June 30, 2021, we acquired Taxamo for approximately $187.5 million in cash, net of $2.6 million of Taxamo’s cash received in the acquisition, and Tellutax, LLC (“Tellutax”) for cash paid of $6.1 million. Investments in property and equipment for the six months ended June 30. 2022 increased $11.9 million over 2021 due to increased investments in commercial cloud-based customer solutions and internal infrastructure systems and tools. During the six months ended June 30, 2022, we also purchased $6.9 million of investment securities.

Financing Activities. Net cash provided by financing activities was $34.5 million for the six months ended June 30, 2022 compared to $8.7 million for the same period in 2021, an increase in cash of $25.7 million. Net cash provided by financing activities was primarily driven by cash received in connection with borrowings under the Term Loan of $50.0 million associated with the Second Amendment, offset by $10.0 million in payments for acquisition purchase commitment liabilities.  Net cash provided by financing activities of $8.7 million for the six months ended June 30, 2021 was primarily driven by the increase in customer funds obligations of $22.2 million due primarily to timing differences between receipt of funds from customers and taxing jurisdiction withdrawls of these funds, partially offset by $10.7 million in payments for taxes in connection with the exercise of stock options whereby the award holders returned shares to us to satisfy their tax obligations.

Debt. As of June 30, 2022, we had a $200.0 million Line of Credit with no outstanding borrowings and a $50.0 million Term Loan in connection with the Second Amendment. Interest on outstanding borrowings accrue at a base rate plus an applicable margin (4.75% as of June 30, 2022) or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (2.63% as of June 30, 2022). We have $49.5 million in bank debt outstanding at June 30, 2022 associated with the Term Loan.

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

Contractual Obligations and Commitments

Other than the borrowings under the Second Amendment in June 30, 2022, there have been no material updates or changes to our contractual obligations and commitments compared to contractual obligations and commitments described in our 2021 Annual Report.

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

AARPC represents average annual revenue per customer and is calculated by dividing ARR by the number of software subscription customers at the end of the respective period.

	As of June 30,
(Dollars in millions)	2022	2021	Year-Over-Year Change
Annual Recurring Revenue	$398.1	$336.2	$61.9	18.4%

ARR increased by $61.9 million, or 18.4%, at June 30, 2022, as compared to June 30, 2021. The increase was primarily driven by $34.6 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $27.3 million in growth of subscriptions of our tax solutions to new customers.

The number of customers and AARPC increased to 4,242 customers and approximately $93,850, respectively, at June 30, 2022, from 4,175 and approximately $80,500, respectively, at June 30, 2021. The increase in customers and AARPC was primarily due to expansion of usage by existing customers and adding new customers through organic growth.

Net Revenue Retention Rate.

We believe that our Net Revenue Retention Rate (“NRR”) provides insight into our ability to retain and grow revenue from our customers, as well as their potential long-term value to us. We also believe it demonstrates to investors our ability to expand existing customer revenues, which is one of our key growth strategies. Our NRR refers to the ARR expansion during the 12 months of a reporting period for all customers who were part of our customer base at the beginning of the reporting period. Our NRR calculation takes into account any revenue lost from departing customers or those who have downgraded or reduced usage, as well as any revenue expansion from migrations, new licenses for additional products or contractual and usage-based price changes.

	As of June 30,
	2022	2021
Net Revenue Retention Rate	110%	106%

The 400 basis point increase in NRR to 110% at June 30, 2022 from 106% for the same period in 2021 was primarily attributable to an increase in sales growth to existing customers as compared to the prior year.

Gross Revenue Retention Rate (“GRR”)

We believe our GRR provides insight into and demonstrates to investors our ability to retain revenues from our existing customers. Our GRR refers to how much of our MRR we retain each month after reduction for the effects of revenues lost from departing customers or those who have downgraded or reduced usage. GRR does not take into account revenue expansion from migrations, new licenses for additional products or contractual and usage-based price changes. GRR does not include revenue reductions resulting from cancellations of customer subscriptions that are replaced by new subscriptions associated with customer migrations to a newer version of the related software solution.

	As of June 30,
	2022	2021
Gross Revenue Retention Rate	96%	94%

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense, acquisition contingent consideration and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net (loss) income was $(5.5) million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively, while our net (loss) income margin was (4.6)% and 0.8% over the same periods, respectively. Additionally, our net (loss) income was $(5.9) million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively, while our net (loss) income margin was (2.5)% and 1.5% over the same periods, respectively.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Adjusted EBITDA:
Net (loss) income	$(5,520)	$808	$(5,854)	$3,096
Interest expense (income), net	724	(385)	718	150
Income tax expense (benefit)	500	(1,881)	1,308	(2,560)
Depreciation and amortization - property and equipment	3,224	2,878	6,184	5,705
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	12,386	5,917	22,083	11,822
Amortization of acquired intangible assets - selling and marketing expense	2,019	86	2,268	170
Stock-based compensation expense	4,194	6,285	9,127	12,828
Severance expense	258	957	381	1,488
Acquisition contingent consideration	—	—	700	—
Transaction costs	—	4,522	7	4,672
Adjusted EBITDA	$17,785	$19,187	$36,922	$37,371

Adjusted EBITDA Margin:
Total revenues	$119,276	$104,938	$234,260	$203,174
Adjusted EBITDA margin	14.9%	18.3%	15.8%	18.4%

The decrease in Adjusted EBITDA for the three months ended June 30, 2022 of $1.4 million over the comparable period in 2021 was primarily driven by an increase in non-GAAP gross profit, offset by an increase in operating expenses including additional sales and marketing and general and administrative expenses. Adjusted EBITDA margin decreased to 14.9% for the three months ended June 30, 2022 compared to 18.3% for the comparable period in 2021 primarily due to increased investments in 2022 in sales and marketing to drive future revenue growth opportunities and infrastructure modernization investments to support future productivity improvements and scale.

The decrease in Adjusted EBITDA for the six months ended June 30, 2022 of $0.4 million over the comparable period in 2021 was primarily driven by an increase in non-GAAP in gross profit, offset by an increase in operating expenses including additional sales and marketing and research and development investments. Adjusted EBITDA margin declined to 15.8% for the six months ended June 30, 2022 compared to 18.4% for the comparable period in 2021 primarily due to increased investments in 2022 in sales and marketing to drive future revenue growth opportunities and infrastructure modernization investments to support future productivity improvements and scale.

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

We define free cash flow margin as free cash flow divided by total revenues for the same period. Our net cash provided by operating activities was $12.0 million and $29.4 million for the three months ended June 30, 2022 and 2021, respectively, while our operating cash flow margin was 10.0% and 28.0% over the same periods, respectively. Our net cash provided by operating activities was $14.6 million and $26.5 million for the six months ended June 30, 2022 and 2021, respectively, while our operating cash flow margin was 6.2% and 13.0% over the same periods, respectively.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Free Cash Flow:
Cash provided by operating activities	$11,981	$29,430	$14,576	$26,465
Property and equipment additions	(13,954)	(9,693)	(27,827)	(15,888)
Capitalized software additions	(3,014)	(2,904)	(5,926)	(5,125)
Free cash flow	$(4,987)	$16,833	$(19,177)	$5,452

Free Cash Flow Margin:
Total revenues	$119,276	$104,938	$234,260	$203,174
Free cash flow margin	(4.2)%	16.0%	(8.2)%	2.7%

Free cash flow decreased by $21.8 million for the three months ended June 30, 2022, as compared to the same period in 2021. This decrease was primarily driven by a decrease in cash provided by operating activities of $17.4 million, combined with increased investments of $4.4 million in commercial and internal use software for our cloud-based solutions included in property and equipment and on-premise customer solutions included in capitalized software additions. Free cash flow margin decreased to (4.2)% for the three months ended June 30, 2022, compared to 16.0% for the same period in 2021.

Free cash flow decreased by $24.6 million for the six months ended June 30, 2022 as compared to the same period in 2021. This decrease was primarily driven by a decrease in net cash provided by operating activities of $11.9 million, combined with an increase of $12.7 million in investments in property and equipment additions to support our internal infrastructure investments. Free cash flow margin decreased to (8.2)% for the six months ended June 30, 2022, compared to 2.7% for the same period in 2021.

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

Additional Non-GAAP Financial Measures

In addition to Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow margin calculated and discussed in “Key Business Metrics,” the following additional non-GAAP financial measures are calculated and presented further below:

●	Non-GAAP cost of revenues, software subscriptions is determined by adding back to GAAP cost of revenues, software subscriptions, the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP cost of revenues, services is determined by adding back to GAAP cost of revenues, services, the stock-based compensation expense included in cost of revenues, services for the respective periods.
●	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP gross margin is determined by dividing non-GAAP gross profit by total revenues for the respective periods.
●	Non-GAAP research and development expense is determined by adding back to GAAP research and development expense the stock-based compensation expense included in research and development expense for the respective periods.
●	Non-GAAP selling and marketing expense is determined by adding back to GAAP selling and marketing expense the stock-based compensation expense and the amortization of acquired intangible assets included in selling and marketing expense for the respective periods.
●	Non-GAAP general and administrative expense is determined by adding back to GAAP general and administrative expense the stock-based compensation expense and severance expense included in general and administrative expense for the respective periods.
●	Non-GAAP operating income is determined by adding back to GAAP loss or income from operations the stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, severance expense, acquisition contingent consideration, and transaction costs included in GAAP loss or income from operations for the respective periods.
●	Non-GAAP net income is determined by adding back to GAAP net loss or income the income tax benefit or expense, stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, severance expense, acquisition contingent consideration and transaction costs included in GAAP net loss or income for the respective periods to determine non-GAAP loss or income before income taxes. Non-GAAP income before income taxes is then adjusted for income taxes calculated using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5%.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Non-GAAP cost of revenues, software subscriptions	$23,344	$20,340	$46,114	$39,465
Non-GAAP cost of revenues, services	$11,645	$9,928	$23,192	$20,677
Non-GAAP gross profit	$84,287	$74,670	$164,954	$143,032
Non-GAAP gross margin	70.7%	71.2%	70.4%	70.4%
Non-GAAP research and development expense	$9,812	$11,355	$19,331	$22,253
Non-GAAP selling and marketing expense	$28,559	$23,346	$54,190	$42,125
Non-GAAP general and administrative expense	$28,285	$20,821	$54,524	$41,601
Non-GAAP operating income	$14,561	$16,309	$30,738	$31,666
Non-GAAP net income	$10,309	$12,437	$22,365	$23,479

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$36,209	$26,829	$69,122	$52,419
Stock-based compensation expense	(479)	(572)	(925)	$(1,132)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(12,386)	(5,917)	(22,083)	(11,822)
Non-GAAP cost of revenues, software subscriptions	$23,344	$20,340	$46,114	$39,465

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$11,920	$10,550	$23,873	$21,893
Stock-based compensation expense	(275)	(622)	(681)	(1,216)
Non-GAAP cost of revenues, services	$11,645	$9,928	$23,192	$20,677

Non-GAAP Gross Profit:
Gross profit	$71,147	$67,559	$141,265	$128,862
Stock-based compensation expense	754	1,194	1,606	2,348
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	12,386	5,917	22,083	11,822
Non-GAAP gross profit	$84,287	$74,670	$164,954	$143,032

Non-GAAP Gross Margin:
Total revenues	$119,276	$104,938	$234,260	$203,174
Non-GAAP gross margin	70.7%	71.2%	70.4%	70.4%

Non-GAAP Research and Development Expense:
Research and development expense	$10,310	$11,926	$19,943	$23,385
Stock-based compensation expense	(498)	(571)	(612)	(1,132)
Non-GAAP research and development expense	$9,812	$11,355	$19,331	$22,253

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$31,979	$24,865	$59,431	$45,015
Stock-based compensation expense	(1,401)	(1,433)	(2,973)	(2,720)
Amortization of acquired intangible assets – selling and marketing expense	(2,019)	(86)	(2,268)	(170)
Non-GAAP selling and marketing expense	$28,559	$23,346	$54,190	$42,125

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2022	2021	2022	2021
Non-GAAP General and Administrative Expense (1):
General and administrative expense	$30,084	$24,865	$58,841	$49,717
Stock-based compensation expense	(1,541)	(3,087)	(3,936)	(6,628)
Severance expense	(258)	(957)	(381)	(1,488)
Non-GAAP general and administrative expense	$28,285	$20,821	$54,524	$41,601

(1) The six month period ended June 30, 2021 includes $150 of transaction costs previously presented as a component of general and administrative expenses that was reclassified to other operating expense, net, in the condensed consolidated statement of comprehensive loss.

Non-GAAP Operating Income:
(Loss) income from operations	$(4,296)	$(1,458)	$(3,828)	$686
Stock-based compensation expense	4,194	6,285	9,127	12,828
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	12,386	5,917	22,083	11,822
Amortization of acquired intangible assets – selling and marketing expense	2,019	86	2,268	170
Severance expense	258	957	381	1,488
Acquisition contingent consideration	—	—	700	—
Transaction costs	—	4,522	7	4,672
Non-GAAP operating income	$14,561	$16,309	$30,738	$31,666

Non-GAAP Net Income:
Net (loss) income	$(5,520)	$808	$(5,854)	$3,096
Income tax expense (benefit)	500	(1,881)	1,308	(2,560)
Stock-based compensation expense	4,194	6,285	9,127	12,828
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	12,386	5,917	22,083	11,822
Amortization of acquired intangible assets – selling and marketing expense	2,019	86	2,268	170
Severance expense	258	957	381	1,488
Acquisition contingent consideration	—	—	700	—
Transaction costs	—	4,522	7	4,672
Non-GAAP income before income taxes	13,837	16,694	30,020	31,516
Income tax adjustment at statutory rate	(3,528)	(4,257)	(7,655)	(8,037)
Non-GAAP net income	$10,309	$12,437	$22,365	$23,479

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

Interest Rate Risk

We had unrestricted cash and cash equivalents of $85.6 million and had $49.5 million in outstanding bank debt related to Term Loans as of June 30, 2022.

We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions, and in short duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the six months ended June 30, 2022 and 2021, approximately 4% and 2%, respectively, of our revenues were denominated in currencies other than U.S. dollars.

We have experienced and will continue to experience fluctuations in our net loss or income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have historically recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows. The acquisition of the controlling interest in Systax in January 2020 and the future purchase commitment liabilities associated with this acquisition are expected to increase our exposure to fluctuations of the Brazilian Real over time. At June 30, 2022, outstanding foreign currency forward contracts hedge approximately 50% of our exposure to adverse fluctuations in the Brazilian Real associated with these future purchase commitment liabilities.

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

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

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

ITEM 1A. RISK FACTORS

This document incorporates by reference various risk factors discussed in the Company’s 2021 Annual Report, under the heading “Risk Factors,” and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, under the heading “Risk Factors.” There are no material changes to the risk factors discussed in theses filings. You should carefully consider these risks, together with management’s discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. If any of the events contemplated should occur, our business, results of operations, financial condition and cash flows could suffer significantly.

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

Vertex, Inc.

Date: August 9, 2022	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: August 9, 2022	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)