Form 10-Q
period 2022-09-30
Vertex, Inc.
filed 2022-11-09
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 48,732,884 shares of Class A common stock, $0.001 par value per share, and 101,307,000 shares of Class B common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “believe,” “expect,” “suggests,” “plans,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions or the negatives of those terms. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that may materially affect such forward-looking statements include, but are not limited to:

●	the potential effects on our business of the continued global existence of the coronavirus disease 2019 (“COVID-19”) pandemic;
●	our ability to attract new customers on a cost-effective basis and the extent to which existing customers renew and upgrade their subscriptions;
●	our ability to sustain and expand revenues, maintain profitability, and to effectively manage our anticipated growth;
●	the timing of our introduction of new solutions or updates to existing solutions;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services or content;
●	our ability to maintain and expand our strategic relationships with third parties;
●	risks related to our expanding international operations;
●	our ability to deliver our solutions to customers without disruption or delay;
●	our exposure to liability from errors, delays, fraud or system failures, which may not be covered by insurance;
●	risks related to our determinations of customers’ transaction tax and tax payments;
●	risks related to changes in tax laws and regulations or their interpretation or enforcement;
●	our ability to manage cybersecurity and data privacy risks;
●	risks related to failures in information technology, infrastructure and third-party service providers;
●	our ability to effectively protect, maintain and enhance our brand;
●	global economic weakness and uncertainties, and disruption in the capital and credit markets;
●	business disruptions related to natural disasters, epidemic outbreaks, terrorist acts, political events or other events outside of our control;
●	our ability to comply with anti-corruption, anti-bribery and similar laws;
●	changes in interest rates, security ratings and market perceptions of the industry in which we operate, or our ability to obtain capital on commercially reasonable terms or at all;
●	any statements of belief and any statements of assumptions underlying any of the foregoing; and
●	other factors beyond our control.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2022 and December 31, 2021

(Amounts in thousands, except per share data)

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,370	$73,333
Funds held for customers	23,840	24,873
Accounts receivable, net of allowance of $9,620 and $9,151, respectively	94,529	76,929
Prepaid expenses and other current assets	22,494	20,536
Investment securities available-for-sale, current (amortized cost of $6,163 at September 30, 2022)	6,127	—
Total current assets	219,360	195,671
Property and equipment, net of accumulated depreciation	109,123	98,390
Capitalized software, net of accumulated amortization	38,561	33,442
Goodwill and other intangible assets	245,284	272,702
Deferred commissions	13,757	12,555
Deferred income tax asset	30,716	35,298
Operating lease right-of-use assets	18,089	20,249
Other assets	2,422	1,900
Total assets	$677,312	$670,207

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,875	$—
Accounts payable	13,052	13,000
Accrued expenses	28,908	22,966
Tax sharing agreement distributions payable	—	536
Customer funds obligations	20,858	23,461
Accrued salaries and benefits	14,937	16,671
Accrued variable compensation	19,585	26,462
Deferred compensation, current	2,067	4,202
Deferred revenue, current	242,637	237,344
Current portion of operating lease liabilities	4,278	3,933
Current portion of finance lease liabilities	967	284
Deferred purchase consideration, current	19,724	19,805
Purchase commitment and contingent consideration liabilities, current	5,082	468
Total current liabilities	373,970	369,132
Deferred compensation, net of current portion	—	1,963
Deferred revenue, net of current portion	11,098	11,666
Debt, net of current portion	47,324	—
Operating lease liabilities, net of current portion	21,431	24,320
Finance lease liabilities, net of current portion	24	68
Deferred purchase consideration, net of current portion	—	19,419
Purchase commitment and contingent consideration liabilities, net of current portion	8,009	10,829
Deferred other liabilities	1,416	2,726
Total liabilities	463,272	440,123
Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 48,673 and 42,286 shares issued and outstanding, respectively	49	42
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 101,307 and 106,807 shares issued and outstanding, respectively	101	107
Additional paid in capital	238,093	222,621
Retained earnings	17,816	24,811
Accumulated other comprehensive loss	(42,019)	(17,497)
Total stockholders' equity	214,040	230,084
Total liabilities and stockholders' equity	$677,312	$670,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2022 and 2021

(Amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	$106,368	$92,276	$304,587	$265,160
Services	19,870	18,442	55,911	48,732
Total revenues	126,238	110,718	360,498	313,892
Cost of revenues:
Software subscriptions	36,638	32,000	105,760	84,419
Services	14,020	11,938	37,893	33,831
Total cost of revenues	50,658	43,938	143,653	118,250
Gross profit	75,580	66,780	216,845	195,642
Operating expenses:
Research and development	10,351	9,879	30,294	33,264
Selling and marketing	30,252	25,658	89,683	70,673
General and administrative	31,679	31,237	90,520	80,954
Depreciation and amortization	2,936	3,082	9,120	8,787
Other operating expense, net	1,233	538	1,927	4,892
Total operating expenses	76,451	70,394	221,544	198,570
Loss from operations	(871)	(3,614)	(4,699)	(2,928)
Interest expense, net	361	521	1,079	671
Loss before income taxes	(1,232)	(4,135)	(5,778)	(3,599)
Income tax expense (benefit)	(91)	(187)	1,217	(2,747)
Net loss	(1,141)	(3,948)	(6,995)	(852)
Other comprehensive loss:
Foreign currency translation adjustments and revaluations, net of tax	10,670	5,704	24,496	10,040
Unrealized loss on investments, net of tax	28	—	26	—
Total other comprehensive loss, net of tax	10,698	5,704	24,522	10,040
Total comprehensive loss	$(11,839)	$(9,652)	$(31,517)	$(10,892)

Net loss attributable to Class A stockholders, basic	$(369)	$(1,070)	$(2,092)	$(195)
Net loss per Class A share, basic	$(0.01)	$(0.03)	$(0.05)	$(0.01)
Weighted average Class A common stock, basic	48,488	40,141	44,708	33,775
Net loss attributable to Class A stockholders, diluted	$(369)	$(1,070)	$(2,092)	$(195)
Net loss per Class A share, diluted	$(0.01)	$(0.03)	$(0.05)	$(0.01)
Weighted average Class A common stock, diluted	48,488	40,141	44,708	33,775
Net loss attributable to Class B stockholders, basic	$(772)	$(2,878)	$(4,903)	$(657)
Net loss per Class B share, basic	$(0.01)	$(0.03)	$(0.05)	$(0.01)
Weighted average Class B common stock, basic	101,307	108,017	104,772	113,646
Net loss attributable to Class B stockholders, diluted	$(772)	$(2,878)	$(4,903)	$(657)
Net loss per Class B share, diluted	$(0.01)	$(0.03)	$(0.05)	$(0.01)
Weighted average Class B common stock, diluted	101,307	108,017	104,772	113,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2022 (unaudited)
(Amounts in thousands)

							Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional		Other	Total
	Class A	Common	Class B	Common	Paid In	Retained	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2022	42,286	$42	106,807	$107	$222,621	$24,811	$(17,497)	$230,084
Exercise of stock options, net	272	—	—	—	278	—	—	278
Shares issued upon vesting of Restricted Stock Units, net	3	—	—	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	—	—	4,867	—	—	4,867
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(2,049)	(2,049)
Net loss	—	—	—	—	—	(334)	—	(334)
Balance, March 31, 2022	42,561	42	106,807	107	227,751	24,477	(19,546)	232,831
Exercise of stock options, net	93	—	—	—	(34)	—	—	(34)
Shares issued upon vesting of Restricted Stock Awards, net	59	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	4,166	—	—	4,166
Shares issued in connection with ESPP	103	—	—	—	967	—	—	967
Class B shares exchanged for Class A shares	5,500	6	(5,500)	(6)	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(11,777)	(11,777)
Unrealized gain from available-for-sale investments, net of tax	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(5,520)	—	(5,520)
Balance, June 30, 2022	48,316	48	101,307	101	232,850	18,957	(31,321)	220,635
Exercise of stock options, net	212	1	—	—	387	—	—	388
Shares issued upon vesting of Restricted Stock Units, net	31	—	—	—	(176)	—	—	(176)
Shares issued upon vesting of Restricted Stock Awards, net	114	—	—	—	(164)	—	—	(164)
Stock-based compensation expense	—	—	—	—	5,196	—	—	5,196
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(10,670)	(10,670)
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	—	—	(1,141)		(1,141)
Balance, September 30, 2022	48,673	$49	101,307	$101	$238,093	$17,816	$(42,019)	$214,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the nine months ended September 30, 2021 (unaudited)
(Amounts in thousands)

							Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional		Other	Total
	Class A	Common	Class B	Common	Paid In	Retained	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2021	26,327	$26	120,117	$120	$206,541	$25,782	$(3,127)	$229,342
ASC 842 transition adjustment	—	—	—	—	—	508	—	508
Exercise of stock options, net	640	1	—	—	(6,998)	—	—	(6,997)
Shares issued upon vesting of Restricted Stock Units, net	5	—	—	—	(34)	—	—	(34)
Stock-based compensation expense	—	—	—	—	6,302	—	—	6,302
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(977)	(977)
Net income	—	—	—	—	—	2,288	—	2,288
Balance, March 31, 2021	26,972	27	120,117	120	205,811	28,578	(4,104)	230,432
Exercise of stock options, net	462	1	—	—	(3,293)	—	—	(3,292)
Shares issued upon vesting of Restricted Stock Awards, net	234	—	—	—	—	—	—	—
Shares issued in connection with ESPP	60	—	—	—	6,101	—	—	6,101
Stock-based compensation expense	—	—	—	—	1,010	—	—	1,010
Class B shares exchanged for Class A shares	12,100	12	(12,100)	(12)	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(3,359)	(3,359)
Net income	—	—	—	—	—	808	—	808
Balance, June 30, 2021	39,828	40	108,017	108	209,629	29,386	(7,463)	231,700
Exercise of stock options, net	625	1	—	—	(919)	—	—	(918)
Shares issued upon vesting of Restricted Stock Units, net	3	—	—	—	(44)	—	—	(44)
Shares issued upon vesting of Restricted Stock Awards, net	118	—	—	—	(213)	—	—	(213)
Stock-based compensation expense	—	—	—	—	7,194	—	—	7,194
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(5,704)	(5,704)
Net loss	—	—	—	—	—	(3,948)	—	(3,948)
Balance, September 30, 2021	40,574	$41	108,017	$108	$215,647	$25,438	$(13,167)	$228,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2022 and 2021
(Amounts in thousands)

	Nine Months Ended September 30,
	2022	2021

	(unaudited)
Cash flows from operating activities:
Net loss	$(6,995)	$(852)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	45,328	31,902
Provision for subscription cancellations and non-renewals, net of deferred allowance	29	423
Amortization of deferred financing costs	181	159
Change in fair value of contingent consideration liability	2,000	—
Write-off of deferred financing costs	370	—
Stock-based compensation expense	14,383	20,250
Deferred income tax benefit	(20)	(3,075)
Non-cash operating lease costs	2,448	2,867
Other	709	280
Changes in operating assets and liabilities:
Accounts receivable	(17,578)	12,120
Prepaid expenses and other current assets	(2,465)	(3,669)
Deferred commissions	(1,202)	(840)
Accounts payable	106	1,529
Accrued expenses	6,113	(2,445)
Accrued and deferred compensation	(12,445)	(679)
Deferred revenue	5,250	(1,971)
Operating lease liabilities	(2,837)	(3,685)
Other	(349)	354
Net cash provided by operating activities	33,026	52,668
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(474)	(251,412)
Property and equipment additions	(42,973)	(23,899)
Capitalized software additions	(10,288)	(7,902)
Purchase of investment securities, available-for-sale	(6,127)	—
Net cash used in investing activities	(59,862)	(283,213)
Cash flows from financing activities:
Net increase (decrease) in customer funds obligations	(2,603)	18,744
Proceeds from term loan	50,000	—
Principal payments on long-term debt	(625)	—
Payments for deferred financing costs	(983)	—
Proceeds from purchases of stock under ESPP	967	1,010
Payments for taxes related to net share settlement of stock-based awards	(1,012)	(12,712)
Proceeds from exercise of stock options	1,288	1,212
Distributions under Tax Sharing Agreement	(536)	(2,700)
Payments for purchase commitment liabilities	(423)	(10,822)
Payments of finance lease liabilities	(96)	(685)
Payments for deferred purchase commitments	(20,000)	—
Net cash provided by (used in) financing activities	25,977	(5,953)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,137)	(434)
Net decrease in cash, cash equivalents and restricted cash	(1,996)	(236,932)
Cash, cash equivalents and restricted cash, beginning of period	98,206	312,273
Cash, cash equivalents and restricted cash, end of period	$96,210	$75,341
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$72,370	$47,481
Restricted cash—funds held for customers	23,840	27,860
Total cash, cash equivalents and restricted cash, end of period	$96,210	$75,341

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”) filed with the SEC on March 16, 2022. The condensed consolidated balance sheet as of December 31, 2021 has been derived from audited financial statements included in the 2021 Annual Report. The accompanying interim condensed consolidated balance sheet as of September 30, 2022, the interim condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2022 and 2021, and the interim condensed consolidated statements of changes in stockholders’ equity and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items, necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.

Segments

The Company operates its business as one operating segment. For the three and nine months ended September 30, 2022, approximately 7% and 8%, respectively, of the Company’s revenues were generated from customers located outside the U.S. For the three and nine months ended September 30, 2021, revenues generated from customers located outside the U.S. were approximately 6% and 6%, respectively. As of September 30, 2022 and December 31, 2021, $995 and $699, respectively, of the Company’s property and equipment assets were held outside the U.S.

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

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses during the reporting period. Significant estimates used in preparing these condensed consolidated financial statements include: (i) the estimated allowance for subscription cancellations, (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) allowance for credit losses on available-for-sale debt securities; (iv) the reserve for self-insurance, (v) assumptions related to achievement of technological feasibility for software developed for sale, (vi) product life cycles, (vii) estimated useful lives and potential impairment of long-lived assets and intangible assets, (viii) potential impairment of goodwill, (ix) determination of the fair value of tangible and intangible assets acquired, liabilities assumed and consideration transferred in acquisitions, (x) amortization period of material rights and deferred commissions (xi) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of stock-based compensation awards, (xii) measurement of future purchase commitment, contingent consideration liabilities and deferred purchase consideration liabilities associated with acquisitions, and (xiii) the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements or tax returns. Actual results may differ from these estimates.

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

Nature of goods and services

Licenses for on-premise software subscriptions provide the customer with a right to use the software as it exists when made available to the customer. Customers purchase a subscription to these licenses, which includes the related software and tax content updates and product support (collectively, the “updates and support”). The updates and support, which are part of the subscription agreement, are essential to the continued utility of the software; therefore, the Company has determined the software and the related updates and support to be a single performance obligation. Accordingly, when on-premise software is licensed, the revenue associated with this combined performance obligation is recognized ratably over the license term as these performance obligations are satisfied over the duration of the license term. Revenue recognition begins on the later of the beginning of the subscription period or the date the software is made available to the customer to download. Prior to January 1, 2022, certain on-premise software subscription prices in the initial subscription year were higher than standard renewal prices. The new sale premium representing the excess initial year price over the renewal price, is a material right that provides customers with the right to this reduced renewal price. The Company recognizes revenue associated with this material right over the estimated period of benefit to the customer, which is generally three years. Effective January 1, 2022, the Company changed the pricing structure for on-premise software so the initial year price and renewal prices were consistent, thus removing the material right for transactions after this date. The material right for applicable transactions prior to this pricing change will continue to be recognized over the estimated period of benefit to the customer.

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Supplemental Balance Sheet Disclosures

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of September 30,	As of December 31,
	2022	2021
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$10,666	$8,903
Prepaid insurance	1,954	3,348
Prepaid licenses and support	9,874	8,285
Prepaid expenses and other current assets	$22,494	$20,536

Accrued expenses:
Accrued general expenses	$16,059	$10,771
Accrued contract labor and professional fees	10,654	9,688
Accrued income and other taxes	2,195	2,507
Accrued expenses	$28,908	$22,966

Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures are as follows for the respective periods:

	For the nine months ended September 30,
	2022	2021

	(unaudited)
Cash paid for:
Interest	$1,558	$180
Income taxes, net of refunds	$2,655	$1,032
Operating cash flows from operating leases	$2,737	$4,090

Non-cash investing and financing activities:
Purchase commitment and contingent consideration liabilities	$2,000	$50,653
Leased assets obtained in exchange for new finance lease liabilities	$1,337	$173

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

Deferred Revenue

In October 2021, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (“ASU 2021-08”). ASU 2021-08 provides specific guidance on how to recognize and measure contract assets and contract liabilities related to revenue contracts with customers acquired in a business combination. This will align the accounting for these acquired contracts to the accounting for revenue contracts originated by the acquirer and will provide more comparable information to investors and other financial statement users seeking to better understand the financial impact of these acquisitions. ASU 2021-08 will be effective for public entities with fiscal years beginning after December 15, 2022, and for all other entities with fiscal years beginning after December 15, 2023, with early adoption permitted. ASU 2021-08 will be applied prospectively to business combinations occurring on or after the applicable effective date. The Company will adopt this standard effective January 1, 2023. This standard is not expected

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

to have a material impact on the Company’s current condensed consolidated financial statements, but adoption could have a material impact on the accounting for future acquisitions reflected in the Company’s condensed consolidated financial statements.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of the coronavirus disease 2019 (“COVID-19”) to be a pandemic. The COVID-19 pandemic continues to have widespread, evolving and unpredictable impacts on global society, economies, financial markets and business practices. To protect the health and well-being of Company employees and customers, substantial modifications were made to employee travel policies, and our offices were closed, with employees directed to work from home. During the third quarter ended September 30, 2022, the Company reopened its offices to employees and has begun to participate in and/or hold conferences and other marketing events in person. The COVID-19 pandemic has impacted, and may continue to impact, Company operations, including employees, customers and partners, and there remains substantial uncertainty regarding the nature and degree of its continued effects over time.

The Company did not experience any significant reductions in sales, revenues or collections through September 30, 2022 as a result of COVID-19. The Company believes it has ample liquidity and capital resources to continue to meet its operating needs and to service debt and other financial obligations.

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

2.     REVENUE RECOGNITION

See Note 1, “Summary of Significant Accounting Policies”, for a description of the Company’s revenue recognition accounting policy.

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Software subscriptions:
Software licenses	$62,589	$58,932	$182,320	$172,807
Cloud subscriptions	43,779	33,344	122,267	92,353
Software subscriptions	106,368	92,276	304,587	265,160
Services	19,870	18,442	55,911	48,732
Total revenues	$126,238	$110,718	$360,498	$313,892

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

cloud-based subscriptions (the “allowance”) $9,620 and $9,151 at September 30, 2022 and December 31, 2021, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the nine months ended September 30, 2022	For the year ended December 31, 2021
	(unaudited)
Balance, beginning of period	$76,929	$77,159
Balance, end of period	94,529	76,929
Increase (decrease), net	$17,600	$(230)

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period or over the amortization period of material rights. Deferred revenue is reflected net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $6,954 and $6,537 at September 30, 2022 and December 31, 2021, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended September 30,
	2022		2021
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, July 1,	$(8,719)		$(9,399)
Allowance balance, September 30,	(9,620)		(8,845)
Change in allowance		$901		$(554)
Deferred allowance balance, July 1,	6,700		6,267
Deferred allowance balance, September 30,	6,954		6,284
Change in deferred allowance		(254)		(17)
Net amount charged to revenues		$647		$(571)

	For the nine months ended September 30,
	2022		2021
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, January 1,	$(9,151)		$(8,592)
Allowance balance, September 30,	(9,620)		(8,845)
Change in allowance		$469		$253
Deferred allowance balance, January 1,	6,537		6,432
Deferred allowance balance, September 30,	6,954		6,284
Change in deferred allowance		(417)		148
Net amount charged to revenues		$52		$401

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets. The tables provide information about the balances of and changes to deferred revenue for the following periods:

	As of September 30,	As of December 31,
	2022	2021
	(unaudited)
Balances:
Deferred revenue, current	$242,637	$237,344
Deferred revenue, non-current	11,098	11,666
Total deferred revenue	$253,735	$249,010

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Changes to deferred revenue:
Beginning balance	$255,074	$222,612	$249,010	$222,262
Additional amounts deferred	124,899	110,686	365,223	314,210
Revenues recognized	(126,238)	(110,718)	(360,498)	(313,892)
Ending balance	$253,735	$222,580	$253,735	$222,580

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

The changes to contract cost balances as of and for the following periods are:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Deferred commissions:
Beginning balance	$12,168	$11,545	$12,555	$11,743
Additions	3,248	3,866	7,904	8,059
Amortization	(1,659)	(2,828)	(6,702)	(7,219)
Ending balance	$13,757	$12,583	$13,757	$12,583

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

The purchase price was $99,062 consisting of (i) $59,720 of cash paid at closing, partially offset by $1,899 of LCR-Dixon cash received in the acquisition, resulting in net cash consideration at closing of $57,821, (ii) $474 cash paid related to the final determination of LCR-Dixon’s cash and net working capital as of the acquisition date (the “Post-closing Adjustment”) paid in January 2022, (iii) non-interest bearing deferred payments aggregating $40,000 to be paid in four equal installments of $10,000 every six-months beginning March 2022 and ending September 2023, net of a discount of $976 (the “deferred purchase consideration”) and (iv) other adjustments associated with income tax amounts that exceed the estimated amount calculated at closing of $156. Cash paid was funded from available cash on hand. The discount recorded as a reduction of the deferred purchase consideration will be recorded as interest expense over the payment period using the effective interest method. The deferred purchase consideration, net of discount, at September 30, 2022 is $19,724, and is included in current liabilities in the condensed consolidated balance sheets. The deferred purchase consideration, net of discount, at December 31, 2021 of $19,805 and $19,419 is included in current liabilities and long-term liabilities, respectively, in the condensed consolidated balance sheets.

The following table summarizes the purchase price for LCR-Dixon:

As of Acquisition Date
Cash consideration	$60,038
Fair value of deferred purchase consideration	39,024
Total	$99,062

The purchase price was allocated to the net assets acquired based on management’s determination of their estimated fair values using available information as of the acquisition date. The excess of purchase consideration over the net assets acquired is recorded as goodwill, which primarily reflects the existence of intangible assets not recognized under U.S. GAAP such as the value of expected future synergies, the value of the assembled workforce and other market factors. Goodwill associated with the LCR-Dixon acquisition is not deductible for tax purposes. The fair values of these amounts on the acquisition date, which are reflected in the table below, have been finalized during the nine months ended September 30, 2022 and include Measurement Period adjustments resulting in an increase to capitalized software of $7,700, an increase to other intangibles of $6,500 and various other adjustments resulting in a net reduction to goodwill of $11,178. Any subsequent adjustments to these values will be recorded in the consolidated statements of comprehensive loss in the period in which the adjustment is identified.

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

4. INVESTMENTS

The Company’s investment securities portfolio consists of the following: Money Market Mutual Funds invested in high quality, short-term money market instruments which are issued and payable in U.S. dollars (“Money Market Funds”), Bank and Corporate issued Commercial Paper (“Commercial Paper”), Corporate Bonds, and U.S. Treasury Securities. The Money Market Funds and a portion of the Commercial Paper are considered cash and cash equivalents due to their short maturity dates. There were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The Money Market Funds qualify as equity securities per ASC 321, Investments - Equity Securities. No net gains or losses were recognized on sales of equity securities during the quarter or year to date and no unrealized gains or losses were recognized on equity securities held as of September 30, 2022 or as of December 31, 2021.

The Commercial Paper, Corporate Bonds, and U.S. Treasury Securities qualify as debt securities per ASC 320, Investments - Debt Securities, and have been classified as available-for-sale as they may be liquidated and used for general corporate purposes. None of the Company’s debt securities are classified as trading or held-to-maturity. As of September 30, 2022, the Company's debt securities portfolio had unaccreted discounts of $132 and no remaining unamortized premiums.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The table below presents the amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value aggregated by major security type as of September 30, 2022. Accrued interest receivable of $75 as of September 30, 2022, is not included in the table.

	As of September 30, 2022
Investment securities available-for-sale: (unaudited)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance For Credit Losses	Fair Value
Commercial Paper	$9,529	$—	$—	$—	$9,529
Corporate Bonds	200	—	(1)	—	199
U.S. Treasury Securities	4,939	—	(35)	—	4,904
Total investment securities available-for-sale	$14,668	$—	$(36)	$—	$14,632

Investment Securities in a Gross Unrealized Loss Position

The table below provides the gross unrealized losses and fair value of securities available-for-sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2022. The amounts include securities available-for-sale without an allowance for credit losses. As of September 30, 2022, the Company’s available-for-sale investment securities consisted of 50 securities, twelve of which are in an immaterial unrealized loss position of $36.  As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of September 30, 2022.

	As of September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
Investment securities available-for-sale without an allowance for credit losses: (unaudited)	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial Paper	$—	$—	$—	$—	$—	$—
Corporate Bonds	199	(1)	—	—	199	(1)
U.S. Treasury Securities	4,612	(35)	—	—	4,612	(35)
Total investment securities available-for-sale	$4,811	$(36)	$—	$—	$4,811	$(36)

Maturities of Investment Securities

The table below summarizes, as of September 30, 2022, the fair value of investment securities by major security type and contractual maturity as well as the total fair value, and amortized cost of investment securities by contractual maturity. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of securities are likely to differ from the scheduled contractual maturities presented below.

	As of September 30, 2022
	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of investment securities available-for-sale: (unaudited)
Commercial Paper	$9,529	$—	$—	$—	$9,529
Corporate Bonds	199	—	—	—	199
U.S. Treasury Securities	2,663	2,241	—	—	4,904
Total investment securities available-for-sale	$12,391	$2,241	$—	$—	$14,632
Amortized cost of investment securities available-for-sale	$12,405	$2,263	$—	$—	$14,668

Net Securities Gains or Losses and Securities Pledged

During the three months ended September 30, 2022, the Company had no sales of debt securities categorized as available-for-sale, resulting in no realized gains or losses, and no securities were pledged.

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
(Amounts in thousands, except per share data)

5.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s Fair Value Hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2022 (unaudited)	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$38,553	$38,553	$—	$—
Commercial Paper	9,529	—	9,529	—
Corporate Bonds	199	—	199	—
U.S. Treasury Securities	4,904	—	4,904	—
Tellutax Contingent Consideration	(4,500)	—	—	(4,500)
Foreign currency forward contracts	416	—	416	—

	Fair Value Measurements Using
As of December 31, 2021	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$3,201	$3,201	$—	$—
Tellutax Contingent Consideration	(2,500)	—	—	(2,500)
Foreign currency forward contracts	(62)	—	(62)	—

The Company has investments in Money Market Funds, which are included in cash and cash equivalents on the condensed consolidated balance sheets. Fair value inputs for these investments are considered Level 1 measurements within the Fair Value Hierarchy since Money Market Fund fair values are known and observable through daily published floating net asset values. Securities classified as available-for-sale are reported at fair value using Level 2 inputs. For the Commercial Paper, Corporate Bonds and U.S. Treasury Securities, the Company believes that Level 2 designation is appropriate under ASC 820-10, as these securities are fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

In connection with the January 2021 Tellutax LLC (“Tellutax”) acquisition, the sellers are entitled to contingent consideration if sales targets are met during a period of time following the acquisition (the “Tellutax Contingent Consideration”).

The Tellutax Contingent Consideration is based on three potential earn-out payments determined by periodic revenue achievements over a thirty-month period. Such estimate represents a recurring fair value measurement with significant unobservable inputs, which management considers to be Level 3 measurements under the Fair Value Hierarchy. The significant assumptions used in these calculations included forecasted results and the estimated likelihood for each performance scenario. The fair value of Tellutax Contingent Consideration is estimated using a Monte Carlo Simulation to compute the expected cash flows from the payments specified in the purchase agreement. Such payments have no maximum limit, but if certain targets are not met, there will be no payment for the applicable measurement period.

A fair value adjustment of $1,300 and $2,000 was recorded in other operating expense, net for the three and nine months ended September 30, 2022, respectively. At September 30, 2022, the Tellutax Contingent Consideration of $1,400 and $3,100 is included in purchase commitment and contingent consideration liabilities, current, and purchase commitment and contingent consideration liabilities, net of current portion, respectively, in the condensed consolidated balance sheets. At December 31, 2021, the Tellutax Contingent Consideration of $2,500 is included in purchase commitment and contingent consideration liabilities, net of current portion in the condensed consolidated balance sheets.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Tellutax Contingent Consideration fair value as of September 30, 2022 and December 31, 2021 and unobservable inputs used for the Monte Carlo Simulation valuation were as follows:

	September 30, 2022
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$(4,500)	Monte Carlo Simulation	Revenue volatility	75.0%
			Revenue discount rate	22.2%
			Term (in years)	2.6

	December 31, 2021
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$(2,500)	Monte Carlo Simulation	Revenue volatility	95.0%
			Revenue discount rate	20.0%
			Term (in years)	3.6

Changes in the fair value of Tellutax Contingent Consideration during the nine months ended September 30, 2022 were as follows:

Tellutax
Contingent
Consideration

Balance, January 1, 2022	$(2,500)
Fair value adjustments	(2,000)
Balance, September 30, 2022	$(4,500)

Assets and Liabilities for Which Fair Value is Only Disclosed

The carrying amounts of cash and cash equivalents and funds held for customers were the same as their respective fair values and are considered Level 1 measurements.

The carrying amount for floating rate debt approximates its fair value, as the calculation of fair value is dependent on the estimation of future interest rates and is considered a Level 2 measurement.

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

Deferred purchase consideration associated with the LCR-Dixon acquisition was $19,724 and $39,224 at September 30, 2022 and December 31, 2021, respectively.  See Note 3, “Business Combinations”, for additional information on such amounts.

The Company has a contractual commitment to acquire the remaining equity interest from the original Systax Quotaholders incrementally through 2024. Future purchase commitment payments for these incremental acquisition amounts are based on a multiple of Systax revenue and earnings before interest, depreciation, amortization and income taxes (“EBITDA”) performance at the end of 2022 and 2023, whereby the Company will have full ownership after the final transaction in 2024. Management determined these future purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. The fair value of the Purchase Commitment Liability at the acquisition date was finalized to be $12,592. This amount will fluctuate as a result of changes in foreign currency exchange rates and is reflected in purchase commitment and contingent consideration liabilities in the condensed consolidated balance sheets, with such changes in exchange rates being reflected in other comprehensive loss or income in the condensed consolidated statements of comprehensive loss. Adjustments to the settlement date value that arise as a result of remeasurement at future balance sheet dates will be recorded as interest expense related to financing costs in the

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

condensed consolidated statements of comprehensive loss in the period the change is identified. No such adjustments have been recorded through September 30, 2022.

The Purchase Commitment Liability included in purchase commitment and contingent consideration liabilities, current and purchase commitment and contingent liabilities, net of current portion in the condensed consolidated balance sheet at September 30, 2022 was $3,682 and $4,909, respectively. The remaining Purchase Commitment Liability is included in purchase commitment and contingent consideration liabilities, net of current portion in the condensed consolidated balance sheet at December 31, 2021 was $8,329.

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

6.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of September 30,	As of December 31,
	2022	2021
	(unaudited)
Leasehold improvements	$20,904	$20,956
Equipment	38,974	41,937
Computer software purchased	12,005	11,792
Internal-use software developed:
Cloud-based customer solutions	132,062	114,872
Internal systems and tools	40,368	32,408
Furniture and fixtures	7,661	7,675
In-process internal-use software	27,773	16,965
Property and equipment	279,747	246,605
Less accumulated depreciation and amortization	(170,624)	(148,215)
Property and equipment, net	$109,123	$98,390

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,535 and $1,849 for the three months ended September 30, 2022 and 2021, respectively, $4,923 and $5,658 for the nine months ended September 30, 2022 and 2021 and is reflected in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

Finance lease amortization was $174 and $944 for the three and nine months ended September 30, 2022, respectively, and depreciation expense for assets held under capital leases was $363 and $826 for the three and nine months ended September 30, 2021, respectively. Finance lease amortization and depreciation expense for assets held under capital leases are included in depreciation and amortization expense in the condensed consolidated statements of comprehensive loss.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Assets under finance leases of $2,225 and $1,533, net of accumulated amortization of $1,875 and $931, respectively, at September 30, 2022 and December 31, 2021, respectively, are included in property and equipment in the condensed consolidated balance sheets.

The major components of internal-use software are as follows:

	As of September 30,	As of December 31,
	2022	2021
	(unaudited)
Internal-use software developed	$172,430	$147,280
Less accumulated depreciation	(108,881)	(87,281)
Internal-use software developed, net of accumulated depreciation	63,549	59,999
In-process internal-use software	27,773	16,965
Internal-use software developed, net	$91,322	$76,964

Amounts included in property and equipment additions related to capitalized internal-use software on the condensed consolidated statements of cash flows are as follows:

	For the nine months ended September 30,
	2022	2021

	(unaudited)
Cloud-based customer solutions	$22,014	$13,881
Internal systems and tools	18,924	7,762
Total	$40,938	$21,643

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended September 30, 2022 and 2021 was $6,881 and $7,561, respectively, $20,139 and $12,906, for the nine months ended September 30, 2022 and 2021, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive loss.

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended September 30, 2022 and 2021 was $1,228 and $870, respectively, and $3,253 and $2,303 for the nine months ended September 30, 2022 and 2021, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

7.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of September 30,	As of December 31,
	2022	2021
	(unaudited)
Capitalized software	$93,432	$72,512
Less accumulated amortization	(58,048)	(45,179)
Capitalized software, net of accumulated depreciation	35,384	27,333
In-process capitalized software	3,177	6,109
Capitalized software, net	$38,561	$33,442

Software development costs capitalized for the three months ended September 30, 2022 and 2021, excluding acquisitions, were $4,362 and $2,777, respectively, and $10,288 and $7,902 for the nine months ended September 30, 2022

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

and 2021, respectively. Capitalized software includes developed technology with an acquisition date fair value of $7,700 acquired in the LCR-Dixon acquisition and recorded during the three months ended June 30, 2022.

Capitalized software amortization expense, including amortization of acquired technology, was $4,163 and $3,123 for the three months ended September 30, 2022 and 2021, respectively, and $12,869 and $9,473 for the nine months ended September 30, 2022 and 2021, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive loss. Amortization expense associated with the acquired LCR-Dixon developed technology from the acquisition date through September 30, 2022 was $2,567 and is included in the capitalized software amortization expense for the nine months ended September 30, 2022. Included in this amount is $642 that would have been recorded during the year ended December 31, 2021 had the fair value of acquired LCR-Dixon developed technology been available on the acquisition date.

8.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of September 30,	As of December 31,
	2022	2021
	(unaudited)
Goodwill	$239,346	$270,041
Other intangible assets, net	5,938	2,661
Total	$245,284	$272,702

The changes in the carrying amount of goodwill are as follows for the periods presented:

	As of September 30,
	2022	2021

	(unaudited)
Balance, January 1	$270,041	$16,329
Acquisitions	—	266,966
Measurement period adjustments	(10,329)	—
Foreign currency translation adjustments	(20,366)	(8,433)
Balance, September 30, gross	239,346	274,862
Accumulated impairment losses	—	—
Balance, September 30, net	$239,346	$274,862

The Company has recognized various amortizable other intangible assets in connection with acquisitions related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements, for the periods presented:

	As of September 30,	As of December 31,
	2022	2021
	(unaudited)
Weighted average amortization period (years)	3.5	4.2

Gross value	$10,493	$4,110
Accumulated amortization	(4,555)	(1,449)
Carrying value	$5,938	$2,661

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The following table presents amortization of other intangible assets:

For the three months ended September 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2022	$58	$755	$813
2021	65	375	440

For the nine months ended September 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2022	$177	$3,023	$3,200
2021	192	545	737

Amortization expense associated with the other intangible assets recognized from the LCR-Dixon acquisition from the acquisition date through September 30, 2022 was $525 and $2,300 for the three and nine months ended September 30, 2022 and is included in the other intangible assets amortization expense in the above schedule. Included in this amount is $625 that would have been recorded during the year ended December 31, 2021 had the fair value of the acquired LCR-Dixon other intangibles been available on the acquisition date.

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

The Company paid $983 in financing costs in connection with the Second Amendment, which will be amortized over the term of the loan. The Company wrote off $370 in deferred financing fees pertaining to the Previous Credit Agreement associated with a bank exiting the Second Amendment. The remaining balance of deferred financing costs pertaining to the remaining bank associated with the Previous Credit Agreement of $277 will be amortized over the term of the Second Amendment. The portion of the deferred financing costs associated with the Amended Line of Credit and the Term Loan are reflected in other assets and as a reduction of the Term Loan, respectively, in the condensed consolidated balance sheet at September 30, 2022.

The Second Amendment is collateralized by certain assets of the Company and contains financial and operating covenants. The Company was in compliance with these covenants at September 30, 2022.

Term Loan

The Term Loan requires quarterly principal payments over five years, with a balloon payment due on March 8, 2027. The interest rate on the Term Loan was 4.13% at September 30, 2022 as the Company selected the SOFR Option. Term Loan outstanding amounts are reported in the current portion of long-term debt and long-term debt, net of current portion, in the condensed consolidated balance sheets.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Amended Line of Credit

The Amended Line of Credit expires in March 2027. The Company is required to pay a quarterly fee on the difference between the $200,000 allowed maximum borrowings and the unpaid principal balance outstanding under the line at the applicable rate. At September 30, 2022, the New Base Rate Option and SOFR Option applicable to Amended Line of Credit borrowings were 6.25% and 4.13%, respectively. There were no outstanding borrowings under the Amended Line of Credit at September 30, 2022 or the Previous Line of Credit at December 31, 2021, respectively.

10.STOCKHOLDERS’ EQUITY

Common Stock

During the three and nine months ended and September 30, 2022, the Company issued 212 and 577 shares of Class A common stock (“Class A”), respectively, related to the exercise of options, net of 21 and 91 shares, respectively, returned to the Company in lieu of payment of the exercise price and taxes due on these exercises.

During the three and nine months ended September 30, 2022, the Company issued 31 and 34 shares of Class A common stock, respectively, in connection with the vesting of Restricted Stock Units (“RSUs”), net of 13 and 14 shares, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

During the three and nine months ended September 30, 2022, the Company issued 114 and 173 shares of Class A common stock, respectively, in connection with the vesting of Restricted Stock Awards (“RSAs”), net of 15 and 15 shares, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSAs.

During the three and nine months ended September 30, 2022, a stockholder exchanged 5,500 shares of Class B common stock, respectively, for an equivalent number of shares of Class A common stock.

During the nine months ended and September 30, 2021, the Company issued 625 and 1,727 shares of Class A, respectively, related to the exercise of options, net of 128 and 703 shares, returned to the Company in lieu of payment of the exercise price and taxes due on these exercises.

During the three and nine months ended September 30, 2021, the Company issued 3 and 8 shares of Class A, respectively, in connection with the vesting of RSUs, net of 2 and 3 shares, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

During the three and nine months ended September 30, 2021, 118 and 352 shares of Class A, respectively were issued in connection with the vesting of RSAs, net of 11 and 11 shares, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSAs.

During the three and nine months ended September 30, 2021, a stockholder exchanged 0 and 12,100 shares, respectively, of Class B for an equivalent number of shares of Class A.

Tax Sharing Agreement Payments

In connection with termination of the Company’s S-Corporation status effective July 27, 2020, the Company entered into a tax sharing agreement (“Tax Sharing Agreement”) with the former S-Corporation shareholders. All obligations of the Company under the Tax Sharing Agreement are satisfied by adjustments of additional paid in capital.

During the three and nine months ended September 30, 2022, the Company distributed $0 and $536, respectively, to the former S-Corporation shareholders under the Tax Sharing Agreement to settle the Company’s obligation for income taxes related to the allocation of taxable income to the S-Corporation short tax period ended July 26, 2020.

During the three and nine months ended September 30, 2021, the Company distributed $0 and $2,700 to the former S-Corporation shareholders under the Tax Sharing Agreement to settle the Company’s obligation for income taxes related to the allocation of taxable income to the S-Corporation short tax period ended July 26, 2020.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

11.    EARNINGS PER SHARE

The tables below illustrate the calculation of basic and diluted net loss per common share for the Class A common and Class B common for the periods reflected below.

	For the three months ended September 30,		For the nine months ended September 30,
Class A common stock:	2022	2021	2022	2021

	(unaudited)		(unaudited)
Numerator, basic:
Net loss attributable to all stockholders	$(1,141)	$(3,948)	$(6,995)	$(852)
Class A stock as a percentage of total shares outstanding, basic	32.37%	27.09%	29.91%	22.91%
Net loss attributable to Class A stockholders, basic	$(369)	$(1,070)	$(2,092)	$(195)

Numerator, diluted:
Net loss attributable to all stockholders	$(1,141)	$(3,948)	$(6,995)	$(852)
Class A stock as a percentage of total shares outstanding, diluted	32.37%	27.09%	29.91%	22.91%
Net loss attributable to Class A stockholders, diluted	$(369)	$(1,070)	$(2,092)	$(195)

Denominator, basic and diluted:
Weighted average Class A common stock, basic	48,488	40,141	44,708	33,775
Dilutive effect of common stock equivalents(1)(2)	—	—	—	—
Weighted average Class A common stock, diluted	48,488	40,141	44,708	33,775

Net loss per Class A share, basic	$(0.01)	$(0.03)	$(0.05)	$(0.01)
Net loss per Class A share, diluted	$(0.01)	$(0.03)	$(0.05)	$(0.01)
(1)	For the three months ended September 30, 2022, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive: 8,113 options (including 760 out-of-the-money options), 273 RSAs, 2,485 RSUs and 53 shares under the ESPP. For the three months ended September 30, 2021, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive: 9,674 options (including 354 out-of-the-money options), 390 RSAs, 436 RSUs and 28 shares under the ESPP.

(2)	For the nine months ended September 30, 2022, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive: 8,343 options (including 764 out-of-the-money options), 301 RSAs, 2,153 RSUs and 48 shares under the ESPP. For the nine months ended September 30, 2021, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive: 10,493 options (including 229 out-of-the-money options), 542 RSAs, 354 RSUs and 27 shares under the ESPP.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
Class B common stock:	2022	2021	2022	2021

	(unaudited)		(unaudited)
Numerator, basic:
Net loss attributable to all stockholders	$(1,141)	$(3,948)	$(6,995)	$(852)
Class B stock as a percentage of total shares outstanding, basic	67.63%	72.91%	70.09%	77.09%
Net loss attributable to Class B stockholders, basic	$(772)	$(2,878)	$(4,903)	$(657)

Numerator, diluted:
Net loss attributable to all stockholders	$(1,141)	$(3,948)	$(6,995)	$(852)
Class B stock as a percentage of total shares outstanding, diluted	67.63%	72.91%	70.09%	77.09%
Net loss attributable to Class B stockholders, diluted	$(772)	$(2,878)	$(4,903)	$(657)

Denominator, basic and diluted:
Weighted average Class B common stock, basic	101,307	108,017	104,772	113,646
Dilutive effect of common stock equivalents	—	—	—	—
Weighted average Class B common stock, diluted	101,307	108,017	104,772	113,646

Net loss per Class B share, basic	$(0.01)	$(0.03)	$(0.05)	$(0.01)
Net loss per Class B share, diluted	$(0.01)	$(0.03)	$(0.05)	$(0.01)

12.    STOCK-BASED AWARD PLANS

The 2020 Plan provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The Company issued stock options, RSAs, and RSUs under the 2020 Plan. As of September 30, 2022, 10,680 shares of Class A common were available for issuance under the 2020 Plan.

Options

The following table summarizes activity for options outstanding under the 2020 Plan for the nine months ended September 30, 2022:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value

	(unaudited)
Outstanding at January 1, 2022	9,500	$4.20	5.2	$110,843
Forfeited	(100)	5.31
Expired	(1)	32.16
Exercised	(668)	2.81
2020 Plan options outstanding at September 30, 2022	8,731	4.29	4.5	81,881
2020 Plan options excercisable at September 30, 2022	6,294	2.80	3.5	68,410

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The detail of options outstanding, vested and exercisable under the 2020 Plan as of September 30, 2022 is as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)

	(unaudited)
$0.15 to $0.71	1,766	—	1,766	—
$2.15	336	2.4	336	1.4
$2.50	2,161	3.8	2,161	3.8
$2.67	419	4.4	419	4.4
$3.17	1,074	5.5	322	5.6
$3.73	1,533	7.1	756	7.1
$4.70	683	7.4	341	7.4
$18.47	213	9.2	—	—
$18.96	235	8.9	105	8.9
$19.00	66	9.0	17	9
$32.16	245	8.4	71	7.6
	8,731		6,294

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

There were no options issued under the 2020 Plan during the three or nine months ended September 30, 2022. The Company issued 303 options and 566 options under the 2020 Plan during the three months and nine months ended September 30, 2021, respectively. The assumptions used in the Black-Scholes model to determine the value of the options issued during these periods are as follows:

	Option Valuation Period
	Q3 2021	Q3 2021	Q2 2021	Q1 2021
Fair market value of common stock	$18.96	$19.00	$17.66	$32.16
Volatility	37.1%	37.1%	36.8%	36.8%
Expected term (years)	5.0	5.0	6.0	6.0
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	0.8%	0.9%	0.4%	0.4%

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

At September 30, 2022, $12,134 of unrecognized compensation expense associated with options is expected to be recognized over a weighted average period of approximately 2.15 years.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2022:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2022	530	$26.49
Granted	2,128	13.43
Vested	(48)	23.33
Forfeited	(118)	15.93
Outstanding at September 30, 2022	2,492	$15.90

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive loss over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. Vested RSUs are settled by issuing Class A shares or the equivalent value in cash at the Board’s discretion. At September 30, 2022, $31,273 of unrecognized compensation cost for RSUs is expected to be recognized over a weighted average period of approximately 3.1 years.

In connection with the Taxamo acquisition, certain continuing employees of Taxamo received RSUs with service and performance conditions (“PSUs”). At September 30, 2022, there are 895 shares of our Class A common stock with an aggregate grant date fair value of $15,803 that will be accounted for as post-acquisition compensation expense over the vesting period if targets are achieved. The performance-based condition will be satisfied upon meeting certain performance targets for the year ended 2023. As of September 30, 2022, it is not probable that these targets will be met, thus no compensation expense has been recorded to date related to these PSUs.

Restricted Stock Awards

The following table summarizes RSA activity for the nine months ended September 30, 2022:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2022	326	$18.76
Granted	106	9.92
Vested	(188)	18.58
Forfeited	(9)	19.00
Outstanding at September 30, 2022	235	$14.91

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive loss over the period during which the participants are required to perform services in exchange for the award, which is generally one to four years. At September 30, 2022, $2,858 of unrecognized compensation cost for RSAs is expected to be recognized over a weighted average period of approximately 1.2 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Amounts withheld from participants are reflected in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending November 30, 2022 aggregated $837 as of September 30, 2022. As of September 30, 2022, 3,666 shares of Class A common stock were available for issuance under the ESPP.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

As of September 30, 2022 there was approximately $99 of unrecognized ESPP stock-based compensation cost expected to be recognized on a straight-line basis over the remaining term of the six-month offering period ending November 30, 2022.

At September 30, 2022 and 2021, there were two ESPP offering periods open that end November 30, 2022 and 2021, respectively. The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

	Offering Period Ending
	11/30/2022	11/30/2021
Fair market value of common stock	$11.16	$19.89
Volatility	35.4%	35.1%
Expected term (years)	0.5	0.5
Expected dividend yield	-%	-%
Risk-free interest rate	1.6%	0.1%

Selected volatility is representative of expected future volatility and was based on the historical and implied volatility of comparable publicly traded companies over a similar expected term. The expected term represents the term of the six-month ESPP offering period. The Company does not expect to pay dividends. The risk-free interest rate was based on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected term of the award at the date nearest the offering term.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to incentive awards, net of forfeitures, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Stock-based compensation expense:
Stock options	$1,836	$5,579	$5,250	$13,260
RSUs	2,544	908	6,665	2,137
RSAs	725	799	2,034	4,454
ESPP	151	136	434	399
Total stock-based compensation expense	$5,256	$7,422	$14,383	$20,250

The Company recognized stock-based compensation cost in the condensed consolidated statements of comprehensive loss as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$577	$656	$1,502	$1,788
Cost of revenues, services	374	760	1,055	1,976
Research and development	581	876	1,193	2,008
Selling and marketing	1,621	2,157	4,594	4,877
General and administrative	2,103	2,973	6,039	9,601
Total stock-based compensation expense	$5,256	$7,422	$14,383	$20,250

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

Overview

Vertex is a leading global provider of indirect tax software and solutions. Our mission is to deliver the most trusted tax technology enabling global businesses to transact, comply and grow with confidence. Vertex provides cloud-based and on-premise solutions that can be tailored to specific industries for every major line of indirect tax, including sales and consumer use, value added and payroll. Headquartered in North America, and with offices in South America and Europe, Vertex employs over 1,400 professionals and serves companies across the globe.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 41% and 36% of software subscription revenue from cloud-based subscriptions during the three months ended September 30, 2022 and 2021, respectively, and 40% and 35% for the nine months ended September 30, 2022 and 2021, respectively. While our on-premise software subscription revenue comprised 59% and 64% of our software subscription revenues during the three months ended September 30, 2022 and 2021, respectively, and 60% and 65% for the nine months ended September 30, 2022 and 2021, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions accelerate.

We license our solutions primarily through our direct sales force, which focuses on selling to qualified leads provided by our marketing efforts, and through our network of referral partners. We also utilize indirect sales to a lesser extent to efficiently grow and scale our enterprise and mid-market revenues.

Our partner ecosystem is a differentiating, competitive strength in both our software development and our sales and marketing activities. We integrate with key technology partners that span Enterprise Resource Planning (“ERP”), Customer Relationship Management (“CRM”), procurement, billing, Point of Sale (“POS”) and e-commerce. These partners include Adobe/Magento, Coupa, Microsoft Dynamics, NetSuite, Oracle, Salesforce, SAP, SAP Ariba, Workday

and Zuora. We also collaborate with numerous accounting firms who have built implementation practices around our software to serve their customer base.

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $126.2 million and $110.7 million for the three months ended September 30, 2022 and 2021, respectively. We generated revenue of $360.5 million and $313.9 million for the nine months ended September 30, 2022 and 2021, respectively. We had a net loss of $(1.1) million and $(3.9) million for the three months ended September 30, 2022 and 2021, respectively. We had net loss of $(7.0) million and $(0.9) million for the nine months ended September 30, 2022 and 2021, respectively. These amounts are presented in accordance with United States (“ U.S.”) generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense, acquisition contingent consideration and transaction costs. Adjusted EBITDA was $20.7 million and $21.4 million for the three months ended September 30, 2022 and 2021, respectively. Adjusted EBITDA was $57.6 million and $58.7 million for the nine months ended September 30, 2022 and 2021, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

Recent Developments

Impact of COVID-19

During the nine months ended September 30, 2022, the COVID-19 pandemic had minimal impact on our revenues and results of operations, as we continue to derive the significant majority of our revenues from our existing software subscriptions. As we principally price our solutions based on our customers’ revenues within certain revenue bands, elongated declines in our existing customers’ revenues may impact our ability to grow our existing customer revenues. We did not experience an abnormal number of non-renewals for the three or nine months ended September 30, 2022, nor any material declines in revenues associated with declines in our customers’ revenues, and we currently expect our existing customer base to remain largely stable, as it did through the recession in 2008 and 2009. However, significant increases in non-renewals or concessions to renewal customers would have a material impact on our revenues and cash flows. The uncertainty caused by the COVID-19 pandemic could also impact our billings to new customers as the pandemic continues to generate economic uncertainty. However, we do not anticipate that overall demand for our software and solutions, our ability to deliver such software and solutions, our ability to collect amounts due under subscription contracts, or our growth strategies will be materially impacted by the COVID-19 pandemic, as companies continue to rely on us for their indirect tax solutions.

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

Selling and Marketing Expenses

Selling expenses consist primarily of personnel and related expenses in support of sales and marketing efforts. These costs include salaries, benefits, bonuses and stock-based compensation. In addition, selling expense includes costs related to advertising and promotion efforts, branding costs, partner-based commissions, costs associated with our annual customer conferences and amortization of certain acquired intangible assets. We intend to continue to invest in our sales and marketing capabilities in the future to continue to increase our brand awareness and expect these costs to increase on an absolute dollar basis as we grow our business and continue to expand our market and partner ecosystem penetration. Sales and marketing expense in absolute dollars and as a percentage of total revenue may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our sales and marketing functions as these investments may vary in scope and scale over future periods. Removal of the COVID-19  travel restrictions are resulting in increases in travel and external marketing event expenses, which were significantly lower in 2021. These costs will increase as travel and conference attendance continues to increase, although it is uncertain whether they will return to historical levels experienced pre-COVID-19.

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

Interest expense consists primarily of interest payments and other financing costs on our bank credit facility. Interest expense includes amortization of deferred financing fees over the term of the credit facility or write-downs of such costs upon redemption of debt. Interest expense will vary as a result of fluctuations in the level of debt outstanding as well as interest rates on such debt. In addition, interest expense will include adjustments to the fair value of contracts that may be entered into to hedge risks associated with currency fluctuations for cash receipts or cash payments denominated in currencies other than U.S. dollars and which do not qualify for hedge accounting. In addition, changes in the settlement value of the future payment obligation for the Systax acquisition and amortization of the discount on deferred purchase consideration associated with the LCR-Dixon acquisition will be recorded as interest expense.

Interest income reflects earnings on investments of our cash on hand, our investment securities, and on our funds held for customers related to our managed outsourcing services. Interest income will vary as a result of fluctuations in the future level of funds available for investment and the rate of return available in the market on such funds.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of federal, state, and local taxes on our loss or income. In determining our annualized effective income tax rates, net deferred tax assets, valuation allowances, and cash paid for income taxes, we are required to make judgments and estimates about domestic and foreign profitability, the timing and usage of net operating loss carryforwards, applicable tax rates, and transfer pricing methodologies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could materially differ from our projections.

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

	For the three months ended				For the nine months ended
	September 30,				September 30,
(Dollars in thousands)	2022	2021	Period-Over-Period Change		2022	2021	Period-Over-Period Change

	(unaudited)				(unaudited)
Revenues:
Software subscriptions	$106,368	$92,276	$14,092	15.3%	$304,587	$265,160	$39,427	14.9%
Services	19,870	18,442	1,428	7.7%	55,911	48,732	7,179	14.7%
Total revenues	126,238	110,718	15,520	14.0%	360,498	313,892	46,606	14.8%
Cost of revenues:
Software subscriptions(1)	36,638	32,000	4,638	14.5%	105,760	84,419	21,341	25.3%
Services(1)	14,020	11,938	2,082	17.4%	37,893	33,831	4,062	12.0%
Total cost of revenues	50,658	43,938	6,720	15.3%	143,653	118,250	25,403	21.5%
Gross profit	75,580	66,780	8,800	13.2%	216,845	195,642	21,203	10.8%
Operating expenses:
Research and development(1)	10,351	9,879	472	4.8%	30,294	33,264	(2,970)	(8.9)%
Selling and marketing(1)	30,252	25,658	4,594	17.9%	89,683	70,673	19,010	26.9%
General and administrative(1)	31,679	31,237	442	1.4%	90,520	80,954	9,566	11.8%
Depreciation and amortization	2,936	3,082	(146)	(4.7)%	9,120	8,787	333	3.8%
Other operating expense, net	1,233	538	695	129.2%	1,927	4,892	(2,965)	(60.6)%
Total operating expenses	76,451	70,394	6,057	8.6%	221,544	198,570	22,974	11.6%
Loss from operations	(871)	(3,614)	2,743	(75.9)%	(4,699)	(2,928)	(1,771)	60.5%
Interest expense, net	361	521	(160)	(30.7)%	1,079	671	408	60.8%
Loss before income taxes	(1,232)	(4,135)	2,903	(70.2)%	(5,778)	(3,599)	(2,179)	60.5%
Income tax (benefit) expense	(91)	(187)	96	(51.3)%	1,217	(2,747)	3,964	(144.3)%
Net loss	(1,141)	(3,948)	2,807	(71.1)%	(6,995)	(852)	(6,143)	721.0%
Other comprehensive loss:
Foreign currency translation adjustments and revaluations, net of tax	10,670	5,704	4,966	87.1%	24,496	10,040	14,456	144.0%
Unrealized loss on investments, net of tax	28	—	28	100.0%	26	—	26	100.0%
Other comprehensive loss, net of tax	10,698	5,704	4,994	87.6%	24,522	10,040	14,482	144.2%
Total comprehensive loss	$(11,839)	$(9,652)	$(2,187)	22.7%	$(31,517)	$(10,892)	$(20,625)	189.4%
(1)	Includes stock-based compensation expenses as shown on the following table.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$577	$656	$1,502	$1,788
Cost of revenues, services	374	760	1,055	1,976
Research and development	581	876	1,193	2,008
Selling and marketing	1,621	2,157	4,594	4,877
General and administrative	2,103	2,973	6,039	9,601
Total stock-based compensation expense	$5,256	$7,422	$14,383	$20,250

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	84.3%	83.3%	84.5%	84.5%
Services	15.7%	16.7%	15.5%	15.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of Revenues:
Software subscriptions	29.0%	28.9%	29.3%	26.9%
Services	11.1%	10.8%	10.5%	10.8%
Total cost of revenues	40.1%	39.7%	39.8%	37.7%
Gross profit	59.9%	60.3%	60.2%	62.3%
Operating expenses:
Research and development	8.2%	8.9%	8.4%	10.6%
Selling and marketing	24.0%	23.2%	24.9%	22.5%
General and administrative	25.1%	28.2%	25.1%	25.8%
Depreciation and amortization	2.3%	2.8%	2.5%	2.8%
Other operating expense, net	1.0%	0.5%	0.5%	1.6%
Total operating expenses	60.6%	63.6%	61.4%	63.3%
Loss from operations	(0.7)%	(3.3)%	(1.2)%	(1.0)%
Interest expense, net	0.3%	0.5%	0.3%	0.2%
Loss before income taxes	(1.0)%	(3.8)%	(1.5)%	(1.2)%
Income tax (benefit) expense	(0.1)%	(0.2)%	0.3%	(0.9)%
Net loss	(0.9)%	(3.6)%	(1.8)%	(0.3)%
Other comprehensive loss, net of tax	8.5%	5.2%	6.8%	3.2%
Total comprehensive loss	(9.4)%	(8.8)%	(8.6)%	(3.5)%

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues

	Three months ended
	September 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Revenues:
Software subscriptions	$106,368	$92,276	$14,092	15.3%
Services	19,870	18,442	1,428	7.7%
Total revenues	$126,238	$110,718	$15,520	14.0%

Revenues increased $15.5 million, or 14.0%, to $126.2 million for the three months ended September 30, 2022 compared to $110.7 million for the three months ended September 30, 2021. The increase in software subscriptions revenues of $14.1 million, or 15.3%, was primarily driven by increases from our existing customers. Software subscriptions revenues derived from new customers averaged 7.5% and 9.4% of total software subscriptions revenues in 2022 and 2021, respectively.

The $1.4 million increase in services revenues was primarily driven by an increase of $0.9 million in software subscription related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions. In addition, our managed services offering experienced a $0.6 million increase in recurring services revenues over the prior year due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	Three months ended
	September 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Cost of software subscription revenues	$36,638	$32,000	$4,638	14.5%

Cost of software subscriptions revenues increased $4.6 million, or 14.5%, to $36.6 million for the three months ended September 30, 2022 compared to $32.0 million for the three months ended September 30, 2021. This was driven by a $4.7 million increase in costs of personnel supporting period over period growth of sales and customers and ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers. As a percentage of software subscriptions revenues, the cost of software subscriptions revenues decreased to 34.4% in 2022 compared to 34.7% for the same period in 2021.

Cost of Services Revenues

	Three months ended
	September 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Cost of services revenues	$14,020	$11,938	$2,082	17.4%

Cost of services revenues increased $2.1 million, or 17.4%, to $14.0 million for the three months ended September 30, 2022 compared to $11.9 million for the three months ended September 30, 2021. This increase was primarily driven by an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering. As a percentage of services revenues, cost of services revenues increased to 70.6% in 2022 compared to 64.7% for the same period in 2021.

Research and Development

	Three months ended
	September 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Research and development	$10,351	$9,879	$472	4.8%

Research and development expenses increased $0.5 million, or 4.8%, to $10.4 million for the three months ended September 30, 2022 compared to $9.9 million for the three months ended September 30, 2021. The increase in research and development expenses is due primarily to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces (“APIs”) to customer ERP and other software platforms. As a percentage of total revenues, research and development expenses decreased to 8.2% in 2022 compared to 8.9% for the same period in 2021. Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	Three months ended
	September 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Selling and marketing	$30,252	$25,658	$4,594	17.9%

Selling and marketing expenses increased $4.6 million, or 17.9%, to $30.3 million for the three months ended September 30, 2022 compared to $25.7 million for the same period in 2021. This increase was primarily driven by a $3.0 million increase in payroll and related expenses associated with the growth in period over period subscription sales and services revenues and expansion of our partner and channel management programs. In addition, there was an increase of $1.1 million in advertising and promotional spending and expanded brand awareness efforts. Lastly, there was an increase of $0.4 million in amortization of acquired intangible assets associated with prior acquisitions.  As a percentage of total revenues, selling and marketing expenses increased to 24.0% in 2022 compared to 23.2% for the same period in 2021.

General and Administrative

	Three months ended
	September 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
General and administrative	$31,679	$31,237	$442	1.4%

General and administrative expenses increased $0.4 million, or 1.4%, to $31.7 million for the three months ended September 30, 2022 compared to $31.2 million for the same period in 2021. General and administrative expenses increased $1.4 million primarily due to planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and resources in support of our growth and public company reporting and compliance activities. This increase is offset by a decline in stock-based compensation of $0.9 million for the three months ended September 30, 2022 over the same period in 2021. As a percentage of total revenues, general and administrative expenses decreased to 25.1% in 2022 compared to 28.2% for the same period in 2021.

Other Operating Expense, Net

	Three months ended
	September 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Other operating expense, net	$1,233	$538	$695	129.2%

Other operating expense, net, increased $0.7 million, or 129.2%, to $1.2 million of expense for the three months ended September 30, 2022 compared to $0.5 million of expense for the same period in 2021. The three months ended September 30, 2022 included $1.3 million associated with an increase in the contingent consideration liability for the Tellutax, Inc. acquisition (“Tellutax” and the “Tellutax Contingent Consideration “). The three months ended September 30, 2021 included foreign currency translation losses incurred. As a percentage of total revenues, other operating expense, net increased to (1.0)% in 2022 compared to 0.5% in 2021.

Interest Expense, Net

	Three months ended
	September 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Interest expense, net	$361	$521	$(160)	(30.7)%

Interest expense decreased by $0.2 million, or 30.7%, to $0.4 million for the three months ended September 30, 2022, from $0.5 million for the same period in 2021. Interest expense related to bank debt increased $0.6 million during the three months ended September 30, 2022 associated with the amendment to the credit agreement entered into in March 2022 (“Second Amendment to the Credit Agreement”). This expense was offset by a $0.5 million increase in the valuation of our foreign currency forward contracts as a result of market fluctuations, and a $0.3 million increase in interest income due to the increase in interest rates and dollars invested in 2022.

Income Tax Benefit

	Three months ended
	September 30,
(Dollars in thousands)	2022	2021	Period-over-Period change
Income tax benefit	$(91)	$(187)	$96	(51.3)%

Income tax benefit decreased by $0.1 million, or (51.3)%, to $0.1 million benefit for the three months ended September 30, 2022 compared to a $0.2 million benefit for the same period in 2021. The decrease in benefit was primarily driven by decreases in tax benefits on exercises and vestings of stock awards and the impact of limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m) (“Section 162(m)”).

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues

	For the nine months ended
	September 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Revenues:
Software subscriptions	$304,587	$265,160	$39,427	14.9%
Services	55,911	48,732	7,179	14.7%
Total revenues	$360,498	$313,892	$46,606	14.8%

Revenues increased $46.6 million, or 14.8%, to $360.5 million for the nine months ended September 30, 2022 compared to $313.9 million for the nine months ended September 30, 2021. The increase in software subscriptions revenues of $39.4 million, or 14.9%, was primarily driven by increases from our existing customers in cross selling new products to existing customers, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 8.0% and 8.6% of total software subscriptions revenues in 2022 and 2021, respectively.

The $7.2 million increase in services revenues was primarily driven by an increase of $4.5 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions, existing customers upgrading to newer versions of our solutions, and our premium support services. In addition, our managed services offering experienced a $2.7 million increase in recurring services revenues over the prior year due to returns processing volume increases related to customer business growth and regulatory changes resulting in customers expanding their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	For the nine months ended
	September 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Cost of software subscriptions revenues	$105,760	$84,419	$21,341	25.3%

Cost of software subscriptions revenues increased $21.3 million, or 25.3%, to $105.8 million for the nine months ended September 30, 2022 compared to $84.4 million for the nine months ended September 30, 2021. This included a $10.7 million increase in costs of personnel supporting period-over-period growth of sales and customers and ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers. In addition, this included an increase in depreciation and amortization of $10.6 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and acquired intangible assets. As a percentage of software subscriptions revenues, the cost of software subscriptions revenues increased to 34.7% in 2022 compared to 31.8% for the same period in 2021.

Cost of Services Revenues

	For the nine months ended
	September 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Cost of services revenues	$37,893	$33,831	$4,062	12.0%

Cost of services revenues increased $4.1 million, or 12.0%, to $37.9 million for the nine months ended September 30, 2022 compared to $33.8 million for the nine months ended September 30, 2021. This increase was primarily driven by an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering. As a percentage of services revenues, cost of services revenues decreased to 67.8% in 2022 compared to 69.4% for the same period in 2021.

Research and Development

	For the nine months ended
	September 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Research and development	$30,294	$33,264	$(2,970)	(8.9)%

Research and development expenses decreased $3.0 million, or 8.9%, to $30.3 million for the nine months ended September 30, 2022 compared to $33.3 million for the nine months ended September 30, 2021. The decrease in research and development expenses is primarily due to an increase in development work capitalized associated with new solutions to address end-to-end data analysis and compliance needs of our customers and continued expansion of connectors and APIs to customer ERP and other software platforms. As a percentage of total revenues, research and development expenses decreased to 8.4% in 2022 compared to 10.6% for the same period in 2021. Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	For the nine months ended
	September 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Selling and marketing	$89,683	$70,673	$19,010	26.9%

Selling and marketing expenses increased $19.0 million, or 26.9%, to $89.7 million for the nine months ended September 30, 2022 compared to $70.7 million for the same period in 2021. This increase was primarily driven by a $10.4 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. In addition, there was an increase of $6.0 million in advertising and promotional spending and expanded brand awareness efforts as well as an increase of $2.5 million associated with amortization of acquired intangible assets associated with prior acquisitions. As a percentage of total revenues, selling and marketing expenses increased to 24.9% for the three months ended September 30, 2022 compared to 22.5% for the same period in 2021.

General and Administrative

	For the nine months ended
	September 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
General and administrative	$90,520	$80,954	$9,566	11.8%

General and administrative expenses increased $9.6 million, or 11.8%, to $90.5 million for the nine months ended September 30, 2022 compared to $81.0 million for the same period in 2021. General and administrative expenses increased $13.2 million primarily driven by planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and resources in support of our growth, and public company reporting and compliance activities. This increase is offset by a decline in stock-based compensation of $3.6 million for the nine months ended September 30, 2022 over the same period in 2021. As a percentage of total revenues, general and administrative expenses increased to 25.1% in 2022 compared to 25.8% for the same period in 2021.

Other Operating Expense, Net

	For the nine months ended
	September 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Other operating expense, net	$1,927	$4,892	$(2,965)	(60.6)%

Other operating expense, net, decreased $3.0 million, or 60.6%, to $1.9 million for the nine months ended September 30, 2022 compared to $4.9 million for the same period in 2021. Other operating expense, net for the nine months ended September 30, 2022 was primarily comprised of a $2.0 million increase in the Tellutax Contingent Consideration liability during 2022. Other operating expense, net for the nine months ended September 30, 2022  was primarily comprised of $4.7 million in transaction costs associated with the 2021 acquisitions. As a percentage of total revenues, other operating expense, net decreased to 0.5% in 2022 compared to 1.6% in 2021.

Interest Expense, Net

	For the nine months ended
	September 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Interest expense, net	$1,079	$671	$408	60.8%

Interest expense, net increased $0.4 million, or 60.8%, for the nine months ended September 30, 2022 to $1.1 million from $0.7 million for the comparable period in 2021. Interest expense related to bank debt and deferred financing costs associated with the Second Amendment to the Credit Agreement increased $1.2 million and $0.4 million, respectively. This expense was partially offset by a $0.9 million increase in the valuation of the forward currency forward contracts as a result of market fluctuations, and a $0.3 million increase in interest income due to the increase in interest rates and dollars invested in 2022.

Income Tax Expense (Benefit)

	For the nine months ended
	September 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Income tax expense (benefit)	$1,217	$(2,747)	$3,964	(144.3)%

Income tax expense (benefit) increased to expense of $1.2 million for the nine months ended September 30, 2022 from a benefit of $2.8 million for the comparable period in 2021, resulting in a change of (144.3)%. This expense increase was primarily driven by decreases in tax benefits on exercises and vestings of stock awards and the impact of limitations on deductions of certain employees’ compensation under Section 162(m).

Liquidity and Capital Resources

As of September 30, 2022, we had unrestricted cash and cash equivalents of $72.4 million and retained earnings of $17.8 million. In addition, we had $6.1 million in investment securities with a maturity date exceeding three months as of September 30, 2022 not included in unrestricted cash and cash equivalents. Our primary sources of capital to date have been from sales of our solutions, proceeds from bank lending facilities and the initial public offering of our Class A common stock in July 2020 (the “Offering”). On March 8, 2022, we entered into the Second Amendment which increased our existing $100.0 million credit facility to a $250.0 million facility consisting of a $50.0 million term loan (the “Term Loan”) and a $200.0 million line of credit (the “Line of Credit”). The proceeds from the Term Loan will be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes. We have no outstanding borrowings under the Line of Credit at September 30, 2022.

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

The following table presents a summary of our cash flows for the periods indicated:

	For the nine months ended
	September 30,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Net cash provided by operating activities	$33,026	$52,668	$(19,642)	(37.3)%
Net cash used in investing activities	(59,862)	(283,213)	223,351	(78.9)%
Net cash provided by financing activities	25,977	(5,953)	31,930	(536.4)%
Effect of foreign exchange rate changes	(1,137)	(434)	(703)	162.0%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,996)	$(236,932)	$234,936	(99.2)%

Operating Activities. Net cash provided by operating activities was $33.0 million for the nine months ended September 30, 2022 compared to net cash provided by operating activities of $52.7 million for the same period in 2021, a decrease of $19.6 million. The decrease in cash provided by operating activities in 2022 was driven primarily by the net decrease in changes in operating assets and liabilities of $26.1 million and net loss of $6.1 million period over period.  This was partially offset by an increase in depreciation and amortization of capitalized software and other intangibles and contingent consideration liability resulting from 2021 acquisitions of $4.9 million, and increases in depreciation and amortization of capitalized software associated with our ongoing investments in customer solutions of $8.2 million.

Investing Activities. Net cash used in investing activities was $59.9 million for the nine months ended September 30, 2022 compared to $283.2 million for the same period in 2021, a decrease in use of funds for investing activities of $223.4 million. This decrease was primarily due to a net decrease in cash paid for acquisitions of $250.9 million. Investments in property and equipment for the nine months ended September 30. 2022 increased $19.1 million over 2021 due to increased investments in commercial cloud-based customer solutions and internal infrastructure systems and tools. During the nine months ended September 30, 2022, we also purchased $6.1 million of investment securities.

Financing Activities. Net cash provided by financing activities was $26.0 million for the nine months ended September 30, 2022 compared to $6.0 million net cash used for the same period in 2021, an increase in cash of $31.9 million. Net cash provided by financing activities was primarily driven by cash received in connection with borrowings under the Term Loan of $50.0 million associated with the Second Amendment to the Credit Agreement, offset by $20.0 million in payments for acquisition purchase commitment liabilities. Net cash used in financing activities of $(6.0) million for the nine months ended September 30, 2021 was primarily driven by $12.7 million in payments for taxes in connection with the exercise of stock options whereby the award holders returned shares to us to satisfy their tax obligations, and payments for acquisition purchase commitment liabilities of $10.8 million.  This was partially offset by an increase in customer funds obligations of $18.7 million due primarily to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds.

Debt. As of September 30, 2022, we had a $200.0 million Line of Credit with no outstanding borrowings and a $50.0 million Term Loan in connection with the Second Amendment to the Credit Agreement. Interest on outstanding borrowings accrue at a base rate plus an applicable margin (6.25% as of September 30, 2022) or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (3.03% as of September 30, 2022). We have $49.2 million in bank debt outstanding at September 30, 2022 associated with the Term Loan.

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

Contractual Obligations and Commitments

Other than the borrowings under the Second Amendment to the Credit Agreement entered into in March 2022, there have been no material updates or changes to our contractual obligations and commitments compared to contractual obligations and commitments described in our 2021 Annual Report.

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

	As of September 30,
(Dollars in millions)	2022	2021	Year-Over-Year Change
Annual Recurring Revenue	$411.5	$352.9	$58.6	16.6%

ARR increased by $58.6 million, or 16.6%, at September 30, 2022, as compared to September 30, 2021. The increase was primarily driven by $33.0 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $25.6 million in growth of subscriptions of our tax solutions to new customers.

We had 4,230 customers and AARPC was approximately $97,300 at September 30, 2022. At September 30, 2021we had 4,258 customers and approximately $82,900 of AARPC. The increase in AARPC was primarily due to expansion of usage by existing customers and adding new customers through organic growth.

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

	As of September 30,
	2022	2021
Net Revenue Retention Rate	109%	106%

The 300-basis point increase in NRR to 109% at September 30, 2022 from 106% for the same period in 2021 was primarily attributable to an increase in sales growth to existing customers as compared to the prior year.

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

	As of September 30,
	2022	2021
Gross Revenue Retention Rate	96%	94%

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense, acquisition contingent consideration and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net loss was $(1.1) million and $(3.9) million for the three months ended September 30, 2022 and 2021, respectively, while our net loss margin was (0.1)% and (3.6)% over the same periods, respectively. Additionally, our net loss was $(7.0) million and $(0.9) million for the nine months ended September 30, 2022 and 2021, respectively, while our net loss margin was (1.9)% and (0.3)% over the same periods, respectively.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Adjusted EBITDA:
Net loss	$(1,141)	$(3,948)	$(6,995)	$(852)
Interest expense, net	361	521	1,079	671
Income tax (benefit) expense	(91)	(187)	1,217	(2,747)
Depreciation and amortization - property and equipment	2,936	3,082	9,120	8,787
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	11,102	10,749	33,185	22,571
Amortization of acquired intangible assets - selling and marketing expense	755	375	3,023	545
Stock-based compensation expense	5,256	7,422	14,383	20,250
Severance expense	241	3,320	622	4,808
Acquisition contingent consideration	1,300	—	2,000	—
Transaction costs	1	21	8	4,693
Adjusted EBITDA	$20,720	$21,355	$57,642	$58,726

Adjusted EBITDA Margin:
Total revenues	$126,238	$110,718	$360,498	$313,892
Adjusted EBITDA margin	16.4%	19.3%	16.0%	18.7%

The decrease in Adjusted EBITDA for the three months ended September 30, 2022 of $0.6 million over the comparable period in 2021 was primarily driven by an increase in non-GAAP gross profit, offset by an increase in operating expenses including additional sales and marketing, research and development, and general and administrative expenses. Adjusted EBITDA margin decreased to 16.4% for the three months ended September 30, 2022 compared to 19.3% for the comparable period in 2021 primarily due to increased investments in 2022 in sales and marketing to drive future revenue growth opportunities and infrastructure modernization investments to support future productivity improvements and scale.

The decrease in Adjusted EBITDA for the nine months ended September 30, 2022 of $1.1 million over the comparable period in 2021 was primarily driven by an increase in non-GAAP in gross profit, offset by an increase in operating expenses including additional sales and marketing investments. Adjusted EBITDA margin declined to 16.0% for the nine months ended September 30, 2022 compared to 18.7% for the comparable period in 2021 primarily due to increased investments in 2022 in sales and marketing to drive future revenue growth opportunities and infrastructure modernization investments to support future productivity improvements and scale.

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

We define free cash flow margin as free cash flow divided by total revenues for the same period. Our net cash provided by operating activities was $18.5 million and $26.2 million for the three months ended September 30, 2022 and 2021, respectively, while our operating cash flow margin was 14.6% and 23.7% over the same periods, respectively. Our net cash provided by operating activities was $33.0 million and $52.7 million for the nine months ended September 30, 2022 and 2021, respectively, while our operating cash flow margin was (9.2)% and 16.8% over the same periods, respectively.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Free Cash Flow:
Cash provided by operating activities	$18,450	$26,203	$33,026	$52,668
Property and equipment additions	(15,146)	(8,011)	(42,973)	(23,899)
Capitalized software additions	(4,362)	(2,777)	(10,288)	(7,902)
Free cash flow	$(1,058)	$15,415	$(20,235)	$20,867

Free Cash Flow Margin:
Total revenues	$126,238	$110,718	$360,498	$313,892
Free cash flow margin	(0.8)%	13.9%	(5.6)%	6.6%

Free cash flow decreased by $16.5 million for the three months ended September 30, 2022, as compared to the same period in 2021. This decrease was primarily driven by a decrease in net cash provided by operating activities of $7.8 million, combined with an increase in investments of $8.7 million for the three months ended September 30, 2022 in commercial and internal use software for our cloud-based solutions included in property and equipment and on-premise customer solutions included in capitalized software additions, compared to the same period in 2021. Free cash flow margin decreased to (0.8)% for the three months ended September 30, 2022, compared to 13.9% for the same period in 2021.

Free cash flow decreased by $41.1 million for the nine months ended September 30, 2022 as compared to the same period in 2021. This decrease was primarily driven by a decrease in net cash provided by operating activities of $19.6 million, combined with an increase of $19.1 million in investments in property and equipment additions due to increased investments in cloud-based customer solutions and internal infrastructure systems and tools during the nine months ended September 30, 2022. Free cash flow margin decreased to (5.6)% for the nine months ended September 30, 2022, compared to 6.6% for the same period in 2021.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Non-GAAP cost of revenues, software subscriptions	$24,959	$20,595	$71,073	$60,060
Non-GAAP cost of revenues, services	$13,646	$11,178	$36,838	$31,855
Non-GAAP gross profit	$87,633	$78,945	$252,587	$221,977
Non-GAAP gross margin	69.4%	71.3%	70.1%	70.7%
Non-GAAP research and development expense	$9,770	$9,003	$29,101	$31,256
Non-GAAP selling and marketing expense	$27,876	$23,126	$82,066	$65,251
Non-GAAP general and administrative expense	$29,335	$24,944	$83,859	$66,545
Non-GAAP operating income	$17,784	$18,273	$48,522	$49,939
Non-GAAP net income	$12,980	$13,225	$35,345	$36,705

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$36,638	$32,000	$105,760	$84,419
Stock-based compensation expense	(577)	(656)	(1,502)	$(1,788)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(11,102)	(10,749)	(33,185)	(22,571)
Non-GAAP cost of revenues, software subscriptions	$24,959	$20,595	$71,073	$60,060

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$14,020	$11,938	$37,893	$33,831
Stock-based compensation expense	(374)	(760)	(1,055)	(1,976)
Non-GAAP cost of revenues, services	$13,646	$11,178	$36,838	$31,855

Non-GAAP Gross Profit:
Gross profit	$75,580	$66,780	$216,845	$195,642
Stock-based compensation expense	951	1,416	2,557	3,764
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	11,102	10,749	33,185	22,571
Non-GAAP gross profit	$87,633	$78,945	$252,587	$221,977

Non-GAAP Gross Margin:
Total revenues	$126,238	$110,718	$360,498	$313,892
Non-GAAP gross margin	69.4%	71.3%	70.1%	70.7%

Non-GAAP Research and Development Expense:
Research and development expense	$10,351	$9,879	$30,294	$33,264
Stock-based compensation expense	(581)	(876)	(1,193)	(2,008)
Non-GAAP research and development expense	$9,770	$9,003	$29,101	$31,256

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$30,252	$25,658	$89,683	$70,673
Stock-based compensation expense	(1,621)	(2,157)	(4,594)	(4,877)
Amortization of acquired intangible assets – selling and marketing expense	(755)	(375)	(3,023)	(545)
Non-GAAP selling and marketing expense	$27,876	$23,126	$82,066	$65,251

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2022	2021	2022	2021
Non-GAAP General and Administrative Expense:
General and administrative expense	$31,679	$31,237	$90,520	$80,954
Stock-based compensation expense	(2,103)	(2,973)	(6,039)	(9,601)
Severance expense	(241)	(3,320)	(622)	(4,808)
Non-GAAP general and administrative expense	$29,335	$24,944	$83,859	$66,545

Non-GAAP Operating Income:
Loss from operations	$(871)	$(3,614)	$(4,699)	$(2,928)
Stock-based compensation expense	5,256	7,422	14,383	20,250
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	11,102	10,749	33,185	22,571
Amortization of acquired intangible assets – selling and marketing expense	755	375	3,023	545
Severance expense	241	3,320	622	4,808
Acquisition contingent consideration	1,300	—	2,000	—
Transaction costs	1	21	8	4,693
Non-GAAP operating income	$17,784	$18,273	$48,522	$49,939

Non-GAAP Net Income:
Net Loss	$(1,141)	$(3,948)	$(6,995)	$(852)
Income tax expense (benefit)	(91)	(187)	1,217	(2,747)
Stock-based compensation expense	5,256	7,422	14,383	20,250
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	11,102	10,749	33,185	22,571
Amortization of acquired intangible assets – selling and marketing expense	755	375	3,023	545
Severance expense	241	3,320	622	4,808
Acquisition contingent consideration	1,300	—	2,000	—
Transaction costs	1	21	8	4,693
Non-GAAP income before income taxes	17,423	17,752	47,443	49,268
Income tax adjustment at statutory rate	(4,443)	(4,527)	(12,098)	(12,563)
Non-GAAP net income	$12,980	$13,225	$35,345	$36,705

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

Interest Rate Risk

We had unrestricted cash and cash equivalents of $72.4 million and had $49.2 million in outstanding bank debt related to Term Loans as of September 30, 2022.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the nine months ended September 30, 2022 and 2021, approximately 4% and 2%, respectively, of our revenues were denominated in currencies other than U.S. dollars.

We have experienced and will continue to experience fluctuations in our net loss or income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have historically recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows. The acquisition of the controlling interest in Systax in January 2020 and the future purchase commitment liabilities associated with this acquisition are expected to increase our exposure to fluctuations of the Brazilian Real over time. At September 30, 2022, outstanding foreign currency forward contracts hedge approximately 50% of our exposure to adverse fluctuations in the Brazilian Real associated with these future purchase commitment liabilities.

Inflation

Recently we have seen inflationary pressures impact many of our expense items, including internal labor and third party costs.  As such, we anticipate that price increases will need to take into account such higher costs as the extent, duration and impact of inflation is highly unpredictable.   However, we may not be able to offset such higher costs with price increases. Our inability or failure to be able to do so could harm our business, financial condition and results of operations.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

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

ITEM 1A. RISK FACTORS

This document incorporates by reference various risk factors discussed in the Company’s 2021 Annual Report, under the heading “Risk Factors,” and the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, under the heading “Risk Factors.” There are no material changes to the risk factors discussed in these filings. You should carefully consider these risks, together with management’s discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. If any of the events contemplated should occur, our business, results of operations, financial condition and cash flows could suffer significantly.

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

Vertex, Inc.

Date: November 9, 2022	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: November 9, 2022	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)