Form 10-K
period 2022-12-31
Vertex, Inc.
filed 2023-03-10
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity common equity held by non-affiliates of Vertex, Inc. as of June 30, 2022 totaled approximately $329,737,964. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2022. The identification of 10% or greater stockholders as of June 30, 2022 is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2022. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of March 3, 2023, the registrant had 50,724,550 shares of Class A common stock, $0.001 par value per share, and 100,307,000 shares of Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders, are incorporated by reference into Part III of this report. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2022.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward looking statements to be covered by the safe harbor provision for forward looking statements contained in Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). All statements made in this Annual Report on Form 10-K that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “believe,” “expect,” “suggests,” “plans,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions or the negatives of those terms. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read and consider this Annual Report on Form 10-K, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements.

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

ii

PART I

Throughout this Annual Report on Form 10-K, Vertex, Inc. and its subsidiaries together are called “Vertex,” “the Company,” “we,” “us,” or “our,” unless otherwise noted. References in this Annual Report on Form 10-K to a particular “year,” or “fiscal,” mean our fiscal year, which ends on December 31.

Item 1.Business

Overview

Vertex is a leading provider of enterprise tax technology solutions. Our software, content, and services help customers stay in compliance with indirect taxes that occur in taxing jurisdictions all over the world.

Collectively, indirect taxes refer to taxes that are collected and remitted to the government by an entity other than the one being taxed. As an example, sales tax is paid by a person or entity that is purchasing a product or service, but it is collected and remitted by the company or entity selling that product or service. This contrasts with direct taxes, such as income tax, which are paid directly by the entity being taxed.

Indirect taxes, such as sales tax, use tax, and value-added tax (“VAT”) are complex. In the United States (“U.S.”) alone, Vertex tax content addresses indirect taxes for over 13,000 unique taxing jurisdictions. Compounding the complexity, rules, regulations, and indirect tax rates are constantly changing. For a company doing business in multiple jurisdictions, compliance with these taxes is a significant challenge and one they encounter in literally every sale or purchase transaction they execute on a daily basis.

Vertex helps companies with complex tax operations to automate their indirect tax processes. Our software, content and services address the increasing complexities of global commerce and compliance by reducing friction, enhancing transparency, and enabling greater confidence in meeting indirect tax obligations. As a result, our software is ubiquitous within our customers' business systems, touching nearly every line item of every transaction that an enterprise can conduct.

The rapid changes taking place in today's global business, technology and regulatory environments are having a compounding effect on the complexity of indirect tax management. As companies expand their business models by entering new geographies, enhancing their distribution channels, adding eCommerce capabilities, or transforming their digital footprint, they increase their exposure to indirect tax obligations. Additionally, as they expand their core offerings to incorporate new digital products and services, they are increasingly impacted by new tax regulations being pursued by jurisdictions. This complexity demands intelligent solutions that enable businesses to satisfy tax obligations and support growth opportunities.

We have pioneered tax technology for over 40 years. Today, we have over 4,200 customers, including the majority of the Fortune 500, and provide our customers with tax support in over 130 countries. Our software enables tax determination, compliance and reporting, tax data management and document management, and analytics and insights with powerful pre-built integrations to core business applications used by most companies, particularly those applications that have a significant impact on global commerce transactions. Our software is fueled by over 500 million data-driven effective tax rules and supports indirect tax compliance in more than 19,000 jurisdictions worldwide. Our solutions can be deployed in the cloud, on-premise environments, or at the network edge, all with implementation services available to enable optimal customer outcomes and satisfy unique business requirements.

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
●	Compliance and Reporting. Our compliance and reporting solutions enable the automation of signature-ready returns and remittance of indirect tax to appropriate jurisdictions. Companies use these solutions to leverage tax data files imported from Vertex or third-party applications to establish visible audit trails of tax determinations and user-made adjustments. Our solutions also include workflow management tools, such as calendar and document management, and role-based security and event logging, which supports our customers' internal control over financial reporting and compliance with the Sarbanes-Oxley Act. We support e-filing and print formats for returns, schedules, worksheets, tax reports and payment requests, and provide archiving and retrieval of all filings.
●	Tax Data Management. Our tax data management tools enable enterprises to unify transaction data from multiple business applications and sources. These solutions enable tax teams to view detailed transaction-level tax data, identify anomalies or errors, and establish necessary rules to address gaps in data and audit logs for any adjustments or corrections that have been made.
●	Document Management. Our document management solutions automate the validation and storage of, and tax audit support for, sales tax exemptions and reseller certificates, enabling enterprises to manage large quantities of documents, such as tax exemption certificates.
●	Analytics and Insights. Our analytics and insights tools improve data quality and provide data intelligence to optimize the end-to-end tax process and improve business outcomes.
●	Pre-Built Integrations. Our solutions are supported by a suite of powerful, pre-built integrations that enable real-time coordination between our solutions and major business applications, such as Adobe/Magento, Coupa, Microsoft Dynamics, NetSuite, Oracle, Salesforce, SAP, SAP Ariba, Workday and Zuora, among many others. Much more than traditional application programming interfaces, our integrations include mapping data fields, business logic and configurations to improve the processing of transactions to and from our solutions. The majority of our integrations are designed, tested and supported by us. We also allow for partner-developed integrations as part of a rigorous certification program.
●	Industry-Specific Solutions. We offer a range of solutions that support certain industries that have specific indirect tax needs, such as retail, communications, and leasing. For example, our retail solution supports omnichannel transactions spanning store kiosks, eCommerce websites, catalog sales and mobile device transactions. Our communications solution supports the determination of taxes, surcharges and fees affecting U.S. providers of communication services, including wireless, voice-over-IP, satellite, internet and video and audio streaming services. We have pre-built integrations specific to the leading providers of business applications used by these industries.
●	Technology Specific Solutions – Chain Flow Accelerator, SAP-specific tools. We offer a number of technology solutions that offer tools and enhancements to certain ecosystems, like SAP or Oracle, that are deeply integrated into their technology stack. For example, our Chain Flow Accelerator tool allows configuration of tax specific flows within the SAP stack. In addition, through the acquisition of LCR-Dixon Corporation (“LCR-Dixon”), in 2021, we acquired an SAP specific tool set that provides customers the ability to maintain, analyze and validate tax data in procure-to-pay as well as sales and billing systems that enhance its usefulness for indirect taxes as well as other business applications.
●	Implementation Services. Due to the ubiquitous nature of our software in our customers' technology environments, we also offer implementation services to enable our customers to realize the full benefit of our solution at initial deployment. These software implementation services include configuration, data migration and implementation, and premium support and training.

●	Managed Services. Customers can also license indirect tax returns outsourcing as a managed service for compliance in the U.S. and Canada. These managed services include indirect tax return preparation, filing and tax payment and notice management.

Our Tax Content

All our software and solutions are underpinned by our proprietary content database, which currently supports over 500 million effective tax rules. Our content quality and accuracy are key components of our software subscriptions revenue and customer value. Our content quality and accuracy are critical to the longevity of our customer relationships. On a monthly basis, our content team combines legislative research, analysis, technical logic, and automation to embed updated rules into our software. Unlike many enterprise software solutions where maintenance and support are focused solely on periodic technology upgrades, our monthly updates are a critical element of allowing our customers to ensure that they are utilizing the latest tax changes to accurately calculate their indirect taxes.

Our Technology

Our software and solutions are built upon a robust set of technology capabilities designed for the flexibility, configurability, speed, and scale to handle complex tax scenarios and processing volumes and interoperability across core business applications.

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

Our Customers

Today, we serve a large, diverse, and growing global customer base. Our market leadership in key industries can be demonstrated by our relationships with many of the largest and most well-known companies in retail trade, wholesale trade, and manufacturing. Our customers include the majority of the Fortune 500, as well as a majority of the top 10 companies by revenue in industries such as retail, technology, and manufacturing, in addition to leading digital marketplaces. We have significant expansion opportunities with these customers driven by our growing product portfolio and geographic coverage.

A distinct and growing subset of our customer base includes digital marketplaces and various professional service providers, including accounting firms and outsourcing firms. Our robust technology and deep tax content differentiate us in our ability to serve the indirect tax needs of 7 of the top 10 digital marketplace providers in North America by revenue. These customers support tens of thousands of merchants who rely on their platform for their eCommerce transaction processing. We also support service providers such as outsourcing and accounting firms who use our technology to calculate tax and file tax returns for their end-customers. While we include these marketplaces and service providers in our customer counts, the tens of thousands of their end-user customers are not included in our customer counts.

As of December 31, 2022, we had 4,289 customers and our Annual Recurring Revenue (“ARR”) per customer was over $100,500. While most of our revenue is currently generated by customers domiciled in the U.S., many of our customers are multinational organizations with global business operations. We also provide tax software solutions outside the U.S., primarily in Canada and Europe. No single customer represented more than 10% of our total revenue for the years ended December 31, 2022, 2021 or 2020.

Our Growth Strategies

We believe today's global commerce environment provides durable growth opportunities for our business. Our growth strategies include:

●	Retention and expansion of revenues from existing customers. The breadth of our solutions allows us to continually meet our customer needs, even as their needs expand in scope. For example, customers initially investing in sales tax determination may need support for other tax types, jurisdictions, and capabilities to manage their indirect tax lifecycle over time. As our customers evolve through acquisitions, expand their products and services, enter new geographies, and enhance their distribution channels, we believe their need for our software, services, and content will also grow. We plan to continue to invest in new innovations and enhance our solutions to support the ongoing retention and expansion of revenue from our existing customers. Our flexible, tiered revenue-based pricing model also results in our customers growing their spend with us as they grow and continue to use our solutions.
●	Acquire new customers. We believe the market for our software and solutions is large and underpenetrated, both in the U.S. and globally. As enterprise and mid-market companies continue to expand their business operations and their tax complexity grows, we expect demand for our solutions to increase among new customers and partners. We also expect these companies to adopt our solutions much earlier in their corporate lifecycle. This adoption is driven by advances in cloud computing and digital commerce, which enable more companies to accelerate new product delivery and scale their business through online marketplaces and emerging commerce platforms. These increases in business complexity necessitate advanced tax solutions for a broader number of companies. We plan to continue to invest in our direct sales, indirect sales, and partnership marketing teams, and our solution development to capture this demand increase and acquire new customers.
●	Broaden and deepen our partner ecosystem. We integrate with key technology partners that span enterprise resource planning (“ERP”), customer relationship management (“CRM”), procurement, billing, point of sale (“POS”), and eCommerce platforms. Our partners enhance our go-to-market capacity and extend our brand leadership and reach. We leverage our partnerships to maximize the benefits of our solutions for our customers and to identify new growth opportunities. We believe expanding our strategic alliances with emerging participants who are fueling global commerce, such as payment and digital commerce platforms, will create new value for our customers and new sources of revenue. Future partnerships with large-scale digital payments players will allow us to develop additional customer-centric solutions and further expand our customer base.
●	Extend global footprint. We have a significant opportunity to further expand internationally, in terms of our regional operations, content depth and go-to-market coverage. We expect to continue to invest in our software and solutions outside of the U.S., most notably in Latin America and Europe. These jurisdictions are among the most complex and the largest international markets for our customers. We have also made significant investments in our own operations in these regions. In Europe and Brazil, for example, we have tailored our go-to-market strategy, enhanced our country-specific content database, and furthered our investment in our global compliance reporting solution. By extending our global footprint, we believe we will also expand account penetration of existing customers with operations around the globe.
●	Sustained investment in new product innovation. With the pace of change in commerce and compliance, we believe it is important to continue innovating and extending the functionality and breadth of our software and solutions. Our approach to innovation is driven by our relationships with our customers and partners, with whom we create new solutions, align product roadmaps, and embed our software within their applications and platforms. We have also created and invest in an innovation lab where we design, test, and incubate next generation tax solutions and adjacent market opportunities. Over time, we expect such investment will bring additional value to existing customers and help us acquire new customers.

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

Our direct sales force leverages our partnerships with technology providers such as Oracle, SAP, Microsoft, and Salesforce, and a growing network of system integrators to influence and drive growth opportunities. These partnerships can include certified integrations that drive ease of implementation and rapid time-to-value for our joint customers. We leverage our relationships with professional services firms such as Deloitte, PwC, Ernst and Young, and KPMG to drive tax software adoption in partnership with their tax advisory and tax technology practices.

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

Our marketing investments are focused on establishing and expanding our brand recognition, creating sales leads and growing our customer relationships. We generate sales leads through online and offline marketing channels, including search engine marketing, outbound lead generation, technology events and conferences, and digital marketing programs. Word-of-mouth referrals from our customers, technology partners and consulting firms further scale our market reach. We engage and grow our customer revenues through hosted events, customer advisory boards and user groups, and digital seminars. We extend brand awareness through advertising, press coverage and social media, as well as through sponsorships of industry associations such as Tax Executive Institute, Council on State Taxation, and CPA.com.

Partners

We believe the scale and quality of our ecosystem is unparalleled in the industry, and we are committed to growing it even further. Our partner ecosystem consists of multiple types of partners that provide us access to their customers and clients.

Our continued success is enabled by our seamless integration into customers' business applications, gathering high-quality new customer leads, and collaborating with professional service providers to help our customers solve their specific tax needs. In addition to driving technological innovation and growing our range of solution offerings, expanding our partner ecosystem has been an essential part of our growth.

●	Accounting & Consulting Partners. We collaborate with over 50 tax, accounting, and consulting firms, which not only complement our global, local, and industry-specific regulatory expertise but also point us towards specific commercial opportunities. Our wide range of offerings and sophisticated technology align with these firms' areas of specialization, enabling organizations to strengthen end-to-end delivery capabilities for a diverse array of clients.
●	Technology Partners. Our pre-built integrations with key partners including Adobe/Magento, Coupa, Microsoft Dynamics, NetSuite, Oracle, Salesforce, SAP, SAP Ariba, Workday, and Zuora, among many others, are key differentiators that enable our customers to seamlessly connect our solutions into their business applications and processes. Our trusted brand reputation has allowed us to be the leading SAP and Oracle tax technology provider, with a relationship spanning many years with these vendors. Our technology software and solutions and highly scalable transaction volume throughput has earned the trust of world-class online marketplaces. These deep partnerships allow us to expand the frontier of tax technology innovation and market opportunity.
●	Channel and Resellers. We continue to expand our indirect go-to-market reach to capitalize on the significant mid-market growth opportunities. These partners include value-added resellers, service providers and original equipment manufacturer relationships with technology firms, system integrators, tax consultants and industry groups such as Avanade, Acumatica and CPA.com. These investments enable certification, training, and enablement to deliver rapid time-to-value and scale.

Research and Development

Our research and development team consists of our architecture, software engineering, user experience, infrastructure development operations automation and technical production support teams. This organization is responsible for the design, development, testing and delivery of new technologies, features and integrations of our tax software and solutions, as well as the continued improvement of our existing solutions. It is also responsible for operating and scaling our software and solutions and infrastructure that run in the cloud. We continue to invest in our research and development capabilities with significant focus on emerging technologies such as edge computing, artificial intelligence/machine learning, data fabric/mesh platforms, blockchain, application programming interface/microservices, and containerization to extend our solutions further into the cloud and partner ecosystems to continuously deliver more value.

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

Human Capital

Our culture is the foundation of everything we do, guided by a common purpose to build trusted relationships at work, in business and in our communities. We strive to be a values-driven employer of choice who attracts, retains, and inspires talented professionals to achieve their full potential. We have been recognized as one of the best places to work in Philadelphia for the past eight years according to The Philadelphia Inquirer. We create and nurture an engaging work environment that embodies our core values of collaboration, performance, integrity, innovation, and fun, and we actively support our employees' participation in community service and philanthropy.

As of December 31, 2022, we had over 1,400 full-time employees. Of these employees, 89% were based in the U.S., 10% based in Europe and 1% in Latin America. We believe we have a strong relationship with our employees, and we have not experienced any work stoppages.

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

Available Information

We file annual, quarterly, and current reports and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding registrants that file electronically with the SEC, including us. You may also access, free of charge, our reports filed with the SEC (for example, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, and our Current Reports on Form 8-K and any amendments to those forms) through the “Investors” portion of our website

(https://www.vertexinc.com/). Reports filed with or furnished to the SEC will be available as soon as reasonably practicable after they are filed with or furnished to the SEC. Our website is included in this Annual Report on Form 10-K as an inactive textual reference only. The information found on our website is not part of this or any other report filed with or furnished to the SEC.

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

We will experience quarterly or annual fluctuations in our results of operations due to a number of factors, many of which are outside of our control. This makes our future results difficult to predict and could cause our results of operations to fall below expectations or our predictions. Factors that might cause quarterly or annual fluctuations in our results of operations include, but are not limited to:

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

Our customers provide us with information that our solutions store, some of which may be confidential information about them or their financial transactions. In addition, we store personal information about our employees and, to a lesser extent, those who purchase products or services from our customers. We have security systems and information technology infrastructure designed to protect against unauthorized access to such information. The security systems and infrastructure we maintain may not be successful in protecting against all security breaches and cyber-attacks, social-engineering attacks, computer break-ins, theft and other improper activity. Threats to our information technology security can take various forms, including viruses, worms and other malicious software programs that attempt to attack our solutions or platform or to gain access to the data of our customers or their customers. Like other companies, we have on occasion and will continue to experience threats to our data and systems. Any significant data breach could result in the loss of business, litigation and regulatory investigations, loss of customers and fines and penalties that could damage our reputation and brand and adversely affect the growth of our business. To date, the Company has not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted.

The increase in remote working arrangements by our employees, vendors, and other third parties also increases the risk of a data security compromise and the possible attack surfaces. Although we conduct training as part of our information security, cybersecurity, and data privacy efforts, that training cannot be completely effective in preventing those attacks from being successful.

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

Our business is dependent upon the proper functioning of our business processes and information systems, and modification or interruption of such systems may disrupt our business, processes and internal controls.

We rely upon internal processes and information systems to support key business functions, including our assessment of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. The efficient operation of these processes and systems is critical, and these processes and systems need to be scalable to support our growth. We have launched a project to implement a new ERP system. The scope of the project includes multiple business areas across the organization, and has consumed and will continue to consume significant time, and requires significant resource allocation in the planning, executing, and testing phases. Any issues, problems, and errors with the implementation of the ERP system or its subsequent operation may impact our continued ability to successfully operate our business or to timely and accurately report our financial results. In addition, failure to implement new or updated controls governing the new ERP system, or difficulties encountered in its implementation, could harm our results of operations or cause us to fail to meet our reporting obligations.

In connection with the ERP system implementation, material weaknesses or significant deficiencies may be identified. If we identify weaknesses or deficiencies in our internal control over financial reporting that we are unable to sufficiently remediate, our management may be unable to assert that our disclosure controls and procedures and our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is required but unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be adversely affected and we could become subject to litigation or investigations by NASDAQ, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Our financial performance depends, in part, on the state of the economy, both in the U.S. and globally. Declining levels of economic activity may lead to declines in spending and customer revenue, which may result in decreased revenue for us. Concern about the strength of the economy may slow the rate at which businesses of all sizes are willing to hire an outside vendor to perform the determination and remittance of their transaction taxes and filing of related returns. If our customers and potential customers experience financial hardship as a result of a weak economy, industry consolidation or other factors, the overall demand for our solutions could decrease. If economic conditions worsen, our business, results of operations, financial condition and cash flows could be harmed. Additionally, over the past year, the consumer price index has increased substantially year over year. Federal policies to stimulate the economy during the pandemic and more recent global events, such as the rising price of oil and the conflict between Russia and Ukraine, may have exacerbated, and may continue to exacerbate, inflation and increases in the consumer price index. There is no guarantee that we will be able to offset this inflationary pressure through price increases, and a sustained or further increase in inflation could have an adverse impact on our operating expenses our business, results of operations, financial condition and cash flows. The extent of these effects on our business and financial results will depend largely on future developments, which are highly uncertain and cannot be predicted.

Natural disasters, epidemic or pandemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise have a material adverse effect on our business, financial performance and results of operations.

The occurrence of one or more major natural disasters, unusual weather conditions, epidemic or pandemic outbreaks, terrorist attacks or disruptive political events, each of which is out of our control, may result in reduced consumer and supplier spending and transactions, which in turn could cause our revenues to decline and our business to suffer. Natural disasters including tornados, hurricanes, floods and earthquakes may damage the facilities of our customers or those of their suppliers or retailers or their other operations, which could lead to reduced revenue for our customers and thus could result in declines in our revenue that is aligned with customer transaction volume. In addition, a global epidemic or pandemic outbreak, such as the outbreak of coronavirus disease 2019 (“COVID-19”), may have a material adverse effect on global economic conditions, consumer spending and the stability of global financial markets. Similarly, terrorist attacks or disruptive political events, such as the imposition of retaliatory tariffs or governmental trade or price manipulation, could cause our customers, or their customers, to defer spending plans or otherwise reduce their economic activity. If any of the foregoing risks were to be realized, it could have a material adverse effect on or business, financial performance and results of operations.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. The rapid growth of our operations and our ongoing transition to a publicly traded company has created a need for additional resources within the accounting and finance functions due to the increasing need to produce timely financial information and to ensure a level of segregation of duties customary for a U.S. public company. We continue to reassess the sufficiency of finance personnel in response to these increasing demands and expectations.

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

We previously identified and disclosed certain material weaknesses in our internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2020. These material weaknesses have since been remediated, but additional material weaknesses or significant deficiencies may be discovered in the future. If we identify additional material weaknesses in our internal control over financial reporting, our management will be unable to assert that our disclosure controls and procedures and our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is required but unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by NASDAQ, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.     Properties

Our corporate headquarters, which includes our operations and development teams, is located in King of Prussia, Pennsylvania, and consists of approximately 189,500 square feet of space under a lease that expires on September 30, 2028.

We also lease offices in Naperville, Illinois; London, United Kingdom; Amsterdam, The Netherlands; Frankfurt, Germany; Sao Paulo, Brazil; Chennai, India; Killorglin, Ireland; and Cork, Ireland.

We believe our facilities are adequate for our current and presently foreseeable needs.

Item 3.     Legal Proceedings

On January 25, 2022, we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interfering in our contractual relations and to prohibit them from using or disclosing in any way our confidential, proprietary, and/or trade secret information. We are also seeking monetary damages, including punitive damages, and attorneys’ fees. On February 7, 2022, Avalara filed a motion to dismiss the complaint for lack of personal jurisdiction. Avalara withdrew that motion on February 17, 2022, and filed a renewed motion to dismiss the amended complaint for lack of personal matter jurisdiction on March 2, 2022. Vertex’s opposition to the motion to dismiss was filed in 2022. We believe that the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

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

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our Class A common stock has been listed on the NASDAQ Global Market exchange, under the symbol “VERX” since July 28, 2020. Prior to that date, there was no public trading market for our common stock.

Our Class B common stock is not listed on any stock exchange nor traded on any public market.

Holders

As of December 31, 2022, we had 11 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

As of December 31, 2022, there were 28 stockholders of record of our Class B common stock.

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

Stock Performance Graph

The graph below(1) compares the cumulative total return on our Class A common stock with that of the S&P 500 Index(2) and the NASDAQ U.S. Benchmark Software TR Index(3). The period shown commences on July 28, 2020, and ends on December 31, 2022, the end of our most recent fiscal year. The graph assumes an investment of $100 in each of the aforementioned on the close of market on July 28, 2020. The stock price performance graph is not necessarily indicative of future price performance.

1 Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2023.

2 S&P 500 Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

3 NASDAQ Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

	Base Date
Company / Index	7/28/20	9/30/20	12/31/20	3/31/21	6/30/21	9/30/21	12/31/21	3/31/22	6/30/22	9/30/22	12/30/22
Vertex, Inc.	$100.00	$96.11	$145.63	$91.85	$91.68	$80.32	$66.32	$64.10	$47.34	$57.12	$60.63
S&P 500	$100.00	$103.54	$116.12	$123.29	$133.83	$134.61	$149.46	$142.58	$119.63	$113.79	$122.39
NASDAQ U.S. Benchmark Software TR	$100.00	$105.29	$114.08	$115.33	$132.90	$136.71	$149.28	$132.14	$106.79	$97.20	$100.01

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

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Annual Report on Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift toward cloud deployment models. Cloud-based subscription sales to new customers have grown at a significantly faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 41% and 35% of software subscription revenues from cloud-based subscriptions in 2022 and 2021, respectively. While our on-premise software subscription revenues comprised 59% and 65% of our software subscription revenues for 2022 and 2021, respectively, they continue to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

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

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenues of $491.6 million and $425.5 million in 2022 and 2021, respectively. We had a net loss of ($12.3) million and ($1.5) million in 2022 and 2021, respectively. These amounts are presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”).

We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations. Adjusted EBITDA was $78.7 million and $78.0 million in 2022 and 2021, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Key Business Metrics” and “Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

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

Retention and expansion of revenues from existing customers. Given the breadth of our customer base and their own internal growth, the majority of our revenues and revenue growth comes from existing customers. This revenue growth is comprised of the acquisition of new licenses for additional products, increases in subscription fees due to expanded usage of currently licensed software and price increases. We plan to continue to invest in new innovations and offerings and in our sales and marketing teams in order to support the ongoing strong retention and expansion of revenues with our existing customers. We monitor our net revenue retention rate (“NRR”) in order to understand our ability to retain and grow revenues from our customers. Our NRR was 110% and 108% in 2022 and 2021, respectively. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics – Net Revenue Retention Rate” for further discussion.

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

Broaden and deepen our partner ecosystem. We have an extensive network of partners that spans ERP, CRM, procurement, billing, POS and eCommerce platforms. Our partners enhance the coverage and adoption of our solutions and promote our thought leadership. We leverage our partnerships to maximize the benefits of our solutions for our customers and to identify new customer opportunities. By forming additional strategic alliances with participants in the global digital transformation, such as payments and eCommerce platforms, we can continue to expand our exposure to all transactions, both business-to-consumer and business-to-business. Future partnerships with large-scale digital payments companies will allow us to develop additional customer-centric solutions and further expand our customer base.

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

Customer migration to cloud solutions. Over time, we expect a continued shift to our cloud solutions by our existing and newly acquired customers. When existing customers migrate from our on-premise to our cloud-based solutions, this generally has a favorable impact on our long-term ARR due to price structures and opportunities to promote additional license sales. Over the past three years, cloud sales to new customers have grown at a significantly faster rate than sales of on-premise solutions, which is a trend that we expect to continue over time. We generated 41% and 35% of software subscription revenues from cloud-based subscriptions in 2022 and 2021, respectively. We host our cloud-based subscriptions. To the extent that revenues from our cloud-based solutions continue to increase as a percentage of total revenues, our gross margin may decrease due to the associated hosting costs of those offerings.

Recent Developments

Impact of COVID-19

The COVID-19 pandemic had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.

The Company did not experience any significant reductions in sales, revenues or collections through December 31, 2022 as a result of COVID-19. The Company believes it has ample liquidity and capital resources to continue to meet its operating needs and to service debt and other financial obligations. For a further description of our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Software Subscriptions

Licenses for on-premise software subscriptions, which are generally one year, provide the customer with a right to use the software as it exists when made available to the customer. Customers purchase a subscription to these licenses, which includes the related software and tax content updates and product support. The updates and support, which are part of the subscription agreement, are essential to the continued utility of the software; therefore, we have determined the software and the related updates and support to be a single performance obligation. Accordingly, when on-premise software is licensed, the revenue associated with this combined performance obligation is recognized ratably over the license term as these subscriptions are provided for the duration of the license term. Revenue recognition begins on the later of the beginning of the subscription period or the date the software is made available to the customer to download. Prior to January 1, 2022, certain on-premise software subscription prices in the initial subscription year were higher than standard renewal prices. The excess initial year price over the renewal price is a material right that provides customers with the right to this reduced renewal price. We recognize revenue associated with this material right over the estimated period of benefit to the customer, which is generally three years. Effective January 1, 2022, we changed the pricing structure for on-premise software so the initial year price and renewal prices were consistent, thus removing the material right for transactions after this date. The material right for applicable transactions prior to this pricing change will continue to be recognized over the remaining estimated period of benefit to the customer.

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

Cost of Revenue

Software Subscriptions

Cost of software subscriptions revenue consists of costs related to providing and supporting our software subscriptions and includes personnel and related expenses, including salaries, benefits, bonuses and stock-based compensation. In addition, cost of revenue includes direct costs associated with information technology, such as data center and software hosting costs, and tax content maintenance. Cost of software subscriptions revenue also includes amortization associated with direct labor and related expenses for capitalized internal-use software for cloud-based subscription solutions and software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of certain acquired intangible assets. We plan to continue to significantly expand our infrastructure and personnel to support our future growth and increases in transaction volumes of our cloud-based solutions, including through acquisitions. We expect growth in our business will result in an increase in cost of software subscriptions revenue in absolute dollars.

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

Selling and Marketing Expenses

Selling expenses consist primarily of personnel and related expenses in support of sales and marketing efforts. These costs include salaries, benefits, bonuses and stock-based compensation. In addition, selling expense includes costs related to advertising and promotion efforts, branding costs, partner-based commissions, costs associated with our annual customer conferences and amortization of certain acquired intangible assets. We intend to continue to invest in our sales and marketing capabilities in the future to continue to increase our brand awareness and expect these costs to increase on an absolute dollar basis as we grow our business and continue to expand our market and partner ecosystem penetration. Sales and marketing expense in absolute dollars and as a percentage of total revenue may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our sales and marketing functions, as these investments will occur in advance of experiencing the benefits from such investments and may vary in scope and scale over future periods. Removal of COVID-19 travel restrictions resulted in increased travel and external marketing event expenses in 2022, which were significantly lower in 2021. These costs will increase as travel and conference attendance continues to increase, although it is uncertain whether such costs will return to historical levels experienced pre-COVID-19.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, information technology, legal, risk management, facilities and human resources staffing, including salaries, benefits, bonuses, severance, stock-based compensation, professional fees, insurance premiums, facility costs and other internal support costs.

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, integrate current and future acquisitions and incur additional costs associated with becoming a publicly-listed company. As a public company, we expect to incur increased expenses related to accounting, tax and auditing activities, legal, insurance, SEC compliance and internal control compliance, including the design, implementation and testing of increasingly formalized systems of internal control over financial reporting.

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

Other Operating Expense, net

Other operating expense, net consists primarily of transactions costs associated with merger and acquisition activities, periodic remeasurement of contingent consideration associated with completed acquisitions, realized gains and losses on foreign currency fluctuations and other operating gains and losses. These amounts will fluctuate as a result of ongoing merger and acquisition activities and for changes in foreign currency rates.

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

Interest income reflects earnings on investments of our cash on hand, our investment securities, and on funds held for customers related to our managed outsourcing services. Interest income will vary as a result of fluctuations in the future level of funds available for investment and the rate of return available in the market on such funds.

Provision for Income Taxes

Before July 27, 2020, Vertex was taxed as an S-Corporation for U.S. federal and certain state income tax purposes resulting in net income or loss before this date being allocated to and included on the income tax returns of the S-Corporation stockholders. Vertex was taxed at the corporate level in certain states where the S-Corporation status was not recognized or the state imposed a tax on S-Corporations. Accordingly, the income tax provision or benefit for such periods was based on taxable income allocated to those states.

Effective July 27, 2020, Vertex converted to a C-Corporation, and our results are subsequently taxed at the corporate level. As such, our statutory income tax rate has increased since we are now subject to U.S. federal and state corporate income taxes.

Our subsidiaries in foreign jurisdictions are generally taxed at the corporate level, and the income tax provision or benefit is based on the income or loss sourced to these foreign jurisdictions at the tax rates applicable in those jurisdictions.

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

	For the year ended
	December 31,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Revenues:
Software subscriptions	$415,473	$358,415	$57,058	15.9%
Services	76,151	67,133	9,018	13.4%
Total revenues	491,624	425,548	66,076	15.5%
Cost of revenues:
Software subscriptions(1)	142,071	116,194	25,877	22.3%
Services(1)	51,061	45,698	5,363	11.7%
Total cost of revenues	193,132	161,892	31,240	19.3%
Gross profit	298,492	263,656	34,836	13.2%
Operating expenses:
Research and development(1)	41,877	44,018	(2,141)	(4.9)%
Selling and marketing(1)	125,335	99,005	26,330	26.6%
General and administrative(1)	121,651	107,009	14,642	13.7%
Depreciation and amortization	12,440	11,678	762	6.5%
Other operating expense, net	5,271	4,888	383	7.8%
Total operating expenses	306,574	266,598	39,976	15.0%
Loss from operations	(8,082)	(2,942)	(5,140)	174.7%
Interest expense, net	2,048	984	1,064	108.1%
Loss before income taxes	(10,130)	(3,926)	(6,204)	158.0%
Income tax expense (benefit)	2,174	(2,447)	4,621	(188.8)%
Net loss	(12,304)	(1,479)	(10,825)	731.9%
Other comprehensive loss:
Foreign currency translation adjustments and revaluations, net of tax	10,219	14,370	(4,151)	(28.9)%
Unrealized loss on investments, net of tax	36	—	36	100.0%
Total other comprehensive loss, net of tax	10,255	14,370	(4,115)	(28.6)%
Total comprehensive loss	$(22,559)	$(15,849)	$(6,710)	42.3%

(1) Includes stock-based compensation expenses as follows in the table below.

	For the year ended December 31,
(Dollars in thousands)	2022	2021

Stock-based compensation expense:
Cost of revenues, software subscriptions	$2,090	$2,336
Cost of revenues, services	1,433	2,648
Research and development	1,798	2,620
Selling and marketing	6,284	6,371
General and administrative	8,124	12,185
Total stock-based compensation expense	$19,729	$26,160

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the year ended December 31,
	2022	2021
Revenues:
Software subscriptions	84.5%	84.2%
Services	15.5%	15.8%
Total revenues	100.0%	100.0%
Cost of revenues:
Software subscriptions	28.9%	27.3%
Services	10.4%	10.7%
Total cost of revenues	39.3%	38.0%
Gross profit	60.7%	62.0%
Operating expenses:
Research and development	8.5%	10.3%
Selling and marketing	25.5%	23.3%
General and administrative	24.7%	25.1%
Depreciation and amortization	2.5%	2.7%
Other operating expense, net	1.1%	1.1%
Total operating expenses	62.3%	62.5%
Loss from operations	(1.6)%	(0.5)%
Interest expense, net	0.4%	0.3%
Loss before income taxes	(2.0)%	(0.8)%
Income tax expense (benefit)	0.4%	(0.6)%
Net loss	(2.4)%	(0.2)%
Other comprehensive loss:
Foreign currency translation adjustments and revaluations, net of tax	2.1%	3.4%
Unrealized loss on investments, net of tax	—%	—%
Total other comprehensive loss, net of tax	2.1%	3.4%
Total comprehensive loss	(4.5)%	(3.6)%

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues

	For the year ended
	December 31,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Revenues:
Software subscriptions	$415,473	$358,415	$57,058	15.9%
Services	76,151	67,133	9,018	13.4%
Total revenues	$491,624	$425,548	$66,076	15.5%

Revenues increased $66.1 million, or 15.5%, to $491.6 million in 2022 compared to $425.5 million in 2021. The increase in software subscriptions revenues of $57.1 million, or 15.9%, was primarily driven by an increase of $55.5 million in revenues derived from our existing customers and a year-over-year increase of $1.6 million in revenues derived from new customers. Software subscriptions revenues derived from new customers averaged 8.0% and 8.6% of total software subscriptions revenues in 2022 and 2021, respectively.

The $9.0 million increase in services revenues is primarily driven by an increase of $3.8 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and upgrading existing customers to newer versions of our solutions. In addition, our managed services offering experienced a $5.2 million increase in recurring services revenues over the prior year due to returns processing volume increases related to regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	For the year ended
	December 31,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Cost of software subscriptions revenues	$142,071	$116,194	$25,877	22.3%

Cost of software subscriptions revenues increased $25.9 million, or 22.3%, to $142.1 million in 2022 compared to $116.2 million in 2021. This included a $13.3 million increase in costs of personnel supporting period over period growth of sales and customers and ongoing hosting and infrastructure investments to support expansion of customer transaction volumes for our cloud-based subscription customers. In addition, this included an increase in depreciation and amortization of capitalized software and acquired intangible assets of $12.6 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets.

As a percentage of software subscriptions revenues, the cost of software subscriptions revenues increased to 34.2% in 2022 compared to 32.4% in 2021. After excluding stock-based compensation expense, as a percentage of software subscriptions revenues, cost of software subscriptions revenues increased to 33.7% in 2022 compared to 31.8% in 2021.

Cost of Services Revenues

	For the year ended
	December 31,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Cost of services revenues	$51,061	$45,698	$5,363	11.7%

Cost of services revenues increased $5.4 million, or 11.7%, to $51.1 million in 2022 compared to $45.7 million in 2021. This increase was primarily driven by an increase in costs of service delivery personnel to support revenue growth in software subscription related services and our managed services offering.

As a percentage of services revenues, cost of services revenues decreased to 67.1% in 2022 compared to 68.1% for the same period in 2021. After excluding stock-based compensation expense, as a percentage of services revenues, cost of services revenues increased to 65.2% in 2022 compared to 64.1% for the same period in 2021.

Research and Development

	For the year ended
	December 31,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Research and development	$41,877	$44,018	$(2,141)	(4.9)%

Research and development expenses decreased $2.1 million, or 4.9%, to $41.9 million in 2022 compared to $44.0 million in 2021. This decline was primarily driven by an increase in development work capitalized associated with new solutions to address end-to-end data analysis and compliance needs of our customers and continued expansion of connectors and application program interfaces (“APIs”) to customer ERP and other software platforms.

As a percentage of total revenues, research and development expenses decreased to 8.5% in 2022 compared to 10.3% in 2021. After excluding stock-based compensation, research and development expenses as a percentage of total revenue would have been 8.2% in 2022 compared to 9.7% in 2021.

Selling and Marketing

	For the year ended
	December 31,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Selling and marketing	$125,335	$99,005	$26,330	26.6%

Selling and marketing expenses increased $26.3 million, or 26.6%, to $125.3 million in 2022 compared to $99.0 million in 2021, primarily driven by an $16.1 million increase in payroll and related expenses associated with the growth in period over period subscription sales and services revenues and expansion of our partner and channel management programs. In addition, this included an increase of $7.2 million in advertising and promotional spending, and expanded brand awareness efforts, as well as an increase of $3.0 million associated with amortization of acquired intangible assets associated with prior acquisitions.

As a percentage of total revenues, selling and marketing expenses increased to 25.5% in 2022 compared to 23.3% for the same period in 2021. After excluding stock-based compensation expense, as a percentage of total revenues, selling and marketing expenses increased to 24.2% in 2022 compared to 21.8% in 2021.

General and Administrative

	For the year ended
	December 31,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
General and administrative	$121,651	$107,009	$14,642	13.7%

General and administrative expenses increased $14.6 million, or 13.7%, to $121.7 million in 2022 compared to $107.0 million in 2021, primarily driven by an $18.7 million increase associated with planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and other resources in support of our growth, and public company reporting and compliance activities. This increase was offset by a decline in stock-based compensation of $4.1 million for the year ended December 31, 2022 over the same period in 2021.

As a percentage of total revenues, general and administrative expenses were 24.7% in 2022 compared to 25.1% in 2021. After excluding stock-based compensation expense, as a percentage of total revenues general and administrative expenses increased 23.1% in 2022 compared to 22.3 % in 2021.

Depreciation and Amortization

	For the year ended
	December 31,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Depreciation and amortization	$12,440	$11,678	$762	6.5%

Depreciation and amortization increased $0.8 million, or 6.5%, to $12.4 million in 2022 compared to $11.7 million in 2021. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized infrastructure costs to support our growth which were placed in service during 2022 and 2021. As a percentage of revenues, depreciation expense decreased slightly to 2.5% in 2022 compared to 2.7% for the same period in 2021.

Other Operating Expense, Net

	For the year ended
	December 31,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Other operating expense, net	$5,271	$4,888	$383	7.8%

Other operating expense, net, increased $0.4 million, or 7.8%, to $5.3 million of expense in 2022 compared to $4.9 million in 2021. Other operating expense, net for the year ended December 31, 2022 was primarily comprised of $2.0 million in costs related to a legal settlement, $2.3 million of an increase to the Tellutax, LLC (“Tellutax”) contingent consideration liability, and $0.7 million in offering costs related to the sale of shares of certain of our Class B shareholders. Other operating expense, net for the year ended December 31, 2021 was primarily comprised of $4.7 million in transaction costs associated with 2021 acquisitions. As a percentage of total revenues, other operating expense, net remained consistent at 1.1% for 2022 and 2021.

Interest Expense, Net

	For the year ended
	December 31,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Interest expense, net	$2,048	$984	$1,064	108.1%

Interest expense, net increased $1.1 million, or 108.1%, to $2.0 million in 2022 compared to $1.0 million in 2021. This change was attributable to increases in interest expense primarily associated with: (i) a $1.0 million increase to the settlement value of our deferred purchase commitment liability associated with the Systax acquisition which is treated as a financing cost; (ii) increased amortization related to the write-off of deferred financing costs of $0.4 million associated with refinancing of our credit agreement; and (iii) an increase in note payable interest expense of $1.8 million primarily due to the increased borrowings under our new credit agreement (see Note 10 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K).  Offsetting these expense increases were: (i) an increase in the value of our foreign currency contracts of $1.1 million; and (ii) an increase in interest and dividend income of $1.0 million, primarily due to higher yields on our investments in 2022 as compared to 2021.

Income Tax Expense (Benefit)

	For the year ended
	December 31,
(Dollars in thousands)	2022	2021	Year-Over-Year change
Income tax expense (benefit)	$2,174	$(2,447)	$4,621	(188.8)%

Income tax expense was $2.2 million in 2022 as compared to a benefit of $2.5 million in 2021, resulting in a $4.6 million, or 188.8%, change year over year. This change resulted primarily from decreases in tax benefits on exercises and vestings of stock awards and the impact of limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m).

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

Our quarterly revenues have generally increased over the last two years primarily due to new sales to existing customers and sales to new customers. However, the pace of our revenue growth has not been consistent. Many of our customers are enterprise and large corporations and their purchase patterns can be sensitive to timing of budget decisions. Depending on such timing, these decisions can create volatility in the amount of business transacted by our sales team and the amount of revenues recorded in each quarter. As such, certain periods may be less comparable due to the timing of our customers purchase patterns.

Quarterly fluctuations in our costs and expenses overall primarily reflect changes in our headcount, infrastructure and sales and marketing investments, and other costs related to certain technology development projects and the development and scaling of our cloud solutions. In particular, research and development expenses have fluctuated based on the timing of personnel additions, capitalized costs and related spending on product development. Increases in our selling and marketing expenses primarily reflect expansion of go-to-market and partner and channel management personnel and various promotion and branding activities, the timing of which may fluctuate from quarter to quarter. We have also actively invested in acquisitions and product innovation to expand our product portfolio. We anticipate our operating expenses will increase in future periods as we invest in the long-term growth of our business.

Historical patterns should not be considered a reliable indicator of our future performance.

Liquidity and Capital Resources

As of December 31, 2022, we had unrestricted cash and cash equivalents of $91.8 million and retained earnings of $12.5 million. In addition, we had $11.2 million in investment securities with a maturity date exceeding three months as of December 31, 2022 not included in unrestricted cash and cash equivalents. Our primary sources of capital to date have been from sales of our solutions, proceeds from bank lending facilities and the Offering of our Class A common stock in July 2020.

Historical Cash Flows

Years Ended December 31, 2022 and 2021

The following table presents a summary of our cash flows for the periods indicated:

	For the year ended
	December 31,
(Dollars in thousands)	2022	2021	Year-Over-Year Change
Net cash provided by operating activities	$76,846	$91,969	$(15,123)	(16.4)%
Net cash used in investing activities	(85,046)	(296,458)	211,412	71.3%
Net cash provided by (used in) financing activities	17,094	(9,099)	26,193	287.9%
Effect of foreign exchange rate changes	(352)	(479)	127	26.5%
Net increase (decrease) in cash, cash equivalents and restricted cash	8,542	$(214,067)	$222,609

Operating Activities. Net cash provided by operating activities was $76.8 million in 2022 compared to $92.0 million in 2021, a decrease of $15.1 million, which was driven primarily by impacts from our prior acquisitions, ongoing investments in our growth, and timing of the conversion of operating assets and liabilities. The decrease in cash provided by operating activities in 2022 includes decreases in the following year over year: (i) a net decrease in changes in operating assets and liabilities of $18.8 million due primarily to timing of collections and payments activity; (ii) an increase in net loss of $10.8 million; and (iii) a decrease in stock-based compensation of $6.4 million. These decreases were partially offset by the following increases year over year: (i) an increase in depreciation and amortization of of $16.4 million, which includes $15.6 million pertaining to depreciation and amortization of capitalized software and other intangibles resulting from acquisitions and our ongoing investments in customer solutions, with the balance pertaining to depreciation associated with our ongoing infrastructure investments; and (ii) $2.3 million pertaining to an increase in acquisition contingent consideration.

Investing Activities. Net cash used in investing activities was $85.0 million in 2022 compared to $296.5 million in 2021, a decrease in use of funds for investing activities of $211.4 million. This decrease was primarily due to a net decrease in cash paid for acquisitions of $250.9 million in 2022. Investments in property and equipment and capitalized software additions for the year ended December 31, 2022 increased $28.4 million over 2021 related to increased investments in development of customer solutions and internal infrastructure systems and tools. During the year ended December 31,

2022, we also purchased $16.5 million of investment securities and received $5.4 million in proceeds from maturities of these investments.

Financing Activities. Net cash provided by financing activities was $17.1 million in 2022 compared to net cash used in financing activities of $9.1 million in 2021, an increase in cash provided by financing activities of $26.2 million.  Net cash provided by financing activities for the year ended December 31, 2022 of $17.1 million, was primarily driven by cash received in connection with borrowings under the term loan of $50.0 million (the “Term Loan”) associated with the Second Amendment to the Credit Agreement, entered into on March 8, 2022 with a banking syndicate (the “Second Amendment”),   offset by $20.0 million in payments for acquisition purchase commitment liabilities, as well as a decrease in customer funds obligations of $11.3 million due primarily to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds. Net cash used in financing activities of $9.1 million for year ended December 31, 2021 was primarily driven by $12.8 million in payments for taxes in connection with the exercise of stock options whereby the award holders returned shares to us to satisfy their tax obligations, and payments for acquisition purchase commitment liabilities of $10.8 million. This was partially offset by an increase in customer funds obligations of $14.2 million.

Sources of Credit

As of December 31, 2022, we had a $200.0 million line of credit (the “Line of Credit”) and a $50.0 million Term Loan in connection with the Second Amendment.

The Term Loan requires quarterly principal payments over five years, with a balloon payment due on March 8, 2027. The interest rate on the Term Loan was 5.42% at December 31, 2022 as we selected the Secured Overnight Financing Rate (“SOFR”) option (the “SOFR Option”). Outstanding borrowings under the Term Loan were $49.1 million at December 31, 2022.

The Line of Credit expires in March 2027. We are required to pay a quarterly fee on the difference between the $200.0 million allowed maximum borrowings and the unpaid principal balance outstanding under the line at the applicable rate. At December 31, 2022, the base rate option and the SOFR Option applicable to the Line of Credit were 7.50% and 5.40%, respectively. There were no outstanding borrowings under the Line of Credit at December 31, 2022.

The Second Amendment is collateralized by nearly all of the Company’s assets and contains financial and operating covenants with which we are in compliance as of December 31, 2022.  The Second Amendment also limits the declaration or payment of certain dividends, not to exceed an aggregate of $2.0 million.

For more information on our indebtedness see Note 10 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Material Future Cash Obligations and Commercial Commitments

Cash Requirements. We believe that our existing cash resources and our Line of Credit, will be sufficient to meet our capital requirements and fund our operations. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. If we were to raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us.

Funds Held for Customers and Customer Funds Obligations. We maintain trust accounts with financial institutions, to accumulate cash from our customers that outsource their tax remittance functions to us. We have legal ownership over the accounts utilized for this purpose. Funds held for customers represent cash and cash equivalents that, based upon our intent, are restricted solely for satisfying the obligations to remit funds relating to our tax remittance services. Funds held for customers are not commingled with our operating funds. Customer funds obligations represent our contractual obligations to remit collected funds to satisfy customer tax payments. Customer funds obligations are reported as a current liability on our consolidated balance sheets as the obligations are expected to be settled within one year. Cash flows related to changes in customer funds obligations are presented as cash flows from financing activities.

Contractual Obligations and Commitments. Our contractual obligations and commitments as of December 31, 2022 are summarized in the table below:

	Payments Due by Year
(In thousands)	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years
Debt	$49,063	$2,188	$5,000	$41,875	$—
Financing lease liabilities	114	104	10	—	—
Operating lease liabilities	26,098	4,721	8,846	9,049	3,482
Deferred purchase consideration (1)	20,000	20,000	—	—	—
Purchase commitment liability (2) (3)	14,561	6,149	8,412	—	—
Purchase obligations	12,285	10,609	1,676	—	—
Total	$122,121	$43,771	$23,944	$50,924	$3,482
(1)	The Company has a deferred purchase consideration obligation related to its acquisition of LCR-Dixon. See Note 3 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.
(2)	The Company has contractual purchase commitment liabilities related to certain acquisitions, primarily the 2020 acquisition of Systax in which the Company is required to acquire the remaining 35% equity interest incrementally between 2023 through 2024. See Note 3 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.
(3)	The Company has a contingent consideration liability related to the 2021 Acquisition of Tellutax. See Note 3 to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

AARPC represents average annual revenue per customer and is calculated by dividing ARR by the number of software subscription customers at the end of the respective period:

	For the year ended
	December 31,
(Dollars in millions)	2022	2021	Year-Over-Year Change
Annual Recurring Revenue	$431.1	$370.2	$60.9	16.5%

ARR increased by $60.9 million or 16.5% in 2022 as compared to 2021. The increase was primarily driven by $25.3 million of growth in revenues from subscriptions of our tax solutions to new customers, and $35.6 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases.

We had 4,289 customers and AARPC was approximately $100,500 at December 31, 2022. We had 4,272 customers and approximately $86,700 of AARPC at December 31, 2021. The increase in customers and AARPC was due to expansion of usage by existing customers and adding new customers through organic growth.

Net Revenue Retention Rate (“NRR”).

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

	For the Year Ended
	December 31,
	2022	2021
Net Revenue Retention Rate	110%	108%

The 200 basis point increase in NRR to 110% at December 31, 2022 from 108% for the same period in 2021 was primarily attributable to a decrease in customer downgrades and losses.

Gross Revenue Retention Rate (“GRR”).

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

	As of December 31,
	2022	2021
Gross Revenue Retention Rate	96%	95%

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net income or loss before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net loss was ($12.3) million and ($1.5) million in 2022 and 2021, respectively, while our net loss margin was (2.5)% and (0.3)% over the same periods, respectively. The following schedules reconcile Adjusted EBITDA and Adjusted EBITDA margin to net loss, the most closely directly comparable GAAP financial measure.

	For the Year Ended
	December 31,
(Dollars in thousands)	2022	2021
Adjusted EBITDA:
Net loss	$(12,304)	$(1,479)
Interest expense, net	2,048	984
Income tax (benefit) expense	2,174	(2,447)
Depreciation and amortization - property and equipment	12,440	11,678
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	44,934	32,291
Amortization of acquired intangible assets - selling and marketing expense	3,779	813
Stock-based compensation expense	19,729	26,160
Severance expense	877	5,232
Acquisition contingent consideration	2,300	—
Litigation settlements	2,000	—
Transaction costs (1)	696	4,748
Adjusted EBITDA	$78,673	$77,980

Adjusted EBITDA Margin:
Total revenues	$491,624	$425,548
Adjusted EBITDA margin	16.0%	18.3%

(1) The 2022 period includes offering costs related to the sale of shares of certain of our Class B shareholders, which are not representative of normal business operations.

The increase in Adjusted EBITDA of $0.7 million in 2022 is primarily driven by an increase of $46.0 million in non-GAAP gross profit, offset by increases in various non-GAAP operating expense categories including $23.5 million in non-GAAP selling and marketing expense, and $23.1 million in non-GAAP general and administrative expense. Increased investment in selling and marketing expense is driven by increased expenses associated with the growth in period over period subscription sales and services revenue and expansion of our partner and channel management programs. In addition, there was increased advertising and promotional spending and brand awareness efforts. Increased general and administrative expense was driven by planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operation leverage, as well as investments in employees, systems and resources in support of our growth.

Adjusted EBITDA margin decreased in 2022 by 230 basis points in comparison to 2021 due primarily to operating expenses increasing at a higher rate than our increases in revenues, driven by our previously noted investments to enable future growth.

Free Cash Flow and Free Cash Flow Margin.

We use free cash flow as a critical measure in the evaluation of liquidity in conjunction with related GAAP amounts. We also use this measure when considering available cash, including for decision making purposes related to dividends and discretionary investments. We consider free cash flow to be an important measure for investors because it measures the amount of cash we generate from our operations after our capital expenditures and capitalization of software development costs. In addition, we base certain of our forward-looking estimates and budgets on free cash flow and free cash flow margin. We define free cash flow as the total of net cash provided by operating activities, adjusted for the add back of cash used for the converted stock appreciation rights redeemed in connection with the Offering reflected as a reduction of cash provided by operating activities, less purchases of property and equipment and capitalized software. We define free cash flow margin as free cash flow divided by total revenues for the same period.

Our net cash provided by operating activities was $76.8 million and $92.0 million in 2022 and 2021, respectively, while our operating cash flow margin was 15.6% and 21.6% over the same periods, respectively. The following schedule reconciles free cash flow and free cash flow margin to net cash provided by operating activities, the most closely directly comparable GAAP financial measure.

	For the Year Ended
	December 31,
(Dollars in thousands)	2022	2021
Free Cash Flow:
Cash provided by operating activities	$76,846	$91,969
Property and equipment additions	(58,530)	(33,386)
Capitalized software additions	(14,888)	(11,660)
Free cash flow	$3,428	$46,923

Free Cash Flow Margin:
Total revenues	$491,624	$425,548
Free cash flow margin	0.7%	11.0%

Free cash flow decreased by $43.5 million in 2022 compared to 2021, driven primarily by a net decrease of $15.1 million in cash provided by operating activities as well as a year-over-year increases in cash pertaining to investments in internal-use software developed of $25.1 million reflected as increases in property and equipment additions. The increase in property and equipment additions was driven by a $14.9 million increase in internal infrastructure and tools, including technology modernization investments, and a $9.1 million increase in our cloud-based customer solutions. Free cash flow margin decreased in 2022 by 1030 basis points compared to 2021, primarily due to the increase in cash consumed by our investments in cloud-based customer solutions and internal infrastructure modernization efforts as well as the decrease in cash from operations noted above during a period of expansion of total revenues of $66.1 million.

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

Additional Non-GAAP Financial Measures

In addition to Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow margin calculated and discussed in “Key Business Metrics,” the following additional non-GAAP financial measures are calculated and presented further below:

●	Non-GAAP cost of revenues, software subscriptions is determined by adding back to GAAP cost of revenues, software subscriptions, the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.

●	Non-GAAP cost of revenues, services is determined by adding back to GAAP cost of revenues, services, the stock-based compensation expense included in cost of revenues, services for the respective periods.

●	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.

●	Non-GAAP gross margin is determined by dividing non-GAAP gross profit by total revenues for the respective periods.

●	Non-GAAP research and development expense is determined by adding back to GAAP research and development expense the stock-based compensation expense included in research and development expense for the respective periods.

●	Non-GAAP selling and marketing expense is determined by adding back to GAAP selling and marketing expense the stock-based compensation expense and the amortization of acquired intangible assets included in selling and marketing expense for the respective periods.

●	Non-GAAP general and administrative expense is determined by adding back to GAAP general and administrative expense the stock-based compensation expense and severance expense included in general and administrative expense for the respective periods.

●	Non-GAAP operating income is determined by adding back to GAAP loss or income from operations the stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations, included in GAAP loss or income from operations for the respective periods.

●	Non-GAAP net income is determined by adding back to GAAP net loss or income the income tax benefit or expense, stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, severance expense, acquisition contingent consideration, litigaton settlements, and transaction costs which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations, included in GAAP net loss or income for the respective periods to determine non-GAAP loss or income before income taxes. Non-GAAP income or loss before income taxes is then adjusted for income taxes calculated using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5%.

We encourage investors and others to review our financial information in its entirety, not to rely on any single financial measure and to view these non-GAAP financial measures in conjunction with the related GAAP financial measures.

The following schedules reflect our additional non-GAAP financial measures and reconciles our additional non-GAAP financial measures to the related GAAP financial measures.

	For the Year Ended
	December 31,
(Dollars in thousands)	2022	2021
Non-GAAP cost of revenues, software subscriptions	$95,047	$81,567
Non-GAAP cost of revenues, services	$49,628	$43,050
Non-GAAP gross profit	$346,949	$300,931
Non-GAAP gross margin	70.6%	70.7%
Non-GAAP research and development expense	$40,079	$41,398
Non-GAAP selling and marketing expense	$115,272	$91,821
Non-GAAP general and administrative expense	$112,650	$89,592
Non-GAAP operating income	$66,233	$66,302
Non-GAAP net income	$47,818	$48,662

	For the Year Ended
	December 31,
(Dollars in thousands)	2022	2021
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$142,071	$116,194
Stock-based compensation expense	(2,090)	(2,336)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(44,934)	(32,291)
Non-GAAP cost of revenues, software subscriptions	$95,047	$81,567

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$51,061	$45,698
Stock-based compensation expense	(1,433)	(2,648)
Non-GAAP cost of revenues, services	$49,628	$43,050

Non-GAAP Gross Profit:
Gross profit	$298,492	$263,656
Stock-based compensation expense	3,523	4,984
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	44,934	32,291
Non-GAAP gross profit	$346,949	$300,931

Non-GAAP Gross Margin:
Total revenues	$491,624	$425,548
Non-GAAP gross margin	70.6%	70.7%

Non-GAAP Research and Development Expense:
Research and development expense	$41,877	$44,018
Stock-based compensation expense	(1,798)	(2,620)
Non-GAAP research and development expense	$40,079	$41,398

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$125,335	$99,005
Stock-based compensation expense	(6,284)	(6,371)
Amortization of acquired intangible assets – selling and marketing expense	(3,779)	(813)
Non-GAAP selling and marketing expense	$115,272	$91,821

Non-GAAP General and Administrative Expense:
General and administrative expense	$121,651	$107,009
Stock-based compensation expense	(8,124)	(12,185)
Severance expense	(877)	(5,232)
Non-GAAP general and administrative expense	$112,650	$89,592

	For the Year Ended
	December 31,
	2022	2021
(Dollars in thousands)
Non-GAAP Operating Income:
Loss from operations	$(8,082)	$(2,942)
Stock-based compensation expense	19,729	26,160
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	44,934	32,291
Amortization of acquired intangible assets – selling and marketing expense	3,779	813
Severance expense	877	5,232
Acquisition contingent consideration	2,300	—
Litigation settlement	2,000	—
Transaction costs (1)	696	4,748
Non-GAAP operating income	$66,233	$66,302

Non-GAAP Net Income:
Net Loss	$(12,304)	$(1,479)
Income tax expense (benefit)	2,174	(2,447)
Stock-based compensation expense	19,729	26,160
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	44,934	32,291
Amortization of acquired intangible assets – selling and marketing expense	3,779	813
Severance expense	877	5,232
Acquisition contingent consideration	2,300	—
Litigation settlement	2,000	—
Transaction costs (1)	696	4,748
Non-GAAP income before income taxes	64,185	65,318
Income tax adjustment at statutory rate	(16,367)	(16,656)
Non-GAAP net income	$47,818	$48,662

(1) The 2022 period includes offering costs related to the sale of shares of certain of our Class B shareholders, which are not representative of normal business operations.

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

Prior to January 1, 2022, certain on-premise software subscription prices in the initial subscription year were higher than standard renewal prices. The excess initial year price over the renewal price is considered to be a material right. We recognized revenue associated with this material right over the estimated period of benefit to the customer, which is generally three years. Effective January 1, 2022, we changed the pricing structure for on-premise software so the initial year price and renewal prices were consistent, thus removing the material right for transactions after this date. The material right for applicable transactions prior to this pricing change will continue to be recognized over the remaining estimated period of benefit to the customer.

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

These estimates are inherently uncertain and unpredictable, and if different estimates were used then the purchase price for the respective acquisition could be allocated to the acquired assets and liabilities differently from the allocation that we have made. In addition, unanticipated events and circumstances may occur which may affect the accuracy or validity of such estimates, and if such events occur, we may be required to record a charge against the value ascribed to an acquired asset, an increase in the amounts recorded for assumed liabilities, or an impairment of some or all of the goodwill.

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

Stock-based compensation expense for RSAs and RSUs is measured based on the grant date fair value of our common stock. Stock-based compensation expense for stock options issued under the 2020 Plan is measured based on the grant date fair value of the award and is estimated using the Black-Scholes Merton model (the “Black-Scholes model”). Stock-based compensation expense for the ESPP is measured based on the fair value of the ESPP award at the start of the ESPP offering period and is estimated using the Black-Scholes model. Compensation cost is recognized on a straight-line basis over the requisite service or performance period associated with the stock-based award. The Company has elected to recognize award forfeitures as they occur.

The use of the Black-Scholes model to estimate compensation cost for stock options granted under the 2020 Plan and the ESPP requires the input of certain assumptions including the fair value of our stock, expected term, volatility, risk-free interest rate, and dividend yield. The fair value of our common stock is based on quoted market prices on the NASDAQ Global Market exchange. The expected term is based on our analysis of the facts and circumstances underlying the stock-based award. Volatility is representative of expected stock price volatility over the stock option term or the ESPP offering period. Effective December 1, 2022, we began to apply and will use the Company’s volatility for stock options and ESPP offering periods. Prior to this, volatility was based on the historical and implied volatility of comparable publicly traded companies over a similar expected term for the stock option term or ESPP offering period. The risk-free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant for zero-coupon U.S. Treasury notes with maturities approximating the stock-based awards’ expected term. We assume the dividend yield is zero based on our expectation that we will not pay any dividends over the expected term.

Software Development Costs

Internal-Use Software

We follow ASC 350-40, Goodwill and Other, Internal-Use Software, to account for development costs incurred for the costs of computer software developed or obtained for internal use. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Capitalized internal-use software costs are primarily comprised of direct labor, related expenses and initial software licenses. We begin to capitalize costs once the project is defined, funding is committed and it is confirmed the software will be used for its intended purpose. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended use.

We review the carrying value of internal-use software, for impairment whenever events or changes in circumstances indicate that the carrying amount of such software may not be fully recoverable. Whenever such events or circumstances are present, an impairment loss equal to the excess of the asset carrying value over its fair value, if any, is recorded.

Software Developed for Sale

We capitalize the costs incurred for the development of computer software to be sold, leased or otherwise marketed in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed, when technological feasibility has been established. Technological feasibility generally occurs when all planning, design, coding and testing activities are completed that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The establishment of technological feasibility is an ongoing assessment of judgment with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in technology.

We begin amortization of capitalized software development costs when the product is available for general release. We estimate the useful lives of capitalized software development costs between three to five years and provide for amortization on a product-by-product basis using the straight-line method over the related useful lives of such products. Unamortized capitalized software development costs determined to be in excess of the net realizable value of the product are expensed immediately.

We evaluate the recoverability of capitalized software costs based on an ongoing assessment of anticipated future revenues and changes in software technologies at least annually and whenever events or circumstances make it more likely than not that impairment may have occurred. In the event of impairment, unamortized capitalized software costs are compared to the net realizable value of the related product and the carrying value of the related assets are written down to the net realizable value to the extent the unamortized capitalized costs exceed such value. The net realizable value is the estimated future gross revenues from the related product reduced by the estimated future costs of completing and disposing of such product, including the costs of providing related maintenance and customer support.

Income taxes

On July 27, 2020, the Company’s S-Corporation election was revoked by the Company’s stockholders in connection with the Offering. As a result, the Company is now taxed at the corporate level as a C-Corporation for U.S federal and state income tax purposes. Before July 27, 2020, as the Company was taxed as an S-Corporation for U.S. federal and most state income tax purposes, net income or loss was allocated to and included on the income tax returns of the S-Corporation stockholders. In certain states, the Company was taxed at the corporate level. Accordingly, the income tax provision or benefit was based on taxable income allocated to these states.

In foreign jurisdictions, our subsidiaries are generally taxed at the corporate level, and the income tax provision or benefit is based on income or loss sourced to these foreign jurisdictions at the tax rates applicable in those jurisdictions.

We account for income taxes using the asset and liability method resulting in the recognition of deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company’s consolidated financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, the determination of which requires management judgement and which could result in a different result should our expectations of the recovery or settlement timing differ from the actual events. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The effects of future changes in tax laws or rates are not anticipated. A valuation allowance is recorded when management determines it is more likely than not that some or all of the deferred tax assets will not be realized. We record uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process requiring judgement whereby: (i) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (ii) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We record interest related to underpayment of income taxes as interest expense and penalties as other operating expenses in the consolidated statements of comprehensive loss.

The impact as a result of the application of ASC 740 is reflected in the consolidated financial statements. We assess our income tax positions and record tax benefits or expense based upon our evaluation of the facts, circumstances, and information available at the reporting date. Variations in the actual outcome of these future tax consequences could materially impact the consolidated financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had unrestricted cash and cash equivalents of $91.8 million and $73.3 million as of December 31, 2022 and 2021, respectively, and investments of $11.2 million as of December 31, 2022. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions, and in short duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

We are exposed to risk related to changes in interest rates on our outstanding borrowings. Borrowings under the Second Amendment bear interest at rates that are variable. Increases in the bank prime or SOFR rates would increase the interest rate on any future outstanding borrowings. Any debt we incur in the future may also bear interest at variable rates. For each 100 basis point increase in the bank prime or SOFR rates, this would be expected to result in a projected increase in interest expense of $0.5 million annually.

Foreign Currency Exchange Rate Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona, Indian Rupee and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the years ended December 31, 2022, 2021 and 2020, approximately 3%, 4% and 2% of our revenues were generated in currencies other than U.S. dollars in each respective period.

We have experienced and will continue to experience fluctuations in our net income (loss) as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have historically recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows. For example, our acquisition of the controlling interest in Systax in January 2020 and the future purchase commitments associated with this acquisition are expected to increase our exposure to fluctuations of the Brazilian Real over time. In May 2020, we entered into a series of foreign currency forward contracts to hedge a portion of our exposure to adverse fluctuations in the Brazilian Real associated with these future purchase commitments. Fluctuations in the value of these forward contracts are reflected in interest expense, net in the consolidated statements of comprehensive loss. At December 31, 2022, outstanding foreign currency forward contracts provide a hedge of approximately 50% of our future purchase commitment liability.

Inflation

In the ordinary course of business we increase our product and services selling prices to offset the inflationary pressures we have or may experience in the future in many of our expense items, including internal labor and third-party costs. If our product costs became subject to significant future inflationary pressures, then we may not be able to fully offset these higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition, and results of operations. To date, we do not believe that inflation has had a material effect on our business, financial condition, or results of operations.

Item 8. Financial Statements and Supplementary Data

The information required by this item is presented at the end of this report beginning on page F-1.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect that there are resource constraints and that we are required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2022.

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

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at a reasonable assurance level.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2022.

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

Vertex, Inc.

Date: March 10, 2023	By:	/s/ DAVID DESTEFANO
David DeStefano
President, Chief Executive Officer and Chairperson

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID DESTEFANO	President, Chief Executive Officer and Chairperson
David DeStefano	(Principal Executive Officer)	March 10, 2023

/s/ JOHN SCHWAB	Chief Financial Officer
John Schwab	(Principal Financial Officer)	March 10, 2023

/s/ LISA BUTLER	Chief Accounting Officer
Lisa Butler	(Principal Accounting Officer)	March 10, 2023

/s/ ERIC ANDERSEN
Eric Andersen	Director	March 10, 2023

/s/ PHILIP SAUNDERS
Philip Saunders	Director	March 10, 2023

/s/ KEVIN ROBERT
Kevin Robert	Director	March 10, 2023

/s/ J. RICHARD STAMM
J. Richard Stamm	Director	March 10, 2023

/s/ AMANDA WESTPHAL RADCLIFFE
Amanda Westphal Radcliffe	Director	March 10, 2023

/s/ STEFANIE WESTPHAL THOMPSON
Stefanie Westphal Thompson	Director	March 10, 2023

/s/ BRADLEY GAYTON
Bradley Gayton	Director	March 10, 2023

VERTEX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Vertex, Inc.
King of Prussia, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vertex, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, changes in equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York

March 10, 2023

Vertex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$91,803	$73,333
Funds held for customers	14,945	24,873
Accounts receivable, net of allowance of $9,554 and $9,151, respectively	102,885	76,929
Prepaid expenses and other current assets	20,383	20,536
Investment securities available-for-sale, current, at fair value (amortized cost of $11,220 at December 31, 2022)	11,173	—
Total current assets	241,189	195,671
Property and equipment, net of accumulated depreciation	115,768	98,390
Capitalized software, net of accumulated amortization	39,012	33,442
Goodwill and other intangible assets	257,023	272,702
Deferred commissions	15,463	12,555
Deferred income tax asset	30,938	35,298
Operating lease right-of-use assets	17,187	20,249
Other assets	2,612	1,900
Total assets	$719,192	$670,207

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,188	$—
Accounts payable	14,329	13,000
Accrued expenses	38,234	22,966
Tax sharing agreement distributions payable	—	536
Customer funds obligations	12,121	23,461
Accrued salaries and benefits	10,790	16,671
Accrued variable compensation	23,729	26,462
Deferred compensation, current	2,809	4,202
Deferred revenue, current	268,847	237,344
Current portion of operating lease liabilities	4,086	3,933
Current portion of finance lease liabilities	103	284
Deferred purchase consideration, current	19,824	19,805
Purchase commitment and contingent consideration liabilities, current	6,149	468
Total current liabilities	403,209	369,132
Deferred compensation, net of current portion	—	1,963
Deferred revenue, net of current portion	10,289	11,666
Debt, net of current portion	46,709	—
Operating lease liabilities, net of current portion	20,421	24,320
Finance lease liabilities, net of current portion	10	68
Deferred purchase consideration, net of current portion	—	19,419
Purchase commitment and contingent consideration liabilities, net of current portion	8,412	10,829
Deferred other liabilities	417	2,726
Total liabilities	489,467	440,123
Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 50,014 and 42,286 shares issued and outstanding, respectively	50	42
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 100,307 and 106,807 shares issued and outstanding, respectively	100	107
Additional paid in capital	244,820	222,621
Retained earnings	12,507	24,811
Accumulated other comprehensive loss	(27,752)	(17,497)
Total stockholders' equity	229,725	230,084
Total liabilities and stockholders' equity	$719,192	$670,207

The accompanying notes are an integral part of the consolidated financial statements.

Vertex, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Amounts in thousands, except per share data)

	For the year ended December 31,
	2022	2021	2020
Revenues:
Software subscriptions	$415,473	$358,415	$316,763
Services	76,151	67,133	57,902
Total revenues	491,624	425,548	374,665
Cost of revenues:
Software subscriptions	142,071	116,194	105,676
Services	51,061	45,698	59,711
Total cost of revenues	193,132	161,892	165,387
Gross profit	298,492	263,656	209,278
Operating expenses:
Research and development	41,877	44,018	54,340
Selling and marketing	125,335	99,005	99,418
General and administrative	121,651	107,009	149,057
Depreciation and amortization	12,440	11,678	11,018
Other operating expense, net	5,271	4,888	203
Total operating expenses	306,574	266,598	314,036
Loss from operations	(8,082)	(2,942)	(104,758)
Interest expense, net	2,048	984	3,111
Loss before income taxes	(10,130)	(3,926)	(107,869)
Income tax expense (benefit)	2,174	(2,447)	(32,788)
Net loss	(12,304)	(1,479)	(75,081)
Other comprehensive loss:
Foreign currency translation adjustments and revaluations, net of tax	10,219	14,370	2,636
Unrealized loss on investments, net of tax	36	—	—
Total other comprehensive loss, net of tax	10,255	14,370	2,636
Total comprehensive loss	$(22,559)	$(15,849)	$(77,717)

Net loss attributable to Class A stockholders, basic	$(3,771)	$(357)	$(6,335)
Net loss per Class A share, basic	$(0.08)	$(0.01)	$(0.57)
Weighted average Class A common stock, basic	45,864	35,647	11,096
Net loss attributable to Class A stockholders, diluted	$(3,771)	$(357)	$(6,335)
Net loss per Class A share, diluted	$(0.08)	$(0.01)	$(0.57)
Weighted average Class A common stock, diluted	45,864	35,647	11,096
Net loss attributable to Class B stockholders, basic	$(8,533)	$(1,122)	$(68,746)
Net loss per Class B share, basic	$(0.08)	$(0.01)	$(0.57)
Weighted average Class B common stock, basic	103,781	112,133	120,415
Net loss attributable to Class B stockholders, diluted	$(8,533)	$(1,122)	$(68,746)
Net loss per Class B share, diluted	$(0.08)	$(0.01)	$(0.57)
Weighted average Class B common stock, diluted	103,781	112,133	120,415

The accompanying notes are an integral part of the consolidated financial statements.

Vertex, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity (Deficit)

(Amounts in thousands)

	Before Recapitalization			After Recapitalization					Retained	Accumulated			Total
	Outstanding	Outstanding	Class B	Outstanding	Class A	Outstanding	Class B	Additional	Earnings	Other	Treasury		Stockholders'	Options for
	Class A	Class B	Common	Class A	Common	Class B	Common	Paid-in	(Accumulated	Comprehensive	Shares	Treasury	Equity	Redeemable
	Shares	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit)	Loss	Issued	Stock	(Deficit)	Shares

January 1, 2020	147	120,270	$54	—	$—	—	$—	$—	$(90,701)	$(491)	41,910	$(38,638)	$(129,776)	$17,344
Distributions declared	—	—	—	—	—	—	—	—	(132,901)	—	—	—	(132,901)	—
Exercise of stock options prior to Offering	—	173	—	—	—	—	—	—	53	—	—	—	53	—
Reclassification of accumulated S Corporation earnings	—	—	—	—	—	—	—	(354,291)	354,291	—	—	—	—	—
Remeasurement of options for redeemable shares	—	—	—	—	—	—	—	(21,954)	(29,879)	—	—	—	(51,833)	51,833
Reclassification of options for redeemable shares	—	—	—	—	—	—	—	69,177	—	—	—	—	69,177	(69,177)
Recapitalization prior to Offering	(147)	(120,443)	(54)	173	—	120,417	120	(38,704)	—	—	(41,910)	38,638	—	—
Reclassification of SAR liability to equity in connection with Offering	—	—	—	—	—	—	—	143,519	—	—	—	—	143,519	—
Auto-exercised options in connection with Offering	—	—	—	564	1	—	—	(13,809)	—	—	—	—	(13,808)	—
Shares issued in connection with Offering, net of Offering costs	—	—	—	23,812	24	—	—	416,778	—	—	—	—	416,802	—
Exercise of stock options in connection with the Offering	—	—	—	510	—	—	—	(7,023)	—	—	—	—	(7,023)	—
Vested restricted stock issued in connection with Offering	—	—	—	19	—	—	—	361	—	—	—	—	361	—
Exercise of stock options, net	—	—	—	890	1	—	—	1,687	—	—	—	—	1,688	—
Shares issued in connection with ESPP	—	—	—	59	—	—	—	957	—	—	—	—	957	—
Stock-based compensation expense from equity-classified awards under the 2020 Plan	—	—	—	—	—	—	—	12,576	—	—	—	—	12,576	—
Distributions paid or payable in connection with Tax Sharing Agreement	—	—	—	—	—	—	—	(2,733)	—	—	—	—	(2,733)	—
Class B shares exchanged for Class A shares	—	—	—	300	—	(300)	—	—	—	—	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	—	(2,636)	—	—	(2,636)	—
Net loss	—	—	—	—	—	—	—	—	(75,081)	—	—	—	(75,081)	—
Balance, December 31, 2020	—	—	—	26,327	26	120,117	120	206,541	25,782	(3,127)	—	—	229,342	—
ASC 842 transition adjustment	—	—	—	—	—	—	—	—	508	—	—	—	508	—
Exercise of stock options, net	—	—	—	2,157	3	—	—	(10,611)	—	—	—	—	(10,608)	—
Shares issued upon vesting of RSUs, net	—	—	—	12	—	—	—	(78)	—	—	—	—	(78)	—
Shares issued upon vesting of RSAs, net	—	—	—	352	—	—	—	(213)	—	—	—	—	(213)	—
Shares issued in connection with ESPP	—	—	—	128	—	—	—	2,060	—	—	—	—	2,060	—
Stock-based compensation expense	—	—	—	—	—	—	—	25,458	—	—	—	—	25,458	—
Distributions payable in connection with tax sharing agreement	—	—	—	—	—	—	—	(536)	—	—	—	—	(536)	—
Class B shares exchanged for Class A shares	—	—	—	13,310	13	(13,310)	(13)	—	—	—	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	—	(14,370)	—	—	(14,370)	—
Net loss	—	—	—	—	—	—	—	—	(1,479)	—	—	—	(1,479)	—
Balance, December 31, 2021	—	—	—	42,286	42	106,807	107	222,621	24,811	(17,497)	—	—	230,084	—
Exercise of stock options, net	—	—	—	800	1	—	—	1,164	—	—	—	—	1,165	—
Shares issued upon vesting of RSUs, net	—	—	—	48	—	—	—	(283)	—	—	—	—	(283)	—
Shares issued upon vesting of RSAs, net	—	—	—	173	—	—	—	(164)	—	—	—	—	(164)	—
Shares issued in connection with ESPP	—	—	—	207	—	—	—	1,951	—	—	—	—	1,951	—
Stock-based compensation expense	—	—	—	—	—	—	—	19,531	—	—	—	—	19,531	—
Class B shares exchanged for Class A shares	—	—	—	6,500	7	(6,500)	(7)	—	—	—	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	—	(10,219)	—	—	(10,219)	—
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	—	—	—	(36)	—	—	(36)	—
Net loss	—	—	—	—	—	—	—	—	(12,304)	—	—	—	(12,304)	—
Balance, December 31, 2022	—	—	$—	50,014	$50	100,307	$100	$244,820	$12,507	$(27,752)	—	$—	$229,725	$—

The accompanying notes are an integral part of the consolidated financial statements.

Vertex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(12,304)	$(1,479)	$(75,081)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	61,153	44,782	32,215
Provision for subscription cancellations and non-renewals, net of deferred allowance	(196)	466	259
Amortization of deferred financing costs	245	211	373
Write-off of deferred financing costs	370	—	1,387
Stock-based compensation expense	19,729	26,160	147,904
Deferred income tax benefit	(1,345)	(3,116)	(33,499)
Redemption of Converted SARs	—	—	(22,889)
Non-cash operating lease costs	3,357	3,825	—
Other	4,052	510	107
Changes in operating assets and liabilities:
Accounts receivable	(25,665)	2,962	(6,762)
Prepaid expenses and other current assets	(214)	(5,192)	(1,541)
Deferred commissions	(2,908)	(812)	(547)
Accounts payable	1,369	3,847	(1,842)
Accrued expenses	15,064	3,210	4,568
Accrued and deferred compensation	(12,005)	(3,735)	(632)
Deferred revenue	30,768	24,691	17,557
Operating lease liabilities	(4,041)	(4,697)	—
Other	(583)	336	(2,034)
Net cash provided by operating activities	76,846	91,969	59,543
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(474)	(251,412)	(11,570)
Property and equipment additions	(58,530)	(33,386)	(20,955)
Capitalized software additions	(14,888)	(11,660)	(11,850)
Purchase of investment securities, available-for-sale	(16,518)	—	—
Proceeds from maturities of investment securities, available-for-sale	5,364	—	—
Net cash used in investing activities	(85,046)	(296,458)	(44,375)
Cash flows from financing activities:
Net increase (decrease) in customer funds obligations	(11,340)	14,226	1,681
Proceeds from line of credit	—	—	12,500
Principal payments on line of credit	—	—	(12,500)
Proceeds from term loan	50,000	—	175,000
Principal payments on long-term debt	(938)	—	(226,251)
Payments for deferred financing costs	(983)	—	(2,436)
Proceeds from issuance of shares in connection with Offering	—	—	423,024
Payments for Offering costs	—	—	(6,222)
Payments for taxes on exercised stock options	—	—	(14,813)
Proceeds from purchases of stock under ESPP	1,951	2,060	957
Payments for taxes related to net share settlement of stock-based awards	(1,104)	(12,758)	—
Proceeds from exercise of stock options	1,821	1,859	8,808
Distributions to stockholders	—	—	(146,116)
Distributions under Tax Sharing Agreement	(536)	(2,700)	—
Payments for purchase commitment liabilities	(423)	(10,822)	—
Payments of finance lease liabilities	(1,354)	(964)	—
Payments for deferred purchase commitments	(20,000)	—	—
Net cash provided by (used in) financing activities	17,094	(9,099)	213,632
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(352)	(479)	(22)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,542	(214,067)	228,778
Cash, cash equivalents and restricted cash, beginning of period	98,206	312,273	83,495
Cash, cash equivalents and restricted cash, end of period	$106,748	$98,206	$312,273
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$91,803	$73,333	$303,051
Restricted cash—funds held for customers	14,945	24,873	9,222
Total cash, cash equivalents and restricted cash, end of period	$106,748	$98,206	$312,273

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

The Company has a 65% controlling equity interest in Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software. Systax was determined to be a VIE and the accounts are included in the consolidated financial statements. Vertex does not have full decision-making authority over Systax; however, Vertex is the entity that most significantly participates in the variability of the fair value of Systax’s net assets and is considered the entity most closely associated to Systax. As such, Vertex is deemed the primary beneficiary of Systax and consolidates Systax into its consolidated financial statements.

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

The Company’s Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”) was declared effective on July 28, 2020, resulting in the Class A shares being registered and available for trading on the NASDAQ Global Market exchange (the “Offering”).

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

For the years ended December 31, 2022, 2021 and 2020 approximately 8%, 7% and 5%, respectively, of the Company’s revenues were generated outside of the U.S. As of December 31, 2022 and 2021, $827 and $699, respectively, of the Company’s property and equipment assets were held outside of the U.S.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, which includes highly liquid investment securities, available-for-sale securities, funds held for customers and accounts receivable.

The Company maintains the majority of its cash and cash equivalent balances and funds held for customers in four banks. These amounts exceed federally insured (“FDIC”) limits. The Company periodically evaluates the creditworthiness of the banks. The Company has not experienced any losses in these accounts and believes they are not exposed to significant credit risk on such accounts.

The Company does not require collateral from its customers. Allowances are maintained for credit losses. Credit risk related to accounts receivable is limited due to the industry and geographic diversity within the Company's customer base. No single customer accounted for more than 10% of revenues for the years ended December 31, 2022, 2021 and 2020.

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

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses during the reporting period. Significant estimates used in preparing these consolidated financial statements include: (i) the estimated allowance for subscription cancellations, (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) allowance for credit

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

losses on available-for-sale debt securities; (iv) the reserve for self-insurance, (v) assumptions related to achievement of technological feasibility for software developed for sale, (vi) product life cycles, (vii) estimated useful lives and potential impairment of long-lived assets and intangible assets, (viii) potential impairment of goodwill, (ix) determination of the fair value of tangible and intangible assets acquired, liabilities assumed and consideration transferred in acquisitions, (x) amortization period of material rights and deferred commissions (xi) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of certain stock-based compensation awards, and  Employer Stock Purchase Plan (“ESPP”) purchase rights (xii) measurement of future purchase commitment, contingent consideration liabilities and deferred purchase consideration liabilities associated with acquisitions, and (xiii) the potential outcome of future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Actual results may differ from these estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an initial maturity date of three months or less to be cash equivalents. Funds held as investments in money market funds are included within cash and cash equivalents.

In accordance with Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, the Company presents changes in restricted cash in the cash flow statement.

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

Software Development Costs

Internal-Use Software

The Company follows Accounting Standards Codification (“ASC”) 350-40, Goodwill and Other, Internal-Use Software, to account for development costs incurred for the costs of computer software developed or obtained for internal use. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Capitalized internal-use software costs

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

are primarily comprised of direct labor, related expenses and initial software licenses. ASC 350-40 includes specific guidance on costs not to be capitalized, such as overhead, general and administrative and training costs. Internal-use software includes software utilized for cloud-based solutions as well as software for internal systems and tools. Costs are capitalized once the project is defined, funding is committed and it is confirmed the software will be used for its intended use. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. Internal-use software is included in internal-use software developed in property and equipment in the consolidated balance sheets once available for its intended use. Depreciation expense for internal-use software utilized for cloud-based customer solutions and for software for internal systems and tools is included in cost of revenues, software subscriptions and depreciation and amortization, respectively, in the consolidated statements of comprehensive loss.

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

Capitalized software costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in software technologies at each balance sheet date. In the event of impairment, unamortized capitalized software costs are compared to the net realizable value of the related product and the carrying value of the related assets are written down to the net realizable value to the extent the unamortized capitalized costs exceed such value. The net realizable value is the estimated future gross revenues from the related product reduced by the estimated future costs of completing and disposing of such product, including the costs of providing related maintenance and customer support.

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

Stock-Based Compensation

On the effective date of the Offering, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”) and the ESPP, which provide for the award of stock appreciation rights (“SARs”), stock options (“options”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), and participation in the ESPP (collectively, the “awards”).

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

Leases

Effective January 1, 2021, the Company adopted ASU No. 2016-02, Leases (“ASC 842”). In accordance with ASC 842, the Company determines if an arrangement is or contains a lease at its inception. The Company has elected not to recognize on the balance sheet leases with terms of one year or less as a practical expedient.

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

The Company does not recognize a right-of-use asset or lease liability for leases with an initial term equal to or less than 12 months (“short-term leases”) on its consolidated balance sheets. The Company recognizes expense on short-term leases in the consolidated statements of comprehensive loss on a straight-line basis over the lease term.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

For periods prior to the adoption of ASC 842, the Company recorded rent expense for operating leases on a straight-line basis over the term of the related lease. The difference between the straight-line rent expense and the payments made in accordance with the operating lease agreements were recognized as a deferred rent liability within other liabilities on the consolidated balance sheets.

Self-insurance

The Company is self-insured for the majority of its health insurance costs, including medical claims subject to certain stop-loss provisions. Management periodically reviews the adequacy of the Company’s stop-loss insurance coverage. The Company records an estimate of claims incurred but not reported, based on management’s judgment and historical experience. Self-insurance accruals are $2,219 and $1,922 at December 31, 2022 and 2021, respectively, and are reflected in accrued salaries and benefits in the consolidated balance sheets. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

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

Nature of goods and services

Licenses for on-premise software subscriptions, which are generally one year, provide the customer with a right to use the software as it exists when made available to the customer. Customers purchase a subscription to these licenses, which includes the related software and tax content updates and product support. The updates and support, which are part of the subscription agreement, are essential to the continued utility of the software; therefore, the Company has determined the software and the related updates and support to be a single performance obligation. Accordingly, when on-premise software is licensed, the revenue associated with this combined performance obligation is recognized ratably over the license term as these subscriptions are provided for the duration of the license term. Revenue recognition begins on the later of the beginning of the subscription period or the date the software is made available to the customer to download. Prior to January 1, 2022, certain on-premise software subscription prices in the initial subscription year were higher than standard renewal prices. The excess initial year price over the renewal price is a material right that provides customers with the right to this reduced renewal price. The Company recognizes revenue associated with this material right over the estimated period of benefit to the customer, which is generally three years. Effective January 1, 2022, the Company changed the pricing structure for on-premise software so the initial year price and renewal prices were consistent, thus removing the material right for transactions after this date. The material right for applicable transactions prior to this pricing change will continue to be recognized over the remaining estimated period of benefit to the customer.

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

Payment terms

Payment terms and conditions vary by contract, although the Company’s terms generally include a requirement of payment within 30-60 days. In instances where the timing of revenue recognition differs from the timing of payment, the Company has determined that its contracts do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing products and services, not to receive financing from customers or to provide customers with financing.

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

Reimbursable Costs

Reimbursable costs passed through and invoiced to customers of the Company are recorded as services revenues with the associated expenses recorded as cost of revenues, services in the consolidated statements of comprehensive loss. These amounts were $133, $14, and $199 for the years ended December 31, 2022, 2021 and 2020, respectively.

Research and Development

Research and development costs consist primarily of personnel and related expenses for research and development activities including salaries, benefits and other compensation. Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development, and are included in the consolidated statements of comprehensive loss.

Advertising

Advertising expense is recorded as incurred and is reflected in selling and marketing expense in the consolidated statements of comprehensive loss. Total advertising expense was $26,529, $20,386, and $11,069 for the years ended December 31, 2022, 2021, and 2020, respectively.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Foreign Currency

The Company transacts business in various foreign currencies. Management has concluded that the local country’s currency is the functional currency of its foreign operations. Consequently, operating activities outside the U.S. are translated into U.S. dollars using average exchange rates, while assets and liabilities of operations outside the U.S. are translated into U.S. dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in total stockholders' equity as a component of accumulated other comprehensive loss in the consolidated balance sheets. Related periodic movements in exchange rates are included in other comprehensive income (loss) in the consolidated statements of comprehensive loss. Other operating expense, net in the consolidated statements of comprehensive loss includes net foreign exchange transaction gains (losses) of ($38), $183, and ($155) for the years ended December 31, 2022, 2021 and 2020, respectively.

Investments

The Company’s investment securities portfolio consists of the following: money market mutual funds invested in high quality, short-term money market instruments which are issued and payable in U.S. dollars (“Money Market Funds”), bank and corporate issued commercial paper (“Commercial Paper”), corporate bonds (“Corporate Bonds”), and U.S. treasury securities (“Treasury Securities”). The Money Market Funds and a portion of the Commercial Paper are considered cash and cash equivalents due to their short maturity dates. These securities are carried at fair value, with the realized holding gains and (losses), net of tax, reported in the interest expense, net line of the consolidated statements of comprehensive loss. Realized holding gains and (losses), net of tax, were not material. The Money Market Funds qualify as equity securities per ASC 321, Investments - Equity Securities. The Commercial Paper, Corporate Bonds, and U.S. Treasury Securities qualify as debt securities per ASC 320, Investments - Debt Securities, and have been classified as available-for-sale as they may be liquidated and used for general corporate purposes. These securities are carried at fair value, with the unrealized holding gains and (losses), net of tax, reported in other comprehensive income (loss) and do not affect earnings until realized. None of the Company’s debt securities are classified as trading or held-to-maturity.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company’s consolidated financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The effects of future changes in tax laws or rates are not anticipated. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process whereby: (i) management determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (ii) for those tax positions that meet the more likely than not recognition threshold, management recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records interest related to underpayment of income taxes as interest expense and penalties as other operating expenses in the consolidated statements of comprehensive loss.

The impact as a result of the application of ASC 740 is reflected in the consolidated financial statements. The Company assesses its income tax positions and records tax benefits or expense based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. Variations in the actual outcome of these future tax consequences could materially impact the consolidated financial statements.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Effective July 27, 2020, Vertex is taxed as a C-Corporation for U.S federal and state income tax purposes upon revocation of the Company’s S-Corporation election (the “S Election”) in connection with the Offering. Before July 27, 2020, Vertex was taxed as an S-Corporation for U.S. federal and most state income tax purposes resulting in net income or loss before this date being allocated to and included on the income tax returns of the S-Corporation stockholders. Historically the Company distributed amounts to the stockholders to satisfy their tax liabilities resulting from allocated net income or loss. In certain states, Vertex was taxed at the corporate level. Accordingly, the income tax provision or benefit was based on taxable income allocated to these states. In foreign jurisdictions, Vertex subsidiaries are generally taxed at the corporate level, and the income tax provision or benefit is based on income or loss sourced to these foreign jurisdictions at the tax rates applicable in those jurisdictions.

In connection with the S Election revocation, the Company entered into an agreement with the S-Corporation stockholders pursuant to which the Company indemnified them for unpaid income tax liabilities and may be required to make future payments in material amounts to them attributable to incremental income taxes resulting from an adjustment to S-Corporation related taxable income that arises after the effective date of the S Election revocation (the “Tax Sharing Agreement”). In addition, the Tax Sharing Agreement indemnifies the S-Corporation stockholders for any interest, penalties, losses, costs or expenses arising out of any claim under the agreement. Correspondingly, the S-Corporation stockholders indemnified the Company with respect to unpaid tax liabilities (including interest and penalties) to the extent that such unpaid tax liabilities are attributable to a decrease in S-Corporation stockholders’ taxable income for any period and a corresponding increase in our taxable income for any period.

The Company recorded a deferred tax asset during the year ended December 31, 2020 as a result of the conversion from an S-Corporation to a C-Corporation. The deferred tax asset is primarily due to future stock-based compensation deductions for tax purposes resulting from SARs that were previously issued by the Company, converted to options and immediately exercised upon the effective date of the Offering. The exercise of these options resulted in a net operating loss for the C-Corporation short tax year beginning July 27, 2020 and ending December 31, 2020.

Total Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under U.S. GAAP are recorded as elements of stockholders' equity but are excluded from net income (loss). Other comprehensive income (loss) is comprised of foreign currency translation adjustments and revaluations, and unrealized gains (losses) on available-for-sale debt securities.

Earnings Per Share (“EPS”)

The Company has two classes of common stock outstanding and thus calculates EPS following the two-class method. This method allocates earnings for the respective periods between the two classes of common stock in proportion to the weighted average shares outstanding for each class of common stock as a percentage of total weighted average shares of both classes of common stock outstanding. Neither the Class A nor Class B common stock has any liquidity or dividend preferences and are both considered to be participating securities. Basic and diluted net income (loss) per share attributable to common stockholders is calculated using the treasury stock method. The basic net income (loss) per share attributable to Class A common stockholders includes RSAs, RSUs and ESPP shares once vesting or purchase contingencies are resolved, and the related shares are deemed to be outstanding. The diluted net income (loss) per share attributable to Class A common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, all options to purchase shares of Class A common stock, nonvested RSAs and RSUs are considered common stock equivalents. Additionally, the portion of ESPP shares for which the Company has received payments but for which the related shares are not yet issuable are also considered potential common stock equivalents. In periods of net loss available to common stockholders, diluted calculations are equal to basic calculations because the inclusion of potential common stock equivalents would be anti-dilutive.

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

Supplemental Balance Sheet Information

Supplemental balance sheet disclosures are as follows for the respective periods:

	For the Year Ended December 31,
	2022	2021
Prepaid expenses and other current assets:
Prepaid expenses	$5,875	$8,903
Prepaid insurance	2,291	3,348
Prepaid licenses and support	12,217	8,285
Prepaid expenses and other current assets	$20,383	$20,536

Accrued expenses:
Accrued general expenses	$18,485	$10,771
Accrued contract labor and professional fees	17,421	9,688
Accrued income and other taxes	2,328	2,507
Accrued expenses	$38,234	$22,966

Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures are as follows for the respective periods:

	For the Year ended December 31,
	2022	2021	2020

Cash paid for:
Interest	$2,221	$223	$2,461
Income taxes, net of refunds	3,059	1,287	588
Cash paid included in the measurement of lease liabilities:
Operating cash flows from operating leases	4,240	4,692	—
Non-cash investing and financing activities:
Change in settlement value of deferred purchase commitment liability	990	—	—
Change in fair value of contingent consideration liability	2,300	300	—
Estimated distributions payable under Tax Sharing Agreement	—	536	2,700
Purchase commitment and contingent consideration liabilities	—	12,736	12,592
Deferred purchase consideration	—	39,024	—
Remeasurement of options for redeemable shares	—	—	51,833
Conversion of SARs in connection with the Offering	—	—	129,710
Exchange of Amended Options in connection with the Offering	—	—	69,177
Leased assets obtained in exchange for new finance lease liabilities	1,069	173	—
Equipment acquired through capital leases	—	—	646

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

Deferred Revenue

In October 2021, the Financial Accounting Standard Board issued ASU No. 2021-08, Business Combinations (“ASU 2021-08”). ASU 2021-08 provides specific guidance on how to recognize and measure contract assets and contract liabilities related to revenue contracts with customers acquired in a business combination. This will align the accounting for these acquired contracts to the accounting for revenue contracts originated by the acquirer and will provide more comparable information to investors and other financial statement users seeking to better understand the financial impact of these acquisitions. ASU 2021-08 will be effective for public entities with fiscal years beginning after December 15, 2022, and for all other entities with fiscal years beginning after December 15, 2023, with early adoption permitted. The Company will adopt this standard effective January 1, 2023 on a prospective basis for business combinations occurring on or after this date. Although this standard will not have a material impact on the Company’s current consolidated financial statements, adoption could have a material impact on the accounting for future acquisitions reflected in the Company’s consolidated financial statements.

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of coronavirus disease 2019 (“COVID-19”) to be a pandemic. The COVID-19 pandemic had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures, such as restrictions on travel and business operations, temporary closures of businesses, and quarantine and shelter-in-place orders. The COVID-19 pandemic has at times significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.

The Company did not experience any significant reductions in sales, revenues or collections through December 31, 2022 as a result of COVID-19. The Company believes it has ample liquidity and capital resources to continue to meet its operating needs and to service debt and other financial obligations.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

2.REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	For the Year ended December 31,
	2022	2021	2020
Software subscriptions:
Software licenses	$246,577	$231,371	$229,744
Cloud subscriptions	168,896	127,044	87,019
Software subscriptions	415,473	358,415	316,763
Services	76,151	67,133	57,902
Total revenues	$491,624	$425,548	$374,665

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. The Company’s payment terms typically range from 30-60 days. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $9,554 and $9,151 at December 31, 2022 and 2021, respectively. The allowance is adjusted for expected credit losses based on management’s assessment of collectability after considering factors including the age of each outstanding invoice, collection history of customers, current and forecasted economic conditions as well as estimated cancellations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	2022	2021
Balance, beginning of period	$76,929	$77,159
Balance, end of period	102,885	76,929
Increase (decrease), net	$25,956	$(230)

A contract liability is recorded as deferred revenue on the consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period or over the amortization period of material rights. Deferred revenue is reflected net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $7,133 and $6,537 at December 31, 2022 and 2021, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the year ended December 31,
	2022		2021		2020
	Balance	Net Change	Balance	Net Change	Balance	Net Change
Allowance balance, January 1,	$(9,151)		$(8,592)		$(7,515)
Allowance balance, December 31,	(9,554)		(9,151)		(8,592)
Change in allowance		$403		$559		$1,077
Deferred allowance balance, January 1,	6,537		6,432		5,614
Deferred allowance balance, December 31,	7,133		6,537		6,432
Change in deferred allowance		(596)		(105)		(818)
Net amount charged to revenues		$(193)		$454		$259

The amount of revenue recognized during the years ended December 31, 2022, 2021 and 2020 that was included in the opening deferred revenue balance of the same fiscal year was $237,344, $207,560, and $191,745, respectively.

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the consolidated balance sheets. The tables provide information about the balances of and changes to deferred revenue for the following periods:

	As of December 31,
	2022	2021
Balances:
Deferred revenue, current	$268,847	$237,344
Deferred revenue, non-current	10,289	11,666
Total deferred revenue	$279,136	$249,010

	For the year ended December 31,
	2022	2021	2020
Changes to deferred revenue:
Beginning balance	$249,010	$222,262	$205,791
Additional amounts deferred	521,750	452,296	391,136
Revenues recognized	(491,624)	(425,548)	(374,665)
Ending balance	$279,136	$249,010	$222,262

Deferred revenue at December 31, 2022 will be recognized as follows for all future years:

Year Ending December 31,
2023	$268,847
2024	9,928
2025	361
Total	$279,136

Contract costs

Deferred sales commissions earned by the Company’s sales force and certain sales incentive programs and vendor referral agreements are considered incremental and recoverable costs of obtaining a contract with a customer. An asset is recognized for these incremental contract costs and reflected as deferred commissions in the consolidated balance sheets. These contract costs are amortized on a straight-line basis over a period consistent with the transfer of the associated product and services to the customer, which is generally three years. Amortization of these costs are included in selling

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

and marketing expense in the consolidated statements of comprehensive loss. The Company periodically reviews these contract assets to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these assets. There were no impairment losses recorded for the periods presented.

The changes to contract cost balances as of and for the following periods are:

	For the year ended December 31,
	2022	2021	2020
Deferred commissions:
Beginning balance	$12,555	$11,743	$11,196
Additions	13,913	10,018	8,291
Amortization	(11,005)	(9,206)	(7,744)
Ending balance	$15,463	$12,555	$11,743

3.BUSINESS COMBINATIONS

LCR-Dixon

On September 22, 2021, the Company executed a stock purchase agreement to acquire 100% of the stock of LCR-Dixon Corporation (“LCR-Dixon”), a provider of SAP technologies and tax intelligence solutions. LCR-Dixon’s solutions were specifically developed to improve functionality and performance for SAP indirect tax processes and are integrated with the Company’s tax determination software. The LCR-Dixon acquisition was accounted for as a business combination. The transaction costs associated with the acquisition were not significant.

The purchase price was $99,062 as of the acquisition date consisting of (i) $59,720 of cash paid at closing, partially offset by $1,899 of LCR-Dixon cash received in the acquisition, resulting in net cash consideration at closing of $57,821, (ii) $474 cash paid related to the final determination of LCR-Dixon’s cash and net working capital as of the acquisition date (the “Post-closing Adjustment”) paid in January 2022, (iii) non-interest bearing deferred payments aggregating $40,000 to be paid in four equal installments of $10,000 every six-months beginning March 2022 and ending September 2023, net of a discount of $976 (the “deferred purchase consideration”), and (iv) other adjustments associated with income tax amounts that exceed the estimated amount calculated at closing of $156. Cash paid was funded from available cash on hand. The discount recorded as a reduction of the deferred purchase consideration will be recorded as interest expense over the payment period using the effective interest method. The deferred purchase consideration, net of discount, at December 31, 2022 is $19,824, and is included in current liabilities in the consolidated balance sheet. The deferred purchase consideration, net of discount, at December 31, 2021 of $19,805 and $19,419, is included in current liabilities and long-term liabilities, respectively, in the consolidated balance sheets.

The following table summarizes the purchase price for LCR-Dixon:

As of Acquisition Date
Cash consideration	$60,038
Fair value of deferred purchase consideration	39,024
Total	$99,062

The purchase price was allocated to the net assets acquired based on management’s determination of their estimated fair values using available information as of the acquisition date. The excess of purchase consideration over the net assets acquired is recorded as goodwill, which primarily reflects the existence of intangible assets not recognized under U.S. GAAP such as the value of expected future synergies, the value of the assembled workforce and other market factors. Goodwill associated with the LCR-Dixon acquisition is not deductible for tax purposes. The fair values of these amounts on the acquisition date, which are reflected in the table below, were finalized during the second quarter of 2022 and include

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Measurement Period adjustments resulting in an increase to capitalized software of $7,700, an increase to other intangibles of $6,500 and various other adjustments resulting in a net reduction to goodwill of $11,178. Any subsequent adjustments to these values will be recorded in the consolidated statements of comprehensive loss in the period in which the adjustment is identified.

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

The fair value, valuation methodologies, estimated useful lives, and significant assumptions of the identifiable intangibles acquired in the LCR-Dixon acquisition are summarized in the table below:

		September 22, 2021
LCR-Dixon Identifiable Intangibles	Balance Sheet Location	Fair Value	Valuation Methodology	Estimated Useful Life	Discount Rate
Trade name	Goodwill and other intangible assets (Note 9)	$200	Relief from royalty method - income approach	6 months	20.0%
Customer relationships	Goodwill and other intangible assets (Note 9)	$6,300	Excess earnings method - income approach	3 years	20.0%
Developed technology	Property and equipment, net (Note 6)	$7,700	Relief from royalty method - income approach	3 years	20.0%

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

On August 19, 2021, the Company acquired the remaining 5% equity interest of EVAT for $10,034 through exercise of the Option, giving the Company 100% of the outstanding equity interest of EVAT. The acquisition holdback was fixed in Euros and approximated $468, which amount was included in purchase commitment and contingent consideration liabilities, current in the consolidated balance sheet as of December 31, 2021, and was paid during 2022.

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

The fair value, valuation methodologies, estimated useful lives, and significant assumptions of the identifiable intangibles acquired in the Taxamo acquisition are summarized in the table below:

		May 12, 2021
Taxamo Identifiable Intangibles	Balance Sheet Location	Fair Value	Valuation Methodology	Estimated Useful Life	Discount Rate
Developed technology	Property and equipment, net (Note 6)	$40,746	Multi-period excess earnings method - income approach	3 years	16.5%
Trade name	Goodwill and other intangible assets (Note 9)	$608	Relief from royalty method - income approach	2 years	16.5%
Customer relationships	Goodwill and other intangible assets (Note 9)	$973	Distributor method - income approach	2 years	16.5%

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

Tellutax

On January 25, 2021, the Company executed an Asset Purchase Agreement with Tellutax LLC, a Portland, Oregon based edge computing technology startup (“Tellutax”), to acquire substantially all of Tellutax’s assets (the “Tellutax acquisition”). Cash consideration paid for the acquisition was $6,100, funded through cash on hand, and serves to strengthen the Company’s technology roadmap and hybrid cloud strategy enabling it to better serve customers in an

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

increasingly hyper-connected environment. The Tellutax acquisition entitles the sellers to contingent consideration if sales targets are met during a period of time following the acquisition.

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

The fair value of Tellutax Contingent Consideration is estimated using a Monte Carlo Simulation to compute the expected cash flows from earnout payments specified in the purchase agreement. The Tellutax Contingent Consideration is based on three potential earn-out payments determined by periodic revenue achievements over a thirty-month period. Earnout payments have no maximum limit, but if certain targets are not met, there will be no earn-out payment for the applicable measurement period. The estimated fair value of the Tellutax Contingent Consideration recorded as of the acquisition date was $2,200. See Note 5 for information on recurring fair value adjustments after the acquisition date.

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

On the acquisition date, the Company had a contractual purchase commitment to acquire the remaining 40% equity interest from the original Systax Quotaholders incrementally between 2021 through 2024. This contractual purchase commitment was deemed to be a forward contract, for which the Company was required to estimate and record a future purchase commitment liability (the “Purchase Commitment Liability”). The Purchase Commitment Liability was recorded at the acquisition date fair value of $12,592. Subsequent adjustments will be recorded based on settlement value. This amount will fluctuate as a result of changes in foreign currency exchange rates and is reflected in Purchase Commitment

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Liability in the consolidated balance sheet at December 31, 2022 and 2021. Adjustments to the settlement value that arise as a result of remeasurement at future balance sheet dates will be recorded as interest expense related to financing costs in the consolidated statements of comprehensive income (loss) in the period the change is identified. During 2022, the Company recorded an increase in interest expense of $990 associated with recording an increase in the settlement value.

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

The Company acquired an additional 5% equity interest of Systax in April 2021 for $788, increasing the Company’s equity interest in Systax to 65%. The Purchase Commitment Liability included in purchase commitment and contingent consideration liabilities, current portion in the consolidated balance sheet on December 31, 2022, was $4,749. The Purchase Commitment Liability included in purchase commitment and contingent consideration liabilities, net of current portion in the consolidated balance sheets on December 31, 2022 and 2021, was $5,012 and $8,329, respectively.

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

4. INVESTMENTS

No net gains or losses were recognized on sales of equity securities during the year, and no unrealized gains or losses were recognized on equity securities held as of December 31, 2022 or as of December 31, 2021.

As of December 31, 2022, the Company’s debt securities portfolio had unaccreted discounts of $139 and no remaining unamortized premiums.

The table below presents the amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value aggregated by major security type as of December 31, 2022. Accrued interest receivable of $24 as of December 31, 2022, is not included in the table.

	As of December 31, 2022
Investment securities available-for-sale:	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance For Credit Losses	Fair Value
Commercial Paper	$9,662	$—	$(2)	$—	$9,660
U.S. Treasury Securities	5,249	—	(46)	—	5,203
Total investment securities available-for-sale	$14,911	$—	$(48)	$—	$14,863

Investment Securities in a Gross Unrealized Loss Position

The table below provides the gross unrealized losses and fair value of securities available-for-sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2022. The amounts include securities available-for-sale without an allowance for credit losses. As of December 31, 2022, the Company’s available-for-sale investment securities consisted of 52 securities, 39 of which are in an immaterial unrealized loss position of $31. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of December 31, 2022.

	As of December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
Investment securities available-for-sale without an allowance for credit losses:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial Paper	$6,464	$(4)	$—	$—	$6,464	$(4)
U.S. Treasury Securities	3,746	(27)	1,457	(19)	5,203	(46)
Total investment securities available-for-sale	$10,210	$(31)	$1,457	$(19)	$11,667	$(50)

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Maturities of Investment Securities

The table below summarizes, as of December 31, 2022, the fair value of investment securities by major security type and contractual maturity as well as the total fair value, and amortized cost of investment securities by contractual maturity. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of securities are likely to differ from the scheduled contractual maturities presented below.

	As of December 31, 2022
	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of investment securities available-for-sale:
Commercial Paper	$9,660	$—	$—	$—	$9,660
U.S. Treasury Securities	3,746	1,457	—	—	5,203
Total investment securities available-for-sale	$13,406	$1,457	$—	$—	$14,863
Amortized cost of investment securities available-for-sale	$13,434	$1,477	$—	$—	$14,911

Net Securities Gains or Losses and Securities Pledged

During the year ended December 31, 2022, the Company had no sales of debt securities categorized as available-for-sale, resulting in no realized gains or losses, and no securities were pledged.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

5. Financial instruments and fair value measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s Fair Value Hierarchy for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of December 31, 2022	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$67,430	$67,430	$—	$—
Commercial Paper	9,660	—	9,660	—
U.S. Treasury Securities	5,203	—	5,203	—
Tellutax Contingent Consideration	4,800	—	—	4,800
Foreign currency forward contracts	569	—	569	—

	Fair Value Measurements Using
As of December 31, 2021	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market funds	$10,703	$10,703	$—	$—
Tellutax Contingent Consideration	2,500	—	—	2,500
Foreign currency forward contracts	(62)	—	(62)	—

The Company has investments in Money Market Funds, which are included in cash and cash equivalents on the consolidated balance sheets. Fair value inputs for these investments are considered Level 1 measurements within the Fair Value Hierarchy since Money Market Fund fair values are known and observable through daily published floating net asset values. Securities classified as available-for-sale are reported at fair value using Level 2 inputs. For the Commercial Paper, Corporate Bonds and U.S. Treasury Securities, the Company believes that Level 2 designation is appropriate under ASC 820-10, as these securities are fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

Tellutax Contingent Consideration

The Tellutax acquisition entitled the sellers to contingent consideration if sales targets are met during a period of time following the acquisition. The estimated fair value of the Tellutax Contingent Consideration as of the acquisition date of January 25, 2021 was $2,200.

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

An adjustment to the Tellutax Contingent Consideration fair value of $2,300 and $300 was recorded in other operating expense, net for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022, the Tellutax Contingent Consideration of $1,400 and $3,400 is included in purchase commitment and contingent consideration liabilities, current, and purchase commitment and contingent consideration liabilities, net of current portion, respectively, in the consolidated balance sheets. At December 31, 2021, the Tellutax Contingent Consideration of $2,500 is included in purchase commitment and contingent consideration liabilities, net of current portion in the consolidated balance sheets.

Tellutax Contingent Consideration fair value and unobservable inputs used for the Monte Carlo Simulation valuation were as follows:

	December 31, 2022
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$4,800	Monte Carlo Simulation	Revenue volatility	75.0%
			Revenue discount rate	22.4%
			Term (in years)	2.4

	December 31, 2021
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$2,500	Monte Carlo Simulation	Revenue volatility	95.0%
			Revenue discount rate	20.0%
			Term (in years)	3.6

Beginning and ending balances in fair value of Tellutax Contingent Consideration were as follows:

Tellutax
Contingent
Consideration

Balance, January 1, 2021	$—
Acquisition of Tellutax	2,200
Fair value adjustments	300
Balance, December 31, 2021	$2,500
Fair value adjustments	2,300
Balance, December 31, 2022	$4,800

Assets and Liabilities for Which Fair Value is Only Disclosed

The carrying amounts of cash and cash equivalents and the carrying amount of funds held for customers were the same as their respective fair values and are considered Level 1 measurements.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The carrying amount of our bank debt approximates fair value as the variable rates on the debt approximate those commercially available in the market, and is considered a Level 3 measurement.

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

The LCR-Dixon deferred purchase consideration of $19,824 (See Note 3) and the Purchase Commitment Liability of $9,761 (See Note 3) are recorded in the consolidated balance sheet at December 31, 2022. The carrying amounts of both approximated their respective fair values at December 31, 2022 and are considered Level 3 non-recurring fair value measurements.

The Company’s obligation with respect to future purchase commitments to the original Systax Quotaholders was determined to be a forward contract necessitating initial recognition based on fair value. We estimated the initial fair value of our Purchase Commitment Liability using a Monte Carlo Simulation, which we consider to be a Level 3 measurement. The significant assumptions used in the Monte Carlo Simulation include, among other variables, forecasted cash flow projections consistent with those used to support the overall purchase price, selection of comparable companies, asset volatility and discount rate determinations and the total number of simulations to compute. Subsequent remeasurements of the Purchase Commitment Liability, as and if required, are not expected to be based on fair value.

Derivative Instruments

We may periodically enter into derivative contracts to reduce our exposure to foreign currency exchange rates. Historically we have not designated derivative contracts as hedges. The derivative contracts are typically designed to manage specific risks according to our strategies, which may change from time to time.

In May 2020, we entered into a series of foreign currency forward contracts to reduce our exposure to adverse fluctuations in the Brazilian Real associated with a portion of our Purchase Commitment Liability. Such forward contracts, have not been designated as a hedge, do not qualify for hedge accounting and are not material to our consolidated financial statements. We remeasure these forward contacts at fair value on a recurring basis and include them in other assets in our consolidated balance sheets with changes in their estimated fair value recognized as interest expense in our consolidated statements of comprehensive loss. Our fair value determinations are based on foreign currency exchange rates in active markets, which we consider to be Level 2 measurements within the Fair Value Hierarchy.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

6.PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of December 31,
	2022	2021
Leasehold improvements	$20,929	$20,956
Equipment	39,238	41,937
Computer software purchased	11,892	11,792
Internal-use software developed:
Cloud-based customer solutions	142,980	114,872
Internal systems and tools	42,035	32,408
Furniture and fixtures	7,665	7,675
In-process internal-use software	32,878	16,965
Property and equipment	297,617	246,605
Less accumulated depreciation and amortization	(181,849)	(148,215)
Property and equipment, net	$115,768	$98,390

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $6,445, $7,425 and $7,833 for the years ended December 31, 2022, 2021 and 2020, respectively. Depreciation for property and equipment, excluding internal-use software developed for cloud-based customer solutions, is reflected in depreciation and amortization in the consolidated statements of comprehensive loss.

Finance lease amortization was $1,082 and $931 for the years ended December 31, 2022 and 2021, respectively. Depreciation expense for assets held under capital leases was $743 for the year ended December 31, 2020. Finance lease amortization and depreciation expense for assets held under capital leases are included in depreciation and amortization in the consolidated statements of comprehensive loss.

Assets under finance leases of $1,461 and $1,533, net of accumulated amortization of $861 and $931, at December 31, 2022 and 2021, respectively, are included in property and equipment in the consolidated balance sheets.

The major components of internal-use software developed are as follows:

	As of December 31,
	2022	2021
Internal-use software developed	$185,015	$147,280
Less accumulated depreciation	(119,603)	(87,281)
Internal-use software developed, net of accumulated depreciation	65,412	59,999
In-process internal-use software	32,878	16,965
Internal-use software developed, net	$98,290	$76,964

Amounts included in property and equipment additions related to capitalized internal-use software on the consolidated statements of cash flows are as follows:

	For the year ended December 31,
	2022	2021	2020
Cloud-based customer solutions	$28,918	$19,837	$14,710
Internal systems and tools	26,354	11,491	3,176
Total	$55,272	$31,328	$17,886

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the years ended December 31, 2022, 2021 and 2020, was $27,682, $19,076 and $8,818, respectively, and is included in cost of revenues, software subscriptions in the consolidated statements of comprehensive loss. Developed technology with an acquisition date fair value of $40,746 was recorded in connection with the Taxamo acquisition and is reflected in property and equipment, net, in the consolidated balance sheets at December 31, 2022 and 2021. Depreciation expense for the years ended December 31, 2022 and 2021 associated with this developed technology was $11,770 and $8,123, respectively, and is reflected in cost of revenues - software subscriptions in the consolidated statement of comprehensive loss.

Depreciation expense for internal-use software developed for internal systems and tools for the years ended December 31, 2022, 2021 and 2020 was $4,913, $3,322 and $2,442, respectively, and is included in depreciation and amortization in the consolidated statements of comprehensive loss.

Amortization expense of internal-use software developed, excluding in-process internal-use software not yet available for its intended use, at December 31, 2022 is as follows for all future years:

Year Ending December 31,	Internal Systems and Tools	Cloud-Based Customer Solutions
2023	$6,040	29,200
2024	5,197	16,930
2025	3,003	4,920
2026	122	—
2027	—	—
Total	$14,362	$51,050

7.CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of December 31,
	2022	2021

Capitalized software	$96,577	$72,512
Less accumulated amortization	(62,197)	(45,179)
Capitalized software, net of accumulated depreciation	34,380	27,333
In-process capitalized software	4,632	6,109
Capitalized software, net	$39,012	$33,442

Software development costs capitalized for the years ended December 31, 2022, 2021 and 2020, excluding acquisitions were $14,888, $11,660 and $11,850, respectively. Capitalized software includes developed technology with an acquisition date fair value of $7,700, in connection with finalizing our purchase price acquisition allocation of the LCR-Dixon acquisition and was recorded during the year ended December 31, 2022.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Capitalized software amortization expense, including amortization of acquired technology for the years ended December 31, 2022, 2021 and 2020 was $17,018, $12,962 and $11,936, respectively, and is included in cost of revenues, software subscriptions in the consolidated statements of comprehensive loss. Amortization expense associated with the acquired LCR-Dixon developed technology from the acquisition date through December 31, 2022 was $3,208 and is included in the capitalized software amortization expense for the year ended December 31, 2022. Included in this amount is $642 that would have been recorded during the year ended December 31, 2021 had the fair value of acquired LCR-Dixon developed technology been available on the acquisition date.

In-process capitalized software at December 31, 2022 was not available for general release to customers as of the balance sheet date and therefore not included in the table below. Amortization expense of capitalized software available for general release to customers as of December 31, 2022 is as follows for all future years:

Year Ending December 31,
2023	$16,281
2024	12,927
2025	4,506
2026	637
2027	29
Total	$34,380

8.LEASES

The Company leases office space, IT equipment and office equipment. The Company’s leases have remaining terms of up to 7 years.

The following table sets forth the Company’s lease assets and liabilities and their balance sheet location as follows:

		As of December 31,
	Balance Sheet Location	2022	2021
Lease assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$17,187	$20,249
Finance lease assets	Property and equipment, net (Note 6)	600	602
Total lease assets		$17,787	$20,851

Lease liabilities:
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$4,086	$3,933
Finance lease liabilities	Current portion of finance lease liabilities	103	284
Total current lease liabilities		$4,189	4,217
Non-current:
Operating lease liabilities	Operating lease liabilities, net of current portion	$20,421	$24,320
Finance lease liabilities	Finance lease liabilities, net of current portion	10	68
Total non-current lease liabilities		20,431	24,388
Total lease liabilities		$24,620	$28,605

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The major components of lease cost are as follows:

	For the year ended December 31,
	2022	2021

Operating lease cost	$3,714	$4,774

Finance lease cost:
Amortization of lease assets	1,275	931
Interest on lease liabilities	18	16
Total lease cost	$5,007	$5,721

The weighted-average term and discount rate for leases are as follows:

	As of December 31,
	2022	2021
Weighted-average remaining lease term (years):
Operating leases	5.7	6.6
Finance leases	0.5	1.2

Weighted-average discount rate:
Operating leases	2.3%	2.3%
Finance leases	2.3%	2.3%

Lease liability maturities for the next five years and thereafter are as follows as of December 31, 2022:

	Operating Leases	Finance Leases
2023	$4,721	$104
2024	4,464	10
2025	4,382	—
2026	4,477	—
2027	4,572	—
Thereafter	3,482	—
Total lease payments	26,098	114
Less: Imputed interest	(1,591)	(1)
Present value of lease liabilities	$24,507	$113

9.GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of December 31,
	2022	2021
Goodwill	$251,842	$270,041
Other intangible assets, net	5,181	2,661
Total	$257,023	$272,702

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The changes in the carrying amount of goodwill are as follows for the periods presented:

	As of December 31,
	2022	2021
Balance, January 1	$270,041	$16,329
Acquisitions	—	265,867
Measurement period adjustments	(10,329)	—
Foreign currency translation adjustments	(7,870)	(12,155)
Balance, December 31, gross	251,842	270,041
Accumulated impairment losses	—	—
Balance, December 31, net	$251,842	$270,041

The Company recognized various amortizable other intangible assets in connection with acquisitions, including customer relationships, technology and tradenames. The following tables provide additional information for our other intangible assets, which are individually not material to the consolidated financial statements:

			As of December 31,
			2022	2021
Weighted average amortization period (years)			3.5	4.2

	As of December 31, 2022		As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$8,225	$3,855	$1,922	$623
Trademarks and tradenames	1,240	887	1,047	337
Developed technology	1,202	744	1,141	489
Total	$10,667	$5,486	$4,110	$1,449

For the year ended December 31,		Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2022		$234	$3,779	$4,013
2021		253	813	1,066
2020		267	176	443

The following table presents estimated future amortization of intangible assets:

Year Ending December 31,
2023	$2,852
2024	2,066
2025	263
Total	$5,181

The Company recorded other intangible assets of $6,500 during the year ended December 31, 2022 in connection with finalization of the LCR-Dixon acquisition opening balance sheet. The Company recorded amortization expense of $2,825 for the year ended December 31, 2022, which is included in cost of revenues, software subscriptions and selling and marketing expense. Included in this amount is $625 that would have been recorded during the year ended December 31, 2021 had the fair value of the acquired LCR-Dixon other intangible assets been available on the acquisition date.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

10.DEBT

Credit Agreement

On March 8, 2022, the Company entered into the Second Amendment to Credit Agreement (the “Second Amendment”), with a banking syndicate, which amended the previous credit agreement entered into in March 2020 (the “Previous Credit Agreement”), providing for, among other modifications, (i) a new term loan in the aggregate amount of $50,000 (the “Term Loan”); (ii) an extension of the maturity date of the revolving facility (“the Line of Credit”) from March 2025 to March 2027; (iii) an increase in the Line of Credit commitment from $100,000 to $200,000 (iv) the Company’s option to select an applicable interest rate at either the bank base rate plus an applicable margin (the “New Base Rate Option”) or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (the “SOFR Option”); (v) modifications to the financial covenant performance levels which determine applicable margins; and (vi) modifications to certain covenants and events of default. Net proceeds from the Term Loan shall be used to fund ongoing working capital, capital expenditures, permitted distributions, permitted acquisitions and general corporate purposes of the Company and its subsidiaries.

The Company paid $983 in financing costs in connection with the Second Amendment, which will be amortized over the term of the loan. The Company wrote off $370 in deferred financing fees pertaining to the Previous Credit Agreement associated with a bank exiting the Second Amendment. The remaining balance of deferred financing costs pertaining to the remaining bank associated with the Previous Credit Agreement of $277 will be amortized over the term of the Second Amendment. The portion of the deferred financing costs associated with the Line of Credit and the Term Loan are reflected in other assets and as a reduction of the Term Loan, respectively, in the consolidated balance sheet at December 31, 2022.

The Second Amendment is collateralized by nearly all of the assets of the Company and contains financial and operating covenants. The Company was in compliance with these covenants at December 31, 2022. The Second Amendment limits the declaration or payment of certain dividends, not to exceed an aggregate of $2,000.

Term Loan

The Term Loan requires quarterly principal payments over five years, with a balloon payment due on March 8, 2027. The interest rate on the Term Loan was 5.42% at December 31, 2022 as the Company selected the SOFR Option. Term Loan outstanding amounts are reported in the current portion of long-term debt and long-term debt, net of current portion, in the consolidated balance sheets. Outstanding borrowings under the Term Loan were $49,063 at December 31, 2022.

Line of Credit

The Line of Credit expires in March 2027. The Company is required to pay a quarterly fee on the difference between the $200,000 allowed maximum borrowings and the unpaid principal balance outstanding under the line at the applicable rate. At December 31, 2022, the New Base Rate Option and SOFR Option applicable to the Line of Credit borrowings were 7.50% and 5.40%, respectively. There were no outstanding borrowings under the Line of Credit at December 31, 2022.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Debt maturities under the Second Amendment for the next five years and thereafter are as follows as of December 31, 2022:

2023	$2,188
2024	2,500
2025	2,500
2026	3,437
2027 and thereafter	38,438
Total Debt	$49,063

Previous Credit Agreement

On March 31, 2020, the Company entered into the Previous Credit Agreement with a bank consisting of a $175,000 term loan (the “Previous Term Loan”) and a $100,000 committed line of credit (the “Previous Line of Credit”).

Net proceeds from the Previous Term Loan, after payment of financing fees of $2,904 and repayment of aggregate amounts outstanding under a previous credit agreement of $61,656, were used to fund a portion of the $123,185 distribution made to the stockholders on May 29, 2020 (see Note 11).

A portion of the Offering proceeds was used to repay the $175,000 Previous Term Loan in full on July 31, 2020. The Company received a refund of $468 of financing fees as a result of repayment of the Previous Term Loan within 90 days of execution of the Previous Credit Agreement, which was recorded as a reduction of deferred financing costs associated with the Previous Term Loan. The Company wrote off the remaining balance of deferred financing costs associated with the Previous Term Loan of $1,174, which was recorded as interest expense in the consolidated statement of comprehensive loss for the year ended December 31, 2020.

The Previous Line of Credit and had no outstanding borrowings at either December 31, 2021 or 2020. The Company had the option to select an applicable interest rate at either the bank base rate plus an applicable margin (the “Base Rate Option”) or the LIBOR plus an applicable margin (the “LIBOR Option”). The applicable margins were determined by certain financial covenant performance as defined in the Previous Credit Agreement. At December 31, 2021, the Base Rate Option and LIBOR Option applicable to Previous Line of Credit borrowings were 3.25% and 2.00%, respectively.

The Previous Credit Agreement was collateralized by nearly all of the assets of the Company and contains financial and operating covenants. The Company was in compliance with all financial covenants at December 31, 2021.

11.STOCKHOLDERS’ EQUITY

Termination of S-Corporation status

In connection with termination of the Company’s S-Corporation election effective July 27, 2020, the Company had an accumulated deficit of $354,291 pertaining to the S-Corporation shareholders which was reclassified to additional paid in capital upon such termination.

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

Common Stock

During 2022, the Company issued 800 shares of Class A related to the exercise of options, net of 91 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. The Company issued 48 shares of Class A in 2022 in connection with the vesting of RSUs, net of 20 shares returned to the Company in lieu of payment of taxes due on the vesting of these awards. The Company issued 173 shares of Class A in 2022 in connection with the vesting of RSAs, net of 15 shares returned to the Company in lieu of payment of taxes due on the vesting of these awards. The Company also issued 207 shares in connection with the ESPP Plan in 2022. During 2022, stockholders exchanged 6,500 shares of Class B for an equivalent number of shares of Class A.

During 2021, the Company issued 2,157 shares of Class A related to the exercise of options, net of 706 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. The Company issued 12 shares of Class A in 2021 in connection with the vesting of RSUs net of 3 shares returned to the Company in lieu of payment of taxes due on the vesting of these awards. The Company issued 352 shares of Class A in 2021 in connection with the vesting of RSAs, net of 11 shares returned to the Company in lieu of payment of taxes due on the vesting of these awards. The Company also issued 128 shares in connection with the ESPP Plan in 2021. During 2021, a stockholder exchanged 13,310 shares of Class B for an equivalent number of shares of Class A.

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

Distributions

The board of directors (the “Board”) declared aggregate distributions of $132,901 ($1.10 per share) through July 25, 2020, pro rata to stockholders of the former Class A and Class B common stock.

Tax Sharing Agreement Payments

In connection with revocation of the Company’s S-Corporation election effective July 27, 2020, the Company entered into a Tax Sharing Agreement with the former S-Corporation shareholders. See Note 1. All obligations of the Company under the Tax Sharing Agreement are satisfied by adjustments of additional paid in capital.

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

12.EARNINGS PER SHARE

The tables below illustrate the calculation of basic and diluted net loss per common share for the Class A common and Class B common for the periods reflected below. The weighted average shares outstanding have been retrospectively restated to reflect the Share Exchange for all periods prior to the Offering, resulting in the Class A shares representing non-Family-owned shares and Class B representing Family-owned shares for all periods presented prior to the Offering. See Note 11 for further information on the Share Exchange.

	For the year ended December 31,
Class A common stock:	2022	2021	2020

Numerator, basic:
Net loss attributable to all stockholders	$(12,304)	$(1,479)	$(75,081)
Class A common stock as a percentage of total shares outstanding, basic	30.65%	24.12%	8.44%
Net loss attributable to Class A stockholders, basic	$(3,771)	$(357)	$(6,335)

Numerator, diluted:
Net loss attributable to all stockholders	$(12,304)	$(1,479)	$(75,081)
Class A common stock as a percentage of total shares outstanding, diluted	30.65%	24.12%	8.44%
Net loss attributable to Class A stockholders, diluted	$(3,771)	$(357)	$(6,335)

Denominator, basic and diluted:
Weighted average Class A common stock, basic	45,864	35,647	11,096
Dilutive effect of common stock equivalents(1) (2) (3)	—	—	—
Weighted average Class A common stock, diluted	45,864	35,647	11,096

Net loss per Class A share, basic	$(0.08)	$(0.01)	$(0.57)
Net loss per Class A share, diluted	$(0.08)	$(0.01)	$(0.57)

1)  For the year ended December 31, 2022, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders because the impact of including them would have been anti-dilutive: 8,982 options (including 760 out-of-the-money options), 285 RSA’s, 2,254 RSU’s and 52 shares under the ESPP.

2)   For the year ended December 31, 2021, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders because the impact of including them would have been anti-dilutive: 10,422 options (including 294 out-of-the-money options), 490 RSA’s, 387 RSU’s and 29 shares under the ESPP.

3)  For the year ended December 31, 2020, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders because the impact of including them would have been anti-dilutive: 7,398 options, 289 RSA’s and 27 RSU's.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

	For the year ended December 31,
Class B common stock:	2022	2021	2020

Numerator, basic:
Net loss attributable to all stockholders	$(12,304)	$(1,479)	$(75,081)
Class B common stock as a percentage of total shares outstanding, basic	69.35%	75.88%	91.56%
Net loss attributable to Class B stockholders, basic	$(8,533)	$(1,122)	$(68,746)

Numerator, diluted:
Net loss attributable to all stockholders	$(12,304)	$(1,479)	$(75,081)
Class B common stock as a percentage of total shares outstanding, diluted	69.35%	75.88%	91.56%
Net loss attributable to Class B stockholders, diluted	$(8,533)	$(1,122)	$(68,746)

Denominator, basic and diluted:
Weighted average Class B common stock, basic	103,781	112,133	120,415
Dilutive effect of common stock equivalents	—	—	—
Weighted average Class B common stock, diluted	103,781	112,133	120,415

Net loss per Class B share, basic	$(0.08)	$(0.01)	$(0.57)
Net loss per Class B share, diluted	$(0.08)	$(0.01)	$(0.57)

13.EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

The Company maintains a 401(k) plan that covers eligible employees. For the years ended December 31, 2021 and 2020, the Company matched up to to 3% of eligible compensation during the period in which an eligible participant contributed to the plan and the Board approved a discretionary profit-sharing contribution of 3% of eligible compensation for eligible employees. Effective January 1, 2022, discretionary profit-sharing contributions were eliminated and the Company now matches up to 6% of eligible compensation during the period in which an eligible participant contributes to the plan. Matching contributions were $10,056, $4,062 and $4,011 for the years ended December 31, 2022, 2021 and 2020, respectively. In addition, the discretionary profit-sharing contributions aggregated $3,994 and $4,035 for the years ended December 31, 2021 and 2020, respectively.

Long-Term Rewards Plan

The Company had a long-term reward (“LTR”) compensation plan for certain key employees related to growth in certain financial measures over a three-year measurement period (the “Reward Performance Period’), subject to the terms of the plan. After December 31, 2020, no new awards were granted under the LTR plan as future long-term awards will only be made under the 2020 Plan.

Eligible LTR plan participants received an individual target award opportunity (“Award Opportunity”) for a new three-year Reward Performance Period (i.e., target award grant made in 2019 is for years 2019 through 2021). Compensation earned for growth in the financial measures over each Reward Performance Period is paid in cash in the year following the end of the respective Reward Performance Period, assuming the minimum net income target was achieved in the final year of the Reward Performance Period. Estimated compensation is recorded during each year of a Reward Performance Period (“accrued LTR Award Opportunities”). At December 31, 2022, the Company has one open Reward Performance Period eligible for payment in 2023.

Compensation expense associated with LTR plan was $892, $3,059, and $3,027 for the years ended December 31, 2022, 2021 and 2020, respectively. Amounts paid in 2022 and 2021 for the LTR plan was $4,023 and $1,981, respectively.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The amount estimated to be paid in 2023 for the LTR plan is $2,706, and is reflected in deferred compensation, current in the consolidated balance sheet as of December 31, 2022.

Stock-Based Award Plans

On the effective date of the Offering, the Company adopted the 2020 Plan and the ESPP.

The 2020 Plan provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The 2020 Plan provides for the award of stock options, RSAs, RSUs, SARs and other cash compensation. The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common at the ESPP discount through payroll deductions, or through lump sum payments during the initial offering period only (July 28 to November 30, 2020). Amounts withheld or received from participants are reflected in accrued salaries and benefits in the consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering periods ending May 31, 2023 and 2022 aggregated $311 and $281 as of December 31, 2022 and 2021, respectively.

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

As of December 31, 2022, 10,595 shares of our Class A common were available for issuance under the 2020 Plan. No incentive stock options that would be subject to the 3,000 Class A share limit were issued or outstanding under the 2020 Plan at December 31, 2022.

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

Prior to the amendment, the options permitted holders to put their exercised shares back to the Company, thus the options were classified as temporary equity and included in “Options for Redeemable Shares” on the consolidated balance sheets. The Company recorded increases in the value of Options for Redeemable Shares of $51,833 and $2,763 during the years ended December 31, 2020 and 2019, respectively. The option holders’ ability to put the exercised Amended Option shares to the Company in order to attain liquidity was exchanged for the right by the holders to exercise these options and sell the related shares on the NASDAQ Global Market exchange. As a result of this put right no longer being applicable, the options were no longer considered temporary equity and were reclassified to stockholders’ equity in the amount of $69,177 during the year ended December 31, 2020.

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
*Options have indefinite contractual lives

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Options under 2020 Plan

The following table summarizes activity for options outstanding under the 2020 Plan for the periods presented:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value
Outstanding at January 1, 2020	—	—
Issued in connection with Converted SARs	12,038	$2.76
Issued in connection with Amended Options	3,676	$0.19	*
Total options granted	15,714	$2.16
Forfeited	(156)	$3.29
Exercised	(3,682)	$1.21
Outstanding at December 31, 2020	11,876	$2.44	5.3	$384,883
Granted	779	$23.06
Forfeited	(292)	$4.06
Exercised	(2,863)	$2.04
Outstanding at December 31, 2021	9,500	$4.20	5.2	$110,843
Forfeited	(100)	$5.31
Expired	(1)	$32.16
Exercised	(891)	$2.70
2020 Plan options outstanding at December 31, 2022	8,508	$4.34	4.3	$86,514
2020 Plan options exercisable at December 31, 2022	6,125	$2.95	3.4	$70,785
*Amended Options have indefinite contractual lives

The detail of options outstanding, vested and exercisable under the 2020 Plan as of December 31, 2022 is as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)
$0.15 to $0.71	1,698	—	1,698	—
$2.15	326	2.1	326	2.1
$2.50	2,156	3.5	2,156	3.5
$2.67	409	4.2	409	4.2
$3.17	988	5.3	237	5.4
$3.73	1,514	6.8	737	6.8
$4.70	658	7.1	316	7.1
$18.47	213	8.9	53	8.9
$18.96	235	8.6	105	8.6
$19.00	66	8.7	17	8.7
$32.16	245	8.2	71	7.4
	8,508		6,125

The Board intends all options granted to be exercisable at a price per share not less than the per share fair market value of the Company’s Class A common stock underlying the options on the date of grant. Compensation expense for new option awards issued subsequent to the Offering to participants under the 2020 Plan are measured based on the grant date

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

fair value of the awards and recognized in the consolidated statements of comprehensive loss over the period during which the participant is required to perform the requisite services. The vesting period is generally one to four years.

The Company issued 779 options under the 2020 Plan during various quarters in 2021. No options were issued during 2022. The assumptions used in the Black-Scholes models to determine the value of the options issued during these periods are as follows:

	Option Valuation Period
	Q4 2021	Q3 2021	Q3 2021	Q2 2021	Q1 2021
Fair market value of common stock	$18.47	$18.96	$19.00	$17.66	$32.16
Volatility	37.4%	37.1%	37.1%	36.8%	36.8%
Expected term (years)	5.0	5.0	5.0	6.0	6.0
Expected dividend yield	—%	—%	—%	—%	—%
Risk-free interest rate	1.3%	0.8%	0.9%	0.4%	0.4%

The fair market value of common stock reflects the market closing price on the NASDAQ Global Market exchange on the respective option grant date. As of the valuation dates, the Company lacked sufficient historical data on the volatility of its stock price. Selected volatility is representative of expected future volatility and was based on the historical and implied volatility of comparable publicly traded companies over a similar expected term. The expected term represents the term the options are expected to be exercised over, which differs from the term of the option grants which is ten years. The Company does not expect to pay dividends. The risk-free interest rate was based on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected term of the option grants.

At December 31, 2022, $10,352 of unrecognized compensation expense associated with the options and Converted SARs is expected to be recognized over a weighted average period of approximately 2.0 years.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Restricted Stock Units

The following table summarizes RSU activity for the periods presented:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2020	—
Granted	101	$23.80
Outstanding at December 31, 2020	101	23.80
Granted	478	27.07
Vested	(15)	29.67
Forfeited	(34)	25.18
Outstanding at December 31, 2021	530	$26.49
Granted	2,240	13.55
Vested	(68)	21.96
Forfeited	(140)	15.59
Outstanding at December 31, 2022	2,562	$15.90

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant. Compensation cost will be recognized on a straight-line basis in the consolidated statements of comprehensive loss over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. At December 31, 2022, $29,614 of unrecognized compensation cost for RSUs is expected to be recognized over a weighted average period of approximately 2.9 years.

In connection with the Taxamo acquisition, certain continuing employees of Taxamo received RSUs with service and performance conditions. At December 31, 2022, there are 895 shares of our Class A common stock (“PSUs”) with an aggregate grant date fair value of $15,803 that will be accounted for as post-acquisition compensation expense over the vesting period if targets are achieved. The performance-based condition will be satisfied upon meeting certain performance targets for the year ended 2023. As of December 31, 2022, it is not probable that these targets will be met, thus no compensation expense has been recorded to date related to these PSUs.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Restricted Stock Awards

The following table summarizes RSA activity for the periods presented:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2020	—
Granted	694	$19.00
Vested	(21)	19.00
Forfeited	(3)	19.00
Outstanding at December 31, 2020	670	19.00
Granted	59	17.66
Vested	(363)	19.00
Forfeited	(40)	19.00
Outstanding at December 31, 2021	326	$18.76
Granted	106	9.92
Vested	(188)	18.58
Forfeited	(9)	19.00
Outstanding at December 31, 2022	235	$14.91

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant. Compensation cost will be recognized on a straight-line basis in the consolidated statements of comprehensive loss over the period during which the participants are required to perform services in exchange for the award, which is generally one to four years. At December 31, 2022, $2,116 of unrecognized compensation cost for RSAs is expected to be recognized over a weighted average period of approximately 1.0 year.

Employee Stock Purchase Plan

The ESPP permits participants to purchase Class A common stock primarily through payroll deductions of up to a specified percentage of their eligible compensation. The maximum number of shares that may be purchased by a participant during any offering period is determined by the plan administrator in advance of each offering period.

A total of 1,000 shares of Class A common were initially reserved for issuance under the ESPP. The number of shares available for issuance under the ESPP increases annually on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (i) 1% of the shares of Class A and Class B common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board, provided that no more than 16,000 shares of Class A common stock may be issued. The ESPP is administered by a committee of the Board. As of December 31, 2022, there were 3,562 shares available for issuance under the ESPP.

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

As of December 31, 2022 and 2021 there was approximately $324 and $233, respectively, of unrecognized ESPP stock-based compensation cost that is expected to be recognized on a straight-line basis over the remaining term of the offering periods ending on May 31 2023 and 2022, respectively.

The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

	Offering Period Ending
	5/31/2023	11/30/2022	5/31/2022	11/30/2021	5/31/2021
Fair market value of common stock	$17.21	$11.16	$17.38	$19.89	$25.83
Volatility	46.4%	35.4%	37.3%	35.1%	35.1%
Expected term (years)	0.5	0.5	0.5	0.5	0.5
Expected dividend yield	-%	-%	-%	-%	-%
Risk-free interest rate	4.7%	1.6%	0.1%	0.1%	0.1%

Volatility is representative of expected stock price volatility over the offering period. Effective with the offering period beginning December 1, 2022, the Company’s volatility was applied and will be applied to future offering periods. Prior to this offering period, volatility was based on the historical and implied volatility of comparable publicly traded companies over a similar expected term for the respective offering periods. The expected term represents the term of the ESPP offering period, which is generally six months except for the initial offering period which was from July 28 to November 30, 2020. The Company does not expect to pay dividends after the Offering. The risk-free interest rate was based on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected term of the award at the date nearest the offering term.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to incentive awards, net of forfeitures, as follows:

	For the year ended December 31,
	2022	2021	2020

Stock-based compensation expense:
Stock options	$7,081	$17,533	$143,123
RSUs	9,286	2,964	171
RSAs	2,768	5,126	4,284
ESPP	594	537	326
Total stock-based compensation expense	$19,729	$26,160	$147,904

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The Company recognized stock-based compensation cost in the consolidated statements of comprehensive loss as follows:

	For the year ended December 31,
	2022	2021	2020

Stock-based compensation expense:
Cost of revenues, software subscriptions	$2,090	$2,336	$14,663
Cost of revenues, services	1,433	2,648	21,472
Research and development	1,798	2,620	14,694
Selling and marketing	6,284	6,371	29,551
General and administrative	8,124	12,185	67,524
Total stock-based compensation expense	$19,729	$26,160	$147,904

The total recognized tax benefit related to the stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was $3,324, $14,683 and $19,853, respectively. The tax benefit from stock options exercised during the years ended December 31, 2022, 2021, and 2020 was $2,710, $14,159, and $18,220, respectively.

14.RELATED PARTIES

In connection with the termination of the Company’s S-corporation status and establishment of the New Capital Structure, the Company entered into the Third Amended and Restated Stockholders' Agreement (the "Stockholders' Agreement") with the Class B common shareholders. The Stockholders’ Agreement entitles these individuals to require the Company to register shares held by them for sale (the “Selling Shareholder Registrations”). The Stockholders’ Agreement requires the Company to pay the expenses relating to Selling Shareholder Registrations and to indemnify the parties participating in these offerings against liabilities that may arise from the offering process. For the year ended December 31, 2022, the Company incurred $688 in offering costs related to the sale of shares associated with the Selling Shareholder Registration.

15.COMMITMENTS AND CONTINGENCIES

In January 2022, the Company filed a complaint against a competitor alleging claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation. The outcome of the case is subject to a number of uncertainties, therefore the Company has not recognized any potential impact to the consolidated financial statements.

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

16.INCOME TAXES

Before revocation of the S Election on July 27, 2020, the Company had historically been taxed as an S-Corporation for U.S. federal and most state income tax purposes. This resulted in income not being subject to U.S. federal income taxes or state income taxes in those states where the S-Corporation status was recognized. Therefore, before July 27, 2020, no provision or liability for federal or state income tax had been provided in the consolidated financial statements except for those states where the S-Corporation status was not recognized or that imposed a tax on S-Corporations. The provision for income tax in the historical periods prior to the Offering consisted of these state taxes and taxes from certain foreign jurisdictions where the Company was subject to tax.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The revocation of the S Election was treated as a change in tax status resulting in the recording of the deferred tax effects of such change to income from continuing operations on the date of such revocation. The termination of the S Election had a material impact on the Company’s 2020 results of operations and financial condition. As such, the Company’s income tax provision for periods subsequent to the C-Corporation conversion will not be comparable to periods prior to such conversion.

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

The components of net income (loss) before income taxes, by geography, are as follows:

	For the Year Ended December 31,
	2022	2021	2020
U.S.	$5,827	$5,608	$(107,959)
Foreign	(15,957)	(9,534)	90
Net loss before income taxes	$(10,130)	$(3,926)	$(107,869)

Income tax expense (benefit) consists of the following:

	For the Year Ended December 31,
	2022	2021	2020
Current income taxes:
Federal	$1,696	$—	$—
State and local	1,068	155	617
Foreign	577	468	94
Total current	3,341	623	711
Deferred income taxes:
Federal	904	(1,849)	(27,076)
State and local	72	(7)	(6,491)
Foreign	(2,143)	(1,214)	68
Total deferred	(1,167)	(3,070)	(33,499)
Income tax expense (benefit)	$2,174	$(2,447)	$(32,788)

During the year ended December 31, 2022, the Company recognized a $12 income tax benefit in accumulated other comprehensive loss relating to unrealized gains (losses) from foreign currency translation adjustments, revaluations, and available-for-sale securities. During the year ended December 31, 2021, the Company recognized a $89 income tax expense in accumulated other comprehensive loss relating to unrealized gains from foreign currency translation adjustments and revaluations.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The reconciliation of the effective tax rate to tax at the statutory rates for the years ended December 31 is as follows:

	2022		2021		2020
	Total	Tax Rate	Total	Tax Rate	Total	Tax Rate
Pretax net loss	$(10,130)		$(3,926)		$(107,869)
Taxes:
U.S. federal income tax at statutory rate	$(2,128)	21.0%	$(825)	21.0%	$(22,652)	21.0%
State income taxes	441	(4.4)%	678	(17.3)%	(1,811)	1.7%
Tax effect of S-Corporation status	—	—%	—	—%	21,325	(19.8)%
Impact of change in tax status	—	—%	—	—%	(25,396)	23.5%
Stock-based compensation expense	1,787	(17.6)%	(4,550)	115.9%	(5,809)	5.4%
Impact of foreign operations	1,352	(13.3)%	954	(24.3)%	(56)	0.1%
Transaction costs	176	(1.7)%	1,082	(27.6)%	—	—%
U.S. taxation of foreign earnings	(179)	1.8%	144	(3.7)%	81	(0.1)%
Nondeductible compensation	485	(4.8)%	682	(17.4)%	883	(0.8)%
Tax credits	(341)	3.4%	(488)	12.4%	(44)	0.0%
Change in valuation allowance	427	(4.2)%	373	(9.5)%	109	(0.1)%
Other permanent items, net	154	(1.7)%	(497)	12.8%	582	(0.5)%
Taxes and effective tax rate	$2,174	(21.5)%	$(2,447)	62.3%	$(32,788)	30.4%

The effective tax rate in 2022 decreased to (21.5)% from 62.3% in 2021. The income tax expense in 2022 was primarily driven by a net shortfall in tax benefits on exercises and vestings of stock awards and limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m) (“IRC 162(m)”), partially offset by the favorable impact of tax credits and foreign tax benefits from the deduction for foreign-derived intangible income.

The effective tax rate in 2021 increased to 62.3% from 30.4% in 2020. The income tax benefit in 2021 was primarily driven by exercises and vestings of stock awards partially offset by the unfavorable impact of limitations on deductions of certain employees’ compensation under IRC 162(m), and acquisition costs.

The impact of foreign operations in 2022 and 2021 primarily reflects losses in Ireland taxed at 12.5%, as well as income or losses taxed at rates in other foreign jurisdictions, as opposed to the statutory U.S. federal income tax rate. The impact of foreign operations were not significant in 2020.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	As of December 31,
Deferred tax assets:	2022	2021
Deferred revenue	$2,981	$3,788
State operating loss carry forwards	2,831	3,894
Federal and foreign loss carry forwards	11,318	21,617
Accrued expenses	2,450	2,023
Accrued variable compensation	—	3,110
Deferred and stock-based compensation	23,634	24,971
Operating lease liabilities	6,272	7,204
Tax credits	—	532
Other	—	53
Deferred tax assets	49,486	67,192
Valuation allowance	(2,285)	(1,839)
Total deferred tax assets	47,201	65,353
Deferred tax liabilities:
Depreciation and amortization	(9,337)	(26,269)
Prepaid expenses	(1,256)	(1,329)
Right of use asset	(4,325)	(5,120)
Accrued variable compensation	(1,646)	—
Other	(115)	—
Total deferred tax liabilities	(16,679)	(32,718)
Net deferred tax asset	$30,522	$32,635

Classification in the consolidated balance sheets:
Deferred income tax asset	$30,938	$35,298
Deferred other liabilities	(416)	(2,663)
Net deferred tax asset	$30,522	$32,635

At December 31, 2022, the Company has available U.S. federal operating loss carry forwards of $38,723 and U.S. state operating loss carry forwards of $45,742. The federal operating loss will carryforward indefinitely, and the state operating losses will expire at varying dates beginning in 2023 through 2042 or will carryforward indefinitely. Management expects to fully use these U.S. federal and state operating loss carry forwards.

At December 31, 2022, the Company has available foreign operating losses of approximately $4,110 and trading losses of $14,726, which generally carry forward indefinitely. A valuation allowance for a portion of the foreign operating and non-operating losses is recorded at December 31, 2022 and 2021.

At December 31, 2022 and 2021, the Company has a valuation allowance of ($2,285) and ($1,839), respectively, primarily against certain net deferred tax assets, including losses, in foreign jurisdictions. The net increase in the total valuation allowance of ($446) during December 31, 2022 primarily related to recording additional valuation allowance on net deferred tax assets in foreign jurisdictions that, in the judgment of management, are not more likely than not to be realized, partially offset by the release of a valuation allowance on the net deferred tax asset in a foreign jurisdiction which management believes is more likely than not to be realized, as well as changes in foreign exchange rates.

The Company does not assert any earnings to be permanently reinvested with respect to the undistributed earnings of its foreign subsidiaries.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which the Company operates. Under applicable U.S. federal statutes, tax years ended December 31, 2019 through December 31, 2022 remain subject to

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

examination. Under applicable statutes, state and foreign corporate tax returns filed for the Company and its respective foreign subsidiaries for years ended December 31, 2017 through December 31, 2022 remain subject to examination by the respective authorities.