Form 10-Q
period 2023-03-31
Vertex, Inc.
filed 2023-05-10
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the registrant had 53,860,965 shares of Class A common stock, $0.001 par value per share, and 97,718,000 shares of Class B common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “believe,” “expect,” “suggests,” “plans,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions or the negatives of those terms. We base these forward-looking statements on our current expectations, plans and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that may materially affect such forward-looking statements include, but are not limited to:

●	our ability to attract new customers on a cost-effective basis and the extent to which existing customers renew and upgrade their subscriptions;
●	our ability to sustain and expand revenues, maintain profitability, and to effectively manage our anticipated growth;
●	the timing of our introduction of new solutions or updates to existing solutions;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services or content;
●	our ability to maintain and expand our strategic relationships with third parties;
●	risks related to our expanding international operations;
●	our ability to deliver our solutions to customers without disruption or delay;
●	our exposure to liability from errors, delays, fraud or system failures, which may not be covered by insurance;
●	risks related to our determinations of customers’ transaction tax and tax payments;
●	risks related to changes in tax laws and regulations or their interpretation or enforcement;
●	our ability to manage cybersecurity and data privacy risks;
●	risks related to failures in information technology, infrastructure and third-party service providers;
●	our ability to effectively protect, maintain and enhance our brand;
●	global economic weakness and uncertainties, and disruption in the capital and credit markets;
●	business disruptions related to natural disasters, epidemic outbreaks, terrorist acts, political events or other events outside of our control;
●	the potential effects on our business from the existence of a global endemic or pandemic;
●	our ability to comply with anti-corruption, anti-bribery and similar laws;
●	changes in interest rates, security ratings and market perceptions of the industry in which we operate, or our ability to obtain capital on commercially reasonable terms or at all;
●	any statements of belief and any statements of assumptions underlying any of the foregoing; and
●	other factors beyond our control.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2023 (the “2022 Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements, and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022

(Amounts in thousands, except per share data)

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,643	$91,803
Funds held for customers	25,972	14,945
Accounts receivable, net of allowance of $10,641 and $9,554, respectively	102,760	102,885
Prepaid expenses and other current assets	22,536	20,383
Investment securities available-for-sale, current, at fair value (amortized cost of $11,552 and $11,220, respectively)	11,524	11,173
Total current assets	231,435	241,189
Property and equipment, net of accumulated depreciation	117,444	115,768
Capitalized software, net of accumulated amortization	38,790	39,012
Goodwill and other intangible assets	259,303	257,023
Deferred commissions	15,921	15,463
Deferred income tax asset	43,542	30,938
Operating lease right-of-use assets	16,462	17,187
Other assets	2,621	2,612
Total assets	$725,518	$719,192
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,500	$2,188
Accounts payable	17,420	14,329
Accrued expenses	55,896	38,234
Customer funds obligations	23,110	12,121
Accrued salaries and benefits	15,142	10,790
Accrued variable compensation	8,045	23,729
Deferred compensation, current	2,352	2,809
Deferred revenue, current	276,004	268,847
Current portion of operating lease liabilities	3,141	4,086
Current portion of finance lease liabilities	75	103
Deferred purchase consideration, current	9,924	19,824
Purchase commitment and contingent consideration liabilities, current	8,340	6,149
Total current liabilities	421,949	403,209
Deferred revenue, net of current portion	7,112	10,289
Debt, net of current portion	46,093	46,709
Operating lease liabilities, net of current portion	20,057	20,421
Finance lease liabilities, net of current portion	—	10
Purchase commitment and contingent consideration liabilities, net of current portion	6,813	8,412
Deferred other liabilities	19	417
Total liabilities	502,043	489,467
Commitments and contingencies (Note 11)

Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 53,586 and 50,014 shares issued and outstanding, respectively	53	50
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 97,718 and 100,307 shares issued and outstanding, respectively	98	100
Additional paid in capital	253,566	244,820
(Accumulated deficit) retained earnings	(5,625)	12,507
Accumulated other comprehensive loss	(24,617)	(27,752)
Total stockholders' equity	223,475	229,725
Total liabilities and stockholders' equity	$725,518	$719,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2023 and 2022

(Amounts in thousands, except per share data)

	Three months ended March 31,
	2023	2022

	(unaudited)
Revenues:
Software subscriptions	$111,014	$97,131
Services	21,737	17,853
Total revenues	132,751	114,984
Cost of revenues:
Software subscriptions	37,403	32,913
Services	14,344	11,953
Total cost of revenues	51,747	44,866
Gross profit	81,004	70,118
Operating expenses:
Research and development	15,862	9,633
Selling and marketing	35,736	27,452
General and administrative	34,310	28,757
Depreciation and amortization	3,741	2,960
Other operating expense, net	284	848
Total operating expenses	89,933	69,650
(Loss) income from operations	(8,929)	468
Interest expense, net	(350)	(6)
(Loss) income before income taxes	(8,579)	474
Income tax expense	9,553	808
Net loss	(18,132)	(334)
Other comprehensive (income) loss:
Foreign currency translation adjustments and revaluations, net of tax	(3,122)	2,049
Unrealized gain on investments, net of tax	(13)	—
Total other comprehensive (income) loss, net of tax	(3,135)	2,049
Total comprehensive loss	$(14,997)	$(2,383)

Net loss attributable to Class A stockholders, basic	$(6,072)	$(95)
Net loss per Class A share, basic	$(0.12)	$(0.00)
Weighted average Class A common stock, basic	50,456	42,349
Net loss attributable to Class A stockholders, diluted	$(6,072)	$(95)
Net loss per Class A share, diluted	$(0.12)	$(0.00)
Weighted average Class A common stock, diluted	50,456	42,349
Net loss attributable to Class B stockholders, basic	$(12,060)	$(239)
Net loss per Class B share, basic	$(0.12)	$(0.00)
Weighted average Class B common stock, basic	100,221	106,807
Net loss attributable to Class B stockholders, diluted	$(12,060)	$(239)
Net loss per Class B share, diluted	$(0.12)	$(0.00)
Weighted average Class B common stock, diluted	100,221	106,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2023 and 2022 (unaudited)
(Amounts in thousands)

							Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional		Other	Total
	Class A	Common	Class B	Common	Paid In	Retained	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2022	42,286	$42	106,807	$107	$222,621	$24,811	$(17,497)	$230,084
Exercise of stock options, net	272	—	—	—	278	—	—	278
Shares issued upon vesting of Restricted Stock Units, net	3	—	—	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	—	—	4,867	—	—	4,867
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(2,049)	(2,049)
Net loss	—	—	—	—	—	(334)	—	(334)
Balance, March 31, 2022	42,561	$42	106,807	$107	$227,751	$24,477	$(19,546)	$232,831

						(Accumulated	Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional	Deficit)	Other	Total
	Class A	Common	Class B	Common	Paid In	Retained	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2023	50,014	$50	100,307	$100	$244,820	$12,507	$(27,752)	$229,725
Exercise of stock options, net	592	1	—	—	1,279	—	—	1,280
Shares issued upon vesting of Restricted Stock Units, net	391	—	—	—	(3,471)	—	—	(3,471)
Stock-based compensation expense	—	—	—	—	10,938	—	—	10,938
Class B shares exchanged for Class A shares	2,589	2	(2,589)	(2)	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	3,122	3,122
Unrealized gain from available-for-sale investments, net of tax	—	—	—	—	—	—	13	13
Net loss	—	—	—	—	—	(18,132)	—	(18,132)
Balance, March 31, 2023	53,586	$53	97,718	$98	$253,566	$(5,625)	$(24,617)	$223,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2023 and 2022
(Amounts in thousands)

	Three months ended March 31,
	2023	2022

	(unaudited)
Cash flows from operating activities:
Net loss	$(18,132)	$(334)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,942	12,906
Provision for subscription cancellations and non-renewals, net of deferred allowance	697	(279)
Amortization of deferred financing costs	63	53
Change in fair value of contingent consideration liability	200	700
Write-off of deferred financing costs	—	372
Stock-based compensation expense	11,434	4,933
Deferred income tax (benefit) expense	(12,984)	62
Non-cash operating lease costs	726	622
Other	(4)	412
Changes in operating assets and liabilities:
Accounts receivable	(795)	2,688
Prepaid expenses and other current assets	(2,109)	(1,091)
Deferred commissions	(459)	875
Accounts payable	3,065	1,555
Accrued expenses	17,578	3,806
Accrued and deferred compensation	(12,452)	(19,254)
Deferred revenue	4,352	(3,718)
Operating lease liabilities	(1,309)	(763)
Other	(58)	(950)
Net cash provided by operating activities	6,755	2,595
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(474)
Property and equipment additions	(13,313)	(13,873)
Capitalized software additions	(4,007)	(2,912)
Purchase of investment securities, available-for-sale	(3,491)	—
Proceeds from maturities of investment securities, available-for-sale	3,250	—
Net cash used in investing activities	(17,561)	(17,259)
Cash flows from financing activities:
Net increase in customer funds obligations	10,989	1,046
Proceeds from term loan	—	50,000
Principal payments on long-term debt	(313)	—
Payments for deferred financing costs	—	(993)
Payments for taxes related to net share settlement of stock-based awards	(3,681)	(337)
Proceeds from exercise of stock options	1,490	600
Distributions under Tax Sharing Agreement	—	(536)
Payments of finance lease liabilities	(16)	—
Payments for deferred purchase commitments	(10,000)	(10,000)
Net cash (used in) provided by financing activities	(1,531)	39,780
Effect of exchange rate changes on cash, cash equivalents and restricted cash	204	(83)
Net (decrease) increase in cash, cash equivalents and restricted cash	(12,133)	25,033
Cash, cash equivalents and restricted cash, beginning of period	106,748	98,206
Cash, cash equivalents and restricted cash, end of period	$94,615	$123,239
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$68,643	$97,340
Restricted cash—funds held for customers	25,972	25,899
Total cash, cash equivalents and restricted cash, end of period	$94,615	$123,239

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

The Company has a 65% controlling equity interest in Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software. Systax was determined to be a VIE and the accounts are included in the condensed consolidated condensed financial statements. Vertex does not have full decision-making authority over Systax; however, Vertex is the entity that most significantly participates in the variability of the fair value of Systax’s net assets and is considered the entity most closely associated to Systax. As such, Vertex is deemed the primary beneficiary of Systax and consolidates Systax into its condensed consolidated financial statements.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the SEC on March 10, 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements included in the 2022 Annual Report. The accompanying interim condensed consolidated balance sheet as of March 31, 2023, the interim condensed consolidated statements of comprehensive loss for the three months ended March 31, 2023 and 2022, and the interim condensed consolidated statements of changes in stockholders’ equity and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.

Segments

The Company operates its business as one operating segment. For the three months ended March 31, 2023 and 2022, approximately 7% and 5%, respectively, of the Company’s revenues were generated from customers located outside the U.S. As of March 31, 2023 and December 31, 2022, $895 and $827, respectively, of the Company’s property and equipment assets were held outside the U.S.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses during the reporting period. Significant estimates used in preparing these condensed consolidated financial statements include: (i) the estimated allowance for subscription cancellations, (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) allowance for credit losses on available-for-sale debt securities; (iv) the reserve for self-insurance, (v) assumptions related to achievement of technological feasibility for software developed for sale, (vi) product life cycles, (vii) estimated useful lives and potential impairment of long-lived assets and intangible assets, (viii) potential impairment of goodwill, (ix) determination of the fair value of tangible and intangible assets acquired, liabilities assumed and consideration transferred in acquisitions, (x) amortization period of material rights and deferred commissions (xi) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of certain stock-based compensation awards and Employee Stock Purchase Plan (“ESPP”) purchase rights (xii) measurement of future purchase commitment, contingent consideration liabilities and deferred purchase consideration liabilities associated with acquisitions, and (xiii) the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements or tax returns. Actual results may differ from these estimates.

Supplemental Balance Sheet Disclosures

Supplemental balance sheet disclosures are as follows for the respective periods:

	March 31,	December 31,
	2023	2022
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$9,244	$5,875
Prepaid insurance	1,469	2,291
Prepaid licenses and support	11,823	12,217
Prepaid expenses and other current assets	$22,536	$20,383

Accrued expenses:
Accrued general expenses	$17,599	$18,485
Accrued contract labor and professional fees	14,579	17,421
Accrued income and other taxes	23,718	2,328
Accrued expenses	$55,896	$38,234

Recently Issued or Adopted Accounting Pronouncements

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

Deferred Revenue

In October 2021, the Financial Accounting Standard Board issued ASU No. 2021-08, Business Combinations (“ASU 2021-08”). ASU 2021-08 provides specific guidance on how to recognize and measure contract assets and contract liabilities related to revenue contracts with customers acquired in a business combination. This will align the accounting for these acquired contracts to the accounting for revenue contracts originated by the acquirer and will provide more comparable information to investors and other financial statement users seeking to better understand the financial impact of these acquisitions. The Company adopted this standard effective January 1, 2023 on a prospective basis for business combinations occurring on or after this date. Although this standard does not have a material impact on the Company’s

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

current condensed consolidated financial statements, adoption could have a material impact on the accounting for future acquisitions reflected in the Company’s condensed consolidated financial statements.

2.     REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended March 31,
	2023	2022

	(unaudited)
Software subscriptions:
Software licenses	$62,808	$58,857
Cloud subscriptions	48,206	38,274
Software subscriptions	111,014	97,131
Services	21,737	17,853
Total revenues	$132,751	$114,984

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $10,641 and $9,554 at March 31, 2023 and December 31, 2022, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the three months ended March 31, 2023	For the year ended December 31, 2022
	(unaudited)
Balance, beginning of period	$102,885	$76,929
Balance, end of period	102,760	102,885
Increase (decrease), net	$(125)	$25,956

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period or over the amortization period of material rights. Deferred revenue is reflected net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $7,516 and $7,133 at March 31, 2023 and December

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

31, 2022, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended March 31,
	2023		2022
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, January 1,	$(9,554)		$(9,151)
Allowance balance, March 31,	(10,641)		(8,450)
Change in allowance		$1,087		$(701)
Deferred allowance balance, January 1,	7,133		6,537
Deferred allowance balance, March 31,	7,516		6,098
Change in deferred allowance		(383)		439
Net amount charged to revenues		$704		$(262)

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets. The tables provide information about the balances of and changes to deferred revenue for the following periods:

	As of March 31,	As of December 31,
	2023	2022
	(unaudited)
Balances:
Deferred revenue, current	$276,004	$268,847
Deferred revenue, non-current	7,112	10,289
Total deferred revenue	$283,116	$279,136

	For the three months ended March 31,
	2023	2022

	(unaudited)
Changes to deferred revenue:
Beginning balance	$279,136	$249,010
Additional amounts deferred	136,731	111,689
Revenues recognized	(132,751)	(114,984)
Ending balance	$283,116	$245,715

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The changes to contract cost balances as of and for the following periods are:

	For the three months ended March 31,
	2023	2022

	(unaudited)
Deferred commissions:
Beginning balance	$15,463	$12,555
Additions	2,851	1,750
Amortization	(2,393)	(2,626)
Ending balance	$15,921	$11,679

3.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s fair value for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of March 31, 2023 (unaudited)	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$46,617	$46,617	$—	$—
Commercial Paper	9,722	—	9,722	—
U.S. Treasury Securities	5,338	—	5,338	—
Tellutax Contingent Consideration	5,000	—	—	5,000
Foreign Currency Forward Contracts	817	—	817	—

	Fair Value Measurements Using
As of December 31, 2022	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$67,430	$67,430	$—	$—
Commercial Paper	9,660	—	9,660	—
U.S. Treasury Securities	5,203	—	5,203	—
Tellutax Contingent Consideration	4,800	—	—	4,800
Foreign Currency Forward Contracts	569	—	569	—

The Company has investments in high quality, short-term money market instruments which are issued and payable in U.S. dollars (“Money Market Funds”), which are included in cash and cash equivalents on the condensed consolidated balance sheets. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy since Money Market Fund fair values are known and observable through daily published floating net asset values. Securities classified as available-for-sale are reported at fair value using Level 2 inputs. The Company has investments in bank and corporate issued commercial paper (“Commercial Paper”), and U.S. treasury securities (“U.S. Treasury Securities”), the Company believes that Level 2 designation is appropriate under Accounting Standards Codification, (“ASC”) 820-10, Fair Value Measurements and Disclosures, as these securities are fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

A fair value adjustment of $200 and $700 was recorded in other operating expense, net for the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the Tellutax Contingent Consideration of $3,400 and $1,600 is included in purchase commitment and contingent consideration liabilities, current, and purchase commitment and contingent consideration liabilities, net of current portion, respectively, in the condensed consolidated balance sheets. At December 31, 2022, the Tellutax Contingent Consideration of $1,400 and $3,400 is included in purchase commitment and contingent consideration liabilities, current, and purchase commitment and contingent consideration liabilities, net of current portion, respectively, in the condensed consolidated balance sheets.

Tellutax Contingent Consideration fair value as of March 31, 2023 and December 31, 2022 and unobservable inputs used for the Monte Carlo Simulation valuation were as follows:

	March 31, 2023 (unaudited)
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$5,000	Monte Carlo Simulation	Revenue volatility	70.0%
			Revenue discount rate	22.1%
			Term (in years)	2.1

	December 31, 2022
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$4,800	Monte Carlo Simulation	Revenue volatility	75.0%
			Revenue discount rate	22.4%
			Term (in years)	2.4

Changes in the fair value of Tellutax Contingent Consideration during the three months ended March 31, 2023 were as follows:

Tellutax
Contingent
Consideration
(unaudited)

Balance, January 1, 2023	$4,800
Fair value adjustments	200
Balance, March 31, 2023	$5,000

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Non-recurring Fair Value Measurements

The LCR-Dixon Corporation (“LCR-Dixon”) acquisition on September 22, 2021, the acquisition of EVAT Solutions Limited (“EVAT”) and its wholly owned subsidiaries (collectively, “Taxamo”) on May 12, 2021, the Tellutax acquisition on January 25, 2021, and the Systax acquisition on January 10, 2020, were accounted for as business combinations and the total purchase price for each acquisition was allocated to the net assets acquired and liabilities assumed based on their estimated fair values.

Deferred purchase consideration associated with the LCR-Dixon acquisition was $9,924 and $19,824 at March 31, 2023 and December 31, 2022, respectively.

The Company has a contractual commitment to acquire the remaining equity interest from the original Systax quotaholders incrementally through 2024. Future purchase commitment payments for these incremental acquisition amounts are based on a multiple of Systax revenue and earnings before interest, depreciation, amortization and income taxes (“EBITDA”) performance at the end of 2022 and 2023, whereby the Company will have full ownership after the final transaction in 2024. Management determined these future purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. The fair value of the Purchase Commitment Liability at the acquisition date was finalized to be $12,592. This amount will fluctuate as a result of changes in foreign currency exchange rates and is reflected in purchase commitment and contingent consideration liabilities in the condensed consolidated balance sheets, with such changes in exchange rates being reflected in other comprehensive loss or income in the condensed consolidated statements of comprehensive loss. Adjustments to the settlement date value that arise as a result of remeasurement at future balance sheet dates will be recorded as interest expense related to financing costs in the condensed consolidated statements of comprehensive income (loss) in the period the change is identified. No such adjustments have been recorded for the three months ended March 31, 2023 or 2022.

The Purchase Commitment Liability included in purchase commitment and contingent consideration liabilities, current and purchase commitment and contingent liabilities, net of current portion in the condensed consolidated balance sheet at March 31, 2023 was $4,940 and $5,213 respectively.  The Purchase Commitment Liability included in purchase commitment and contingent consideration liabilities, current and purchase commitment and contingent consideration liabilities, net of current portion in the consolidated balance sheets on December 31, 2022 was $4,749 and $5,012, respectively.

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

4.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of March 31,	As of December 31,
	2023	2022
	(unaudited)
Leasehold improvements	$20,935	$20,929
Equipment	39,530	39,238
Computer software purchased	11,903	11,892
Internal-use software developed:
Cloud-based customer solutions	149,851	142,980
Internal systems and tools	47,846	42,035
Furniture and fixtures	7,667	7,665
In-process internal-use software	33,843	32,878
Property and equipment	311,575	297,617
Less accumulated depreciation and amortization	(194,131)	(181,849)
Property and equipment, net	$117,444	$115,768

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,517 and $1,718 for the three months ended March 31, 2023 and 2022, respectively, and is reflected in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

Finance lease amortization was $279 and $235 for the three months ended March 31, 2023 and 2022, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of comprehensive loss.

Assets under finance leases of $1,461 and $1,461, net of accumulated amortization of $1,140 and $861, respectively, at March 31, 2023 and December 31, 2022, respectively, are included in property and equipment in the condensed consolidated balance sheets.

The major components of internal-use software are as follows:

	As of March 31,	As of December 31,
	2023	2022
	(unaudited)
Internal-use software developed	$197,697	$185,015
Less accumulated depreciation	(130,062)	(119,603)
Internal-use software developed, net of accumulated depreciation	67,635	65,412
In-process internal-use software	33,843	32,878
Internal-use software developed, net	$101,478	$98,290

Amounts included in property and equipment additions related to capitalized internal-use software on the condensed consolidated statements of cash flows are as follows:

	For the three months ended March 31,
	2023	2022

	(unaudited)
Cloud-based customer solutions	$6,182	$7,400
Internal systems and tools	6,858	4,848
Total	$13,040	$12,248

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended March 31,

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

2023 and 2022, was $8,148 and $6,331, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive loss.

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended March 31, 2023 and 2022 was $1,945 and $1,007, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

5.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of March 31,	As of December 31,
	2023	2022
	(unaudited)
Capitalized software	$99,286	$96,577
Less accumulated amortization	(66,426)	(62,197)
Capitalized software, net of accumulated depreciation	32,860	34,380
In-process capitalized software	5,930	4,632
Capitalized software, net	$38,790	$39,012

Software development costs capitalized for the three months ended March 31, 2023 and 2022, excluding acquisitions, were $4,007 and $2,912, respectively.

Capitalized software amortization expense, including amortization of acquired technology, was $4,229 and $3,301 for the three months ended March 31, 2023 and 2022, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive loss.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of March 31,	As of December 31,
	2023	2022
	(unaudited)
Goodwill	$254,897	$251,842
Other intangible assets, net	4,406	5,181
Total	$259,303	$257,023

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The Company has recognized various amortizable other intangible assets in connection with acquisitions related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements, for the periods presented:

	As of March 31,	As of December 31,
	2023	2022
	(unaudited)
Weighted average amortization period (years)	3.5	3.5

Gross value	$10,802	$10,667
Accumulated amortization	(6,396)	(5,486)
Carrying value	$4,406	$5,181

The following table presents amortization of other intangible assets:

For the three months ended March 31,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2023	$58	$766	$824
2022	65	249	314

7.DEBT

Credit Agreement

On March 8, 2022, the Company entered into the Second Amendment to the Credit Agreement, with a banking syndicate, which provides (i) a term loan in the aggregate amount of $50,000 (the “Term Loan”); and (ii) a $200,000 revolving facility (the “Line of Credit”). Our indebtedness at March 31, 2023 and December 31, 2022 was as follows:

	As of March 31,	As of December 31,
	2023	2022
	(unaudited)

Term Loan	$2,500	$2,188
Current portion of long-term debt	2,500	2,188

Term Loan	46,250	46,875
Deferred financing costs	(157)	(166)
Debt, net of current portion	$46,093	$46,709
Total debt, net of financing costs	$48,593	$48,897

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

8.STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2023 and 2022, the Company issued 592 and 272 shares of Class A common stock (“Class A”), respectively, related to the exercise of options, net of 17 and 47 shares, respectively, returned to the Company in lieu of payment of the exercise price and taxes due on these exercises.

During the three months ended March 31, 2023 and 2022, the Company issued 391 and 3 shares of Class A common stock, respectively, in connection with the vesting of Restricted Stock Units (“RSUs”), net of 231 and 1 shares, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

During the three months ended March 31, 2023, a stockholder exchanged 2,589 shares of Class B common stock, for an equivalent number of shares of Class A common stock.

Tax Sharing

Agreement Payments

In connection with termination of the Company’s S-Corporation election effective July 27, 2020, the Company entered into a tax sharing agreement (“Tax Sharing Agreement”) with the former S-Corporation shareholders. All obligations of the Company under the Tax Sharing Agreement are satisfied by adjustments of additional paid in capital.

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

9.    EARNINGS PER SHARE

The tables below illustrate the calculation of basic and diluted net loss per common share for the Class A common and Class B common for the periods reflected below.

	For the three months ended March 31,
Class A common stock:	2023	2022

	(unaudited)
Numerator, basic:
Net loss attributable to all stockholders	$(18,132)	$(334)
Class A common stock as a percentage of total shares outstanding, basic	33.49%	28.39%
Net loss attributable to Class A stockholders, basic	$(6,072)	$(95)

Numerator, diluted:
Net loss attributable to all stockholders	$(18,132)	$(334)
Class A common stock as a percentage of total shares outstanding, diluted	33.49%	28.39%
Net loss attributable to Class A stockholders, diluted	$(6,072)	$(95)

Denominator, basic and diluted:
Weighted average Class A common stock, basic	50,456	42,349
Dilutive effect of common stock equivalents(1) (2)	—	—
Weighted average Class A common stock, diluted	50,456	42,349

Net loss per Class A share, basic	$(0.12)	$(0.00)
Net loss per Class A share, diluted	$(0.12)	$(0.00)
(1)	For the three months ended March 31, 2023, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive: 8,335 options (including 705 out-of-the-money options), 235 restricted stock awards (“RSA’s”), 3,141 RSU’s and 45 shares under the ESPP.
(2)	For the three months ended March 31, 2022, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders as the impact of including them would have been anti-dilutive: 9,430 options (including 768 out-of-themoney options), 326 RSA’s, 1,547 RSUs and 41 shares under the ESPP.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

	For the three months ended March 31,
Class B common stock:	2023	2022

	(unaudited)
Numerator, basic:
Net loss attributable to all stockholders	$(18,132)	$(334)
Class B common stock as a percentage of total shares outstanding, basic	66.51%	71.61%
Net loss attributable to Class B stockholders, basic	$(12,060)	$(239)

Numerator, diluted:
Net loss attributable to all stockholders	$(18,132)	$(334)
Class B common stock as a percentage of total shares outstanding, diluted	66.51%	71.61%
Net loss attributable to Class B stockholders, diluted	$(12,060)	$(239)

Denominator, basic and diluted:
Weighted average Class B common stock, basic	100,221	106,807
Dilutive effect of common stock equivalents	—	—
Weighted average Class B common stock, diluted	100,221	106,807

Net loss per Class B share, basic	$(0.12)	$(0.00)
Net loss per Class B share, diluted	$(0.12)	$(0.00)

10.    STOCK-BASED AWARD PLANS

The 2020 Plan provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The Company issued stock options, RSAs, and RSUs under the 2020 Plan. As of March 31, 2023, 14,786 shares of Class A common were available for issuance under the 2020 Plan.

Options

The following table summarizes activity for options outstanding under the 2020 Plan for the three months ended March 31, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value

		(unaudited)
Outstanding at January 1, 2023	8,508	$4.34	4.3	$86,514
Exercised	(609)	$2.61
2020 Plan options outstanding at March 31, 2023	7,899	$4.47	4.1	128,086
2020 Plan options excercisable at March 31, 2023	5,983	$3.30	3.3	104,037
*Amended Options have indefinite contractual lives

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The detail of options outstanding, vested and exercisable under the 2020 Plan as of March 31, 2023 is as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)

	(unaudited)
$0.15 to $0.71	1,656	—	1,656	—
$2.15	229	1.7	229	1.7
$2.50	2,126	3.3	2,126	3.3
$2.67	172	3.9	172	3.9
$3.17	836	5.1	491	4.9
$3.73	1,463	6.6	686	6.6
$4.70	658	6.9	316	6.9
$18.47	213	8.7	53	8.7
$18.96	235	8.4	105	8.4
$19.00	66	8.5	17	8.5
$32.16	245	7.9	132	7.5
	7,899		5,983

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

There were no options issued under the 2020 Plan during the three months ended March 31, 2023 or 2022.

At March 31, 2023, $8,755 of unrecognized compensation expense associated with options is expected to be recognized over a weighted average period of approximately 1.8 years.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2023:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2023	2,562	$15.90
Granted	2,139	15.41
Vested	(622)	17.51
Forfeited	(70)	14.82
Outstanding at March 31, 2023	4,009	$15.40

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive loss over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. Vested RSUs are settled by issuing Class A shares or the equivalent value in cash at the Board’s discretion. At March 31, 2023, $53,653 of unrecognized compensation cost for RSUs is expected to be recognized over a weighted average period of approximately 3.3 years.

In connection with the Taxamo acquisition, certain continuing employees of Taxamo received RSUs with service and performance conditions (“PSUs”). At March 31, 2023, there are 895 shares of our Class A common stock with an aggregate

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

grant date fair value of $15,803 that will be accounted for as post-acquisition compensation expense over the vesting period if targets are achieved. The performance-based condition will be satisfied upon meeting certain performance targets for the year ended 2023. As of March 31, 2023, it is not probable that these targets will be met, thus no compensation expense has been recorded to date related to these PSUs.

Restricted Stock Awards

The following table summarizes RSA activity for the three months ended March 31, 2023:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2023	235	$14.91
Outstanding at March 31, 2023	235	$14.91

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive loss over the period during which the participants are required to perform services in exchange for the award, which is generally one to four years. At March 31, 2023, $1,389 of unrecognized compensation cost for RSAs is expected to be recognized over a weighted average period of approximately 0.8 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Amounts withheld from participants are reflected in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending May 31, 2023 aggregated $937 as of March 31, 2023. As of March 31, 2023, 5,065 shares of Class A common stock were available for issuance under the ESPP.

As of March 31, 2023 there was approximately $131 of unrecognized ESPP stock-based compensation cost expected to be recognized on a straight-line basis over the remaining term of the six-month offering period ending May 31, 2023.

At March 31, 2023 and 2022, there were two ESPP offering periods open that end May 31, 2023 and 2022, respectively. The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. ESPP offering periods reflected in the March 31, 2023 and 2022 financial statements include the periods noted below in the table. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

	Offering Period Ending
	5/31/2023	11/30/2022	5/31/2022	11/30/2021
Fair market value of common stock	$17.21	$11.16	$17.38	$19.89
Volatility	46.4%	35.4%	37.3%	35.1%
Expected term (years)	0.5	0.5	0.5	0.5
Expected dividend yield	-%	-%	-%	-%
Risk-free interest rate	4.7%	1.6%	0.1%	0.1%

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

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to incentive awards, net of forfeitures, as follows:

	For the three months ended March 31,
	2023	2022

	(unaudited)
Stock-based compensation expense:
Stock options	$2,171	$2,281
RSUs	8,345	1,779
RSAs	727	734
ESPP	191	139
Total stock-based compensation expense	$11,434	$4,933

The Company recognized stock-based compensation cost in the condensed consolidated statements of comprehensive loss as follows:

	For the three months ended March 31,
	2023	2022

	(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$996	$446
Cost of revenues, services	836	406
Research and development	2,234	114
Selling and marketing	2,898	1,572
General and administrative	4,470	2,395
Total stock-based compensation expense	$11,434	$4,933

11.   COMMITMENTS AND CONTINGENCIES

In January 2022, the Company filed a complaint against a competitor alleging claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation. The outcome of the case is subject to a number of uncertainties, therefore the Company has not recognized any potential impact to the condensed consolidated financial statements.

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

12.   INCOME TAXES

The Company reported income tax expense of $9,553 and $808 for the three months ended March 31, 2023, and 2022, respectively. The effective income tax rate ("ETR") was an expense of 111.4% for the three months ended March 31, 2023,

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

compared to an expense of 170.5% for the three months ended March 31, 2022.  The ETR for the three months ended March 31, 2023 and 2022 differ from the U.S. federal statutory income tax rate of 21% primarily due to income tax expense on income allocated to state jurisdictions, differences in tax rates on foreign jurisdiction income or loss, and limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m).  In addition, the ETR for March 31, 2023 includes a valuation allowance recorded on certain foreign deferred tax assets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2023 (the “2022 Annual Report”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Special Note Regarding Forward-Looking Statements” above, and in Part I, Item 1A of the 2022 Annual Report and as may be subsequently updated by our other SEC filings.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 43% and 39% of software subscription revenue from cloud-based subscriptions during the three months ended March 31, 2023 and 2022, respectively. While our on-premise software subscription revenue comprised 57% and 61% of our software subscription revenues during the three months ended March 31, 2023 and 2022, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

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

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $132.8 million and $115.0 million for the three months ended March 31, 2023 and 2022, respectively. We had a net loss of $(18.1) million and $(0.3) million for the three months ended March 31, 2023 and 2022, respectively. These amounts are presented in accordance with United States (“ U.S.”) generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs (which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations). Adjusted EBITDA was $20.2 million and $19.1 million for the three months ended March 31, 2023 and 2022, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

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

Fluctuations in services revenue are directly correlated to fluctuations in our subscription revenues with respect to implementation and training services as we have historically experienced an attachment rate to subscription sales for these services of approximately 60%. In addition, our managed services offering has continued to experience increased revenues associated with returns processing volume increases attributable to regulatory changes, as customers expanded their tax filings into more jurisdictions.

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

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, integrate current and future acquisitions, invest in our systems and tools to support improvements in future operating leverage, and incur additional costs associated with being a publicly-listed company. As a public company, we expect to incur increased expenses related to accounting, tax and auditing activities, legal, insurance, SEC compliance and internal control compliance, including the design, implementation and testing of increasingly formalized systems of internal control over financial reporting.

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

Interest (Income) Expense, net

Interest (income) expense, net reflects the net amount of our interest expense and interest income within the same period.

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

Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our consolidated financial statements and the notes thereto included in our 2022 Annual Report. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. The following table sets forth our condensed consolidated statements of comprehensive loss for the periods indicated.

	For the three months ended
	March 31,
(Dollars in thousands)	2023	2022	Period-Over-Period Change
Revenues:
Software subscriptions	$111,014	$97,131	$13,883	14.3%
Services	21,737	17,853	3,884	21.8%
Total revenues	132,751	114,984	17,767	15.5%
Cost of revenues:
Software subscriptions	37,403	32,913	4,490	13.6%
Services	14,344	11,953	2,391	20.0%
Total cost of revenues	51,747	44,866	6,881	15.3%
Gross profit	81,004	70,118	10,886	15.5%
Operating expenses:
Research and development	15,862	9,633	6,229	64.7%
Selling and marketing	35,736	27,452	8,284	30.2%
General and administrative	34,310	28,757	5,553	19.3%
Depreciation and amortization	3,741	2,960	781	26.4%
Other operating expense, net	284	848	(564)	(66.5)%
Total operating expenses	89,933	69,650	20,283	29.1%
(Loss) income from operations	(8,929)	468	(9,397)	*
Interest expense, net	(350)	(6)	(344)	*
(Loss) income before income taxes	(8,579)	474	(9,053)	*
Income tax expense	9,553	808	8,745	*
Net loss	(18,132)	(334)	(17,798)	*
Other comprehensive (income) loss:
Foreign currency translation adjustments and revaluations, net of tax	(3,122)	2,049	(5,171)	*
Unrealized gain on investments, net of tax	(13)	—	(13)	*
Total other comprehensive (income) loss, net of tax	(3,135)	2,049	(5,184)	*
Total comprehensive loss	$(14,997)	$(2,383)	$(12,614)	*

*: Percentage change not meaningful.

	For the three months ended
	March 31,
(Dollars in thousands)	2023	2022

	(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$996	$446
Cost of revenues, services	836	406
Research and development	2,234	114
Selling and marketing	2,898	1,572
General and administrative	4,470	2,395
Total stock-based compensation expense	$11,434	$4,933

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the three months ended March 31,
	2023	2022

	(unaudited)
Revenues:
Software subscriptions	83.6%	84.5%
Services	16.4%	15.5%
Total revenues	100.0%	100.0%
Cost of revenues:
Software subscriptions	28.2%	28.6%
Services	10.8%	10.4%
Total cost of revenues	39.0%	39.0%
Gross profit	61.0%	61.0%
Operating expenses:
Research and development	11.9%	8.4%
Selling and marketing	26.9%	23.9%
General and administrative	25.8%	25.0%
Depreciation and amortization	2.8%	2.6%
Other operating expense, net	0.2%	0.7%
Total operating expenses	67.6%	60.6%
(Loss) income from operations	(6.6)%	0.4%
Interest expense, net	(0.3)%	—%
(Loss) income before income taxes	(6.3)%	0.4%
Income tax expense	7.2%	0.7%
Net loss	(13.5)%	(0.3)%
Other comprehensive (income) loss:
Foreign currency translation adjustments and revaluations, net of tax	(2.4)%	1.8%
Unrealized loss on investments, net of tax	—%	—%
Total other comprehensive loss, net of tax	(2.4)%	1.8%
Total comprehensive loss	(11.1)%	(2.1)%

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022	Period-over-Period change

	(unaudited)
Revenues:
Software subscriptions	$111,014	$97,131	$13,883	14.3%
Services	21,737	17,853	3,884	21.8%
Total revenues	$132,751	$114,984	$17,767	15.5%

Revenues increased $17.8 million, or 15.5%, to $132.8 million for the three months ended March 31, 2023 compared to $115.0 million for the three months ended March 31, 2022. The increase in software subscriptions revenues of $13.9 million, or 14.3%, was primarily driven by increases from our existing customers. Software subscriptions revenues derived from new customers averaged 6.8% and 9.6% of total software subscriptions revenues in the three months ended March 31, 2023 and 2022, respectively.

The $3.9 million increase in services revenues was primarily driven by an increase of $2.5 million in software subscription related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions. In addition, our managed services offering experienced a $1.4 million increase in recurring services revenues over the prior year due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022	Period-over-Period change
Cost of software subscriptions revenues	$37,403	$32,913	$4,490	13.6%

Cost of software subscriptions revenues increased $4.5 million, or 13.6%, to $37.4 million for the three months ended March 31, 2023 compared to $32.9 million for the three months ended March 31, 2022. This was driven by a $1.2 million increase in costs of personnel supporting period over period growth of sales and customers and ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers. In addition, this included an increase in depreciation and amortization of capitalized software and acquired intangible assets of $2.7 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets. Lastly, stock-based compensation increased by $0.6 million for the three months ended March 31, 2023 over the same period in 2022. As a percentage of software subscriptions revenues, the cost of software subscriptions revenues decreased to 33.7% in the three months ended March 31, 2023 compared to 33.9% for the same period in 2022. After excluding stock-based compensation expense, as a percentage of software subscriptions revenue, cost of software subscriptions revenues decreased to 32.8% the three months ended March 31, 2023 compared to 33.4% for the same period in 2022.

Cost of Services Revenues

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022	Period-over-Period change
Cost of services revenues	$14,344	$11,953	$2,391	20.0%

Cost of services revenues increased $2.4 million, or 20.0%, to $14.3 million for the three months ended March 31, 2023 compared to $12.0 million for the three months ended March 31, 2022. The increase in cost of services revenues was primarily due to a $2.0 million increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering. In addition, this includes an increase in stock-based compensation of $0.4 million for the three months ended March 31, 2023 over the same period in 2022. As a percentage of services revenues, cost of services revenues decreased to 66.0% in the three months ended March 31, 2023 compared to 67.0% for the same period in 2022. After excluding stock-based compensation expense, as a percentage of services revenues, cost of services revenues decreased to 62.1% compared to 64.7% for the same period in 2022.

Research and Development

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022	Period-over-Period change
Research and development	$15,862	$9,633	$6,229	64.7%

Research and development expenses increased $6.2 million, or 64.7%, to $15.9 million for the three months ended March 31, 2023 compared to $9.6 million for the three months ended March 31, 2022. The increase in research and development expenses was due primarily to a $4.1 million increase in personnel and other support costs related to development work associated with innovation, new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces (“APIs”) to customer ERP and other software platforms. This also included an increase in stock-based compensation of $2.1 million for the three months ended March 31, 2023 over the same period in 2022.  As a percentage of total revenues, research and development expenses increased to 11.9% in the three months ended March 31, 2023 compared to 8.4% for the same period in 2022. After excluding stock-based compensation expense, research and development expenses as a percentage of total revenues increased to 10.3% in the three months ended March 31, 2023 compared to 8.3% for the same period in 2022.  Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022	Period-over-Period change
Selling and marketing	$35,736	$27,452	$8,284	30.2%

Selling and marketing expenses increased $8.3 million, or 30.2%, to $35.7 million for the three months ended March 31, 2023 compared to $27.5 million for the same period in 2022. This increase included a $3.8 million increase in payroll and related expenses associated with the growth in period over period subscription sales and services revenues and expansion of our partner and channel management programs. In addition, it included an increase of $2.7 million in advertising and promotional spending and expanded brand awareness efforts. This also included an increase in stock-based compensation of $1.3 million for the three months ended March 31, 2023 over the same period in 2022. Lastly, there was an increase of $0.5 million in amortization of acquired intangible assets associated with prior acquisitions. As a percentage of total revenues, selling and marketing expenses increased to 26.9% in the three months ended March 31, 2023 compared to 23.9% for the same period in 2022. After excluding stock-based compensation expense, selling and marketing expenses as a percentage of total revenues increased to 24.7% compared to 22.5% for the same period in 2022.

General and Administrative

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022	Period-over-Period change
General and administrative	$34,310	$28,757	$5,553	19.3%

General and administrative expenses increased $5.6 million, or 19.3%, to $34.3 million for the three months ended March 31, 2023 compared to $28.8 million for the same period in 2022. General and administrative expenses increased $3.8 million due to planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and resources in support of our growth and public company reporting and compliance activities. In addition, this also included an increase in stock-based compensation of $2.1 million for the three months ended March 31, 2023 over the same period in 2022. As a percentage of total revenues, general and administrative expenses increased to 25.8% in the three months ended March 31,2023 compared to 25.0% for the same period in 2022. After excluding stock-based compensation expense, as a percentage of total revenues general and administrative expenses decreased to 22.1% compared to 22.9% for the same period in 2022.

Depreciation and Amortization

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022	Period-over-Period change
Depreciation and amortization	$3,741	$2,960	$781	26.4%

Depreciation and amortization increased $0.8 million, or 26.4%, to $3.7 million for the three months ended March 31, 2023 compared to $3.0 million for the same period in 2022. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized infrastructure costs to support our growth. As a percentage of revenues, depreciation expense increased slightly to 2.8% in the three months ended March 31, 2023 compared to 2.6% for the same period in 2022.

Other Operating Expense, Net

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022	Period-over-Period change
Other operating expense, net	$284	$848	$(564)	(66.5)%

Other operating expense, net, decreased $0.6 million, or (66.5)%, to $0.3 million of expense for the three months ended March 31, 2023 compared to $0.8 million of expense for the same period in 2022. The three months ended March 31, 2023 included $0.1 million foreign currency transaction losses incurred and $0.2 million associated with an increase in the contingent consideration liability for the Tellutax, Inc. acquisition (“Tellutax” and the “Tellutax Contingent Consideration”). The three months ended March 31, 2022 was primarily comprised of a $0.7 million increase in the Tellutax Contingent Consideration liability. As a percentage of total revenues, other operating expense, net decreased to 0.2% in the three months ended March 31, 2023 compared to 0.7% for the same period in 2022.

Income Tax Expense

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022	Period-over-Period change
Income tax expense	$9,553	$808	$8,745	*

*: Percentage change not meaningful.

Income tax expense increased by $8.7 million, to $9.6 million for the three months ended March 31, 2023 compared to $0.8 million for the same period in 2022. The increase in tax expense was primarily driven by an increase in state income taxes, differences in tax rates on foreign jurisdiction income or loss, limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m), and a valuation allowance on net deferred tax assets established for certain foreign jurisdictions.

Liquidity and Capital Resources

As of March 31, 2023, we had unrestricted cash and cash equivalents of $68.6 million and an accumulated deficit of $5.6 million. In addition, we had $11.5 million in investment securities with a maturity date exceeding three months as of March 31, 2023, not included in unrestricted cash and cash equivalents. Our primary sources of capital to date have been from sales of our solutions, proceeds from bank lending facilities and the initial public offering of our Class A common stock in July 2020 (the “Offering”). On March 8, 2022, we entered into a second amendment to our credit agreement with a banking syndicate (the “Second Amendment to the Credit Agreement”), which provided a $250.0 million facility consisting of a $50.0 million term loan (the “Term Loan”) and a $200.0 million line of credit (the “Line of Credit”). The proceeds from the Term Loan will be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes.

We believe that our existing cash resources and our bank Line of Credit will be sufficient to meet our capital requirements and fund our operations. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us.

The following table presents a summary of our cash flows for the periods indicated:

	For the three months ended
	March 31,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Net cash provided by operating activities	$6,755	$2,595	$4,160	160.3%
Net cash used in investing activities	(17,561)	(17,259)	(302)	(1.7)%
Net cash (used in) provided by financing activities	(1,531)	39,780	(41,311)	(103.8)%
Effect of foreign exchange rate changes	204	(83)	287	345.8%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(12,133)	$25,033	$(37,166)	(148.5)%

Operating Activities. Net cash provided by operating activities was $6.8 million for the three months ended March 31, 2023 compared to net cash provided by operating activities of $2.6 million for the same period in 2022, an increase of $4.2 million. The increase in cash provided by operating activities in the three months ended March 31, 2023 over the same period in 2022 of $4.2 million included: (i) a $24.7 million improvement in net cash from operating assets and liabilities, offset by (ii) a $20.5 million net decrease in cash comprised of adjustments to net loss for noncash operating activity which included increases in (a) depreciation and amortization of $4.0 million associated with investments in commercial software, infrastructure and acquisitions, (b) stock-based compensation of $6.5 million, and (c) deferred income taxes of $13.0 million.

Investing Activities. Net cash used in investing activities was $17.6 million for the three months ended March 31, 2023 compared to $17.3 million for the same period in 2022, a slight increase in use of funds for investing activities of $0.3 million. This increase included purchases of investment securities of $3.5 million, offset by $3.3 million in proceeds from maturities of these investments.  In addition, investments in commercial software and internal tools increased $0.5 million in support of our commercial cloud-based customer solutions and internal infrastructure systems and tools. This was offset by a $0.5 million reduction in cash paid for acquisitions.

Financing Activities. Net cash used in financing activities was $1.5 million for the three months ended March 31, 2023 compared to $39.8 million net cash provided by financing activities for the same period in 2022, a decrease in cash of $41.3 million. The decrease in cash provided by financing activities was primarily driven by cash received in 2022 in connection with borrowings under the Term Loan of $50.0 million associated with the Second Amendment to the Credit

Agreement, partially offset by an increase in customer funds obligations of $9.9 million in 2023 due primarily to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds.

Debt. As of March 31, 2023, we had a $200.0 million Line of Credit with no outstanding borrowings and a $50.0 million Term Loan in connection with the Second Amendment to the Credit Agreement. Interest on outstanding borrowings accrue at a base rate plus an applicable margin (8.00% as of March 31, 2023) or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (5.72% as of March 31, 2023). We have $48.6 million in bank debt outstanding at March 31, 2023 associated with the Term Loan.

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

Contractual Obligations and Commitments

Other than the borrowings under the Second Amendment to the Credit Agreement entered into in March 2022, there have been no material updates or changes to our contractual obligations and commitments compared to contractual obligations and commitments described in our 2022 Annual Report.

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

	As of March 31,
(Dollars in millions)	2023	2022	Year-Over-Year Change
Annual Recurring Revenue	$446.5	$380.6	$65.9	17.3%

ARR increased by $65.9 million, or 17.3%, at March 31, 2023, as compared to March 31, 2022. The increase was primarily driven by $40.0 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $25.9 million in growth of subscriptions of our tax solutions to new customers.

We had 4,278 customers and AARPC was approximately $104,370 at March 31, 2023. At March 31, 2022, we had 4,242 customers and approximately $89,700 of AARPC. The increase in AARPC was primarily due to expansion of usage by existing customers and adding new customers through organic growth.

Net Revenue Retention Rate (“NRR”)

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

	As of March 31,
	2023	2022
Net Revenue Retention Rate	110%	110%

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

	As of March 31,
	2023	2022
Gross Revenue Retention Rate	96%	96%

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs (which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations). Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net loss was $(18.1) million and $(0.3) million for the three months ended March 31, 2023 and 2022, respectively, while our net loss margin was (13.7)% and (0.3)% over the same periods, respectively.

	For the three months ended
	March 31,
(Dollars in thousands)	2023	2022

	(unaudited)
Adjusted EBITDA:
Net loss	$(18,132)	$(334)
Interest expense, net	(350)	(6)
Income tax expense	9,553	808
Depreciation and amortization - property and equipment	3,741	2,960
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	12,435	9,697
Amortization of acquired intangible assets - selling and marketing expense	766	249
Stock-based compensation expense	11,434	4,933
Severance expense	555	122
Acquisition contingent consideration	200	700
Transaction costs	—	7
Adjusted EBITDA	$20,202	$19,136

Adjusted EBITDA Margin:
Total revenues	$132,751	$114,984
Adjusted EBITDA margin	15.2%	16.6%

The increase in Adjusted EBITDA for the three months ended March 31, 2023 of $1.1 million over the comparable period in 2022 was primarily driven by an increase of $14.6 million in non-GAAP gross profit, offset by increases in various non-GAAP operating expense categories including $6.4 million in non-GAAP selling and marketing expense, $4.1 million in non-GAAP research and development expense and $3.1 million in non-GAAP general and administrative expense. Increased investment in selling and marketing expense was driven by increased expenses associated with the growth in period over period subscription sales and services revenue and expansion of our partner and channel management programs. In addition, there was increased advertising and promotional spending and brand awareness efforts. Increased research and development expense was due primarily to an increase in personnel costs related to development work associated with innovation and new solutions to address end-to-end data analysis and compliance needs of our customers.  Increased general and administrative expense was driven by planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and resources in support of our growth. Adjusted EBITDA margin decreased to 15.2% for the three months ended March 31, 2023 compared to 16.6% for the comparable period in 2022 primarily due to operating expenses increasing at a higher rate than our increases in revenues, driven by our previously noted investments to enable future growth.

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

We define free cash flow margin as free cash flow divided by total revenues for the same period. Our net cash provided by operating activities was $6.8 million and $2.6 million for the three months ended March 31, 2023 and 2022, respectively, while our operating cash flow margin was 5.1% and 2.3% over the same periods, respectively.

	For the three months ended
	March 31,
(Dollars in thousands)	2023	2022

	(unaudited)
Free Cash Flow:
Cash provided by operating activities	$6,755	$2,595
Property and equipment additions	(13,313)	(13,873)
Capitalized software additions	(4,007)	(2,912)
Free cash flow	$(10,565)	$(14,190)

Free Cash Flow Margin:
Total revenues	$132,751	$114,984
Free cash flow margin	(8.0)%	(12.3)%

Free cash flow increased by $3.6 million for the three months ended March 31, 2023, as compared to the same period in 2022. This increase was primarily driven by an increase in net cash provided by operating activities of $4.2 million. Free cash flow margin improved to (8.0)% for the three months ended March 31, 2023, compared to (12.3)% for the same period in 2022.

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

Additional Non-GAAP Financial Measures

In addition to Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow margin calculated and discussed in “Key Business Metrics,” the following additional non-GAAP financial measures are calculated and presented further below:

●	Non-GAAP cost of revenues, software subscriptions is determined by adding back to GAAP cost of revenues, software subscriptions, the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP cost of revenues, services is determined by adding back to GAAP cost of revenues, services, the stock-based compensation expense included in cost of revenues, services for the respective periods.

●	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP gross margin is determined by dividing non-GAAP gross profit by total revenues for the respective periods.
●	Non-GAAP research and development expense is determined by adding back to GAAP research and development expense the stock-based compensation expense included in research and development expense for the respective periods.
●	Non-GAAP selling and marketing expense is determined by adding back to GAAP selling and marketing expense the stock-based compensation expense and the amortization of acquired intangible assets included in selling and marketing expense for the respective periods.
●	Non-GAAP general and administrative expense is determined by adding back to GAAP general and administrative expense the stock-based compensation expense and severance expense included in general and administrative expense for the respective periods.
●	Non-GAAP operating income is determined by adding back to GAAP loss or income from operations the stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs (which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations), included in GAAP loss or income from operations for the respective periods.
●	Non-GAAP net income is determined by adding back to GAAP net loss or income the income tax benefit or expense, stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs (which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations), included in GAAP net loss or income for the respective periods to determine non-GAAP loss or income before income taxes. Non-GAAP loss or income before income taxes is then adjusted for income taxes calculated using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5%.

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

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022

	(unaudited)
Non-GAAP cost of revenues, software subscriptions	$23,972	$22,770
Non-GAAP cost of revenues, services	$13,508	$11,547
Non-GAAP gross profit	$95,271	$80,667
Non-GAAP gross margin	71.8%	70.2%
Non-GAAP research and development expense	$13,628	$9,519
Non-GAAP selling and marketing expense	$32,072	$25,631
Non-GAAP general and administrative expense	$29,285	$26,233
Non-GAAP operating income	$16,461	$16,176
Non-GAAP net income	$12,524	$12,056

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022

	(unaudited)
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$37,403	$32,913
Stock-based compensation expense	(996)	(446)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(12,435)	(9,697)
Non-GAAP cost of revenues, software subscriptions	$23,972	$22,770

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$14,344	$11,953
Stock-based compensation expense	(836)	(406)
Non-GAAP cost of revenues, services	$13,508	$11,547

Non-GAAP Gross Profit:
Gross profit	$81,004	$70,118
Stock-based compensation expense	1,832	852
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	12,435	9,697
Non-GAAP gross profit	$95,271	$80,667

Non-GAAP Gross Margin:
Total revenues	$132,751	$114,984
Non-GAAP gross margin	71.8%	70.2%

Non-GAAP Research and Development Expense:
Research and development expense	$15,862	$9,633
Stock-based compensation expense	(2,234)	(114)
Non-GAAP research and development expense	$13,628	$9,519

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$35,736	$27,452
Stock-based compensation expense	(2,898)	(1,572)
Amortization of acquired intangible assets – selling and marketing expense	(766)	(249)
Non-GAAP selling and marketing expense	$32,072	$25,631

	Three months ended
	March 31,
(Dollars in thousands)	2023	2022
Non-GAAP General and Administrative Expense:
General and administrative expense	$34,310	$28,757
Stock-based compensation expense	(4,470)	(2,395)
Severance expense	(555)	(122)
Transaction costs	—	(7)
Non-GAAP general and administrative expense	$29,285	$26,233

Non-GAAP Operating Income:
Loss (income) from operations	$(8,929)	$468
Stock-based compensation expense	11,434	4,933
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	12,435	9,697
Amortization of acquired intangible assets – selling and marketing expense	766	249
Severance expense	555	122
Acquisition contingent consideration	200	700
Transaction costs	—	7
Non-GAAP operating income	$16,461	$16,176

Non-GAAP Net Income:
Net Loss	$(18,132)	$(334)
Income tax expense	9,553	808
Stock-based compensation expense	11,434	4,933
Depreciation and amortization of capitalized software and acquired intangible assets - cost of subscription revenues	12,435	9,697
Amortization of acquired intangible assets – selling and marketing expense	766	249
Severance expense	555	122
Acquisition contingent consideration	200	700
Transaction costs	—	7
Non-GAAP income before income taxes	16,811	16,182
Income tax adjustment at statutory rate	(4,287)	(4,126)
Non-GAAP net income	$12,524	$12,056

Critical Accounting Estimates

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include software development costs, business combinations, goodwill, accounting for stock-based compensation, revenue recognition, and income taxes, which are described in our 2022 Annual Report.

There have been no material updates or changes to our critical accounting estimates compared to the critical accounting estimates described in our 2022 Annual Report.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 1, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had unrestricted cash and cash equivalents of $68.6 million and $91.8 million as of March 31, 2023 and December 31, 2022, respectively, and investments of $11.5 million and $11.2 million as of March 31, 2023 and December 31, 2022, respectively. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions, and in short duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

We are exposed to risk related to changes in interest rates on our outstanding borrowings. Borrowings under the Second Amendment to the Credit Agreement bear interest at rates that are variable. Increases in the bank prime or SOFR rates would increase the interest rate on any future outstanding borrowings. Any debt we incur in the future may also bear interest at variable rates. For each 100 basis point increase in the bank prime or SOFR rates, this would be expected to result in a projected increase in interest expense of $0.5 million annually.

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the three months ended March 31, 2023 and 2022, approximately 3% and 4%, respectively, of our revenues were denominated in currencies other than U.S. dollars.

We have experienced and will continue to experience fluctuations in our net loss or income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have historically recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows. The acquisition of the controlling interest in Systax in January 2020 and the future purchase commitment liabilities associated with this acquisition are expected to increase our exposure to fluctuations of the Brazilian Real over time. At March 31, 2023, outstanding foreign currency forward contracts hedge approximately 34% of our exposure to adverse fluctuations in the Brazilian Real associated with these future purchase commitment liabilities.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 25, 2022 we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interference with our contractual relations and to prohibit the disclosure in any way of our confidential, proprietary and/or trade secret information. We also seek monetary damages, including punitive damages and attorney’s fees. Avalara has filed a motion to dismiss for lack of personal jurisdiction. As of March 31, 2023, the matter remains before the Court as the parties pursue jurisdictional discovery, after which, further briefs will be filed. We believe the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

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

ITEM 1A. RISK FACTORS

This document incorporates by reference various risk factors discussed in the Company’s 2022 Annual Report, under the heading “Risk Factors”. There are no material changes to the risk factors discussed in these filings. You should carefully consider these risks, together with management’s discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. If any of the events contemplated should occur, our business, results of operations, financial condition and cash flows could suffer significantly.

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

Vertex, Inc.

Date: May 10, 2023	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: May 10, 2023	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)