Form 10-Q
period 2023-06-30
Vertex, Inc.
filed 2023-08-09
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of  August 4, 2023, the registrant had 55,245,904 shares of Class A common stock, $0.001 par value per share, and 96,839,000 shares of Class B common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2023 and December 31, 2022

(Amounts in thousands, except per share data)

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,865	$91,803
Funds held for customers	30,156	14,945
Accounts receivable, net of allowance of $14,218 and $9,554, respectively	129,093	102,885
Prepaid expenses and other current assets	22,026	22,340
Investment securities available-for-sale, at fair value (amortized cost of $11,235 and $11,220, respectively)	11,201	11,173
Total current assets	234,341	243,146
Property and equipment, net of accumulated depreciation	98,912	101,090
Capitalized software, net of accumulated amortization	39,461	39,012
Goodwill and other intangible assets	259,587	257,023
Deferred commissions	16,726	15,463
Deferred income tax asset	42,855	30,938
Operating lease right-of-use assets	16,564	17,187
Other assets	16,624	15,333
Total assets	$725,070	$719,192
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,500	$2,188
Accounts payable	22,009	14,329
Accrued expenses	55,991	38,234
Customer funds obligations	26,594	12,121
Accrued salaries and benefits	12,332	10,790
Accrued variable compensation	15,027	23,729
Deferred compensation, current	—	2,809
Deferred revenue, current	274,094	268,847
Current portion of operating lease liabilities	4,454	4,086
Current portion of finance lease liabilities	59	103
Deferred purchase consideration, current	9,974	19,824
Purchase commitment and contingent consideration liabilities, current	7,866	6,149
Total current liabilities	430,900	403,209
Deferred revenue, net of current portion	2,959	10,289
Debt, net of current portion	45,478	46,709
Operating lease liabilities, net of current portion	18,330	20,421
Finance lease liabilities, net of current portion	—	10
Purchase commitment and contingent consideration liabilities, net of current portion	1,500	8,412
Deferred other liabilities	188	417
Total liabilities	499,355	489,467
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 54,054 and 50,014 shares issued and outstanding, respectively	54	50
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 97,718 and 100,307 shares issued and outstanding, respectively	98	100
Additional paid in capital	262,095	244,820
(Accumulated deficit) retained earnings	(12,521)	12,507
Accumulated other comprehensive loss	(24,011)	(27,752)
Total stockholders' equity	225,715	229,725
Total liabilities and stockholders' equity	$725,070	$719,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three and six months ended June 30, 2023 and 2022

(Amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	$117,836	$101,088	$228,850	$198,219
Services	21,859	18,188	43,596	36,041
Total revenues	139,695	119,276	272,446	234,260
Cost of revenues:
Software subscriptions	38,516	36,209	75,919	69,122
Services	15,363	11,920	29,707	23,873
Total cost of revenues	53,879	48,129	105,626	92,995
Gross profit	85,816	71,147	166,820	141,265
Operating expenses:
Research and development	12,680	10,310	28,542	19,943
Selling and marketing	33,541	31,979	69,277	59,431
General and administrative	39,376	30,084	73,686	58,841
Depreciation and amortization	3,878	3,224	7,619	6,184
Other operating expense (income), net	413	(154)	697	694
Total operating expenses	89,888	75,443	179,821	145,093
Loss from operations	(4,072)	(4,296)	(13,001)	(3,828)
Interest (income) expense, net	(105)	724	(455)	718
Loss before income taxes	(3,967)	(5,020)	(12,546)	(4,546)
Income tax expense	2,929	500	12,482	1,308
Net loss	(6,896)	(5,520)	(25,028)	(5,854)
Other comprehensive (income) loss:
Foreign currency translation adjustments and revaluations, net of tax	(609)	11,777	(3,731)	13,826
Unrealized (gain) loss on investments, net of tax	3	(2)	(10)	(2)
Total other comprehensive (income) loss, net of tax	(606)	11,775	(3,741)	13,824
Total comprehensive loss	$(6,290)	$(17,295)	$(21,287)	$(19,678)

Net loss attributable to Class A stockholders, basic	$(2,447)	$(1,598)	$(8,633)	$(1,679)
Net loss per Class A share, basic	$(0.05)	$(0.04)	$(0.17)	$(0.04)
Weighted average Class A common stock, basic	53,762	43,286	52,109	42,818
Net loss attributable to Class A stockholders, diluted	$(2,447)	$(1,598)	$(8,633)	$(1,679)
Net loss per Class A share, diluted	$(0.05)	$(0.04)	$(0.17)	$(0.04)
Weighted average Class A common stock, diluted	53,762	43,286	52,109	42,818
Net loss attributable to Class B stockholders, basic	$(4,449)	$(3,922)	$(16,395)	$(4,175)
Net loss per Class B share, basic	$(0.05)	$(0.04)	$(0.17)	$(0.04)
Weighted average Class B common stock, basic	97,718	106,203	98,969	106,505
Net loss attributable to Class B stockholders, diluted	$(4,449)	$(3,922)	$(16,395)	$(4,175)
Net loss per Class B share, diluted	$(0.05)	$(0.04)	$(0.17)	$(0.04)
Weighted average Class B common stock, diluted	97,718	106,203	98,969	106,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2023 and 2022 (unaudited)
(Amounts in thousands)

						(Accumulated	Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional	Deficit)	Other	Total
	Class A	Common	Class B	Common	Paid In	Retained	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2023	50,014	$50	100,307	$100	$244,820	$12,507	$(27,752)	$229,725
Exercise of stock options, net	592	1	—	—	1,279	—	—	1,280
Shares issued upon vesting of Restricted Stock Units, net	391	—	—	—	(3,471)	—	—	(3,471)
Shares issued upon vesting of Restricted Stock Awards, net	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,938	—	—	10,938
Shares issued in connection with ESPP	—	—	—	—	—	—	—	—
Class B shares exchanged for Class A shares	2,589	2	(2,589)	(2)	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	3,122	3,122
Unrealized gain from available-for-sale investments, net of tax	—	—	—	—	—	—	13	13
Net loss	—	—	—	—	—	(18,132)	—	(18,132)
Balance, March 31, 2023	53,586	53	97,718	98	253,566	(5,625)	(24,617)	223,475
Exercise of stock options, net	259	1	—	—	668	—	—	669
Shares issued upon vesting of Restricted Stock Units, net	22	—	—	—	(221)	—	—	(221)
Shares issued upon vesting of Restricted Stock Awards, net	106	—	—	—	—	—	—	—
Shares issued in connection with ESPP	81	—	—	—	1,178	—	—	1,178
Stock-based compensation expense	—	—	—	—	6,904	—	—	6,904
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	609	609
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(6,896)	—	(6,896)
Balance, June 30, 2023	54,054	$54	97,718	$98	$262,095	$(12,521)	$(24,011)	$225,715

							Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional		Other	Total
	Class A	Common	Class B	Common	Paid In	Retained	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2022	42,286	$42	106,807	$107	$222,621	$24,811	$(17,497)	$230,084
Exercise of stock options, net	272	—	—	—	278	—	—	278
Shares issued upon vesting of Restricted Stock Units, net	3	—	—	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	—	—	4,867	—	—	4,867
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(2,049)	(2,049)
Net loss	—	—	—	—	—	(334)	—	(334)
Balance, March 31, 2022	42,561	42	106,807	107	227,751	24,477	(19,546)	232,831
Exercise of stock options, net	93	—	—	—	(34)	—	—	(34)
Shares issued upon vesting of Restricted Stock Awards, net	59	—	—	—	—	—	—	—
Stock-based compensation expense		—	—	—	4,166	—	—	4,166
Shares issued in connection with ESPP	103	—	—	—	967	—	—	967
Class B shares exchanged for Class A shares	5,500	6	(5,500)	(6)	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(11,777)	(11,777)
Unrealized gain from available for sale investments, net of tax	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(5,520)	—	(5,520)
Balance, June 30, 2022	48,316	$48	101,307	$101	$232,850	$18,957	$(31,321)	$220,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2023 and 2022
(Amounts in thousands)

	Six months ended June 30,
	2023	2022

	(unaudited)
Cash flows from operating activities:
Net loss	$(25,028)	$(5,854)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	34,190	30,535
Amortization of cloud computing implementation costs	631	—
Provision for subscription cancellations and non-renewals	1,374	(611)
Amortization of deferred financing costs	126	118
Change in fair value of contingent consideration liability	449	700
Write-off of deferred financing costs	—	370
Stock-based compensation expense	18,456	9,127
Deferred income tax (benefit)	(12,331)	(88)
Non-cash operating lease costs	625	1,534
Other	(67)	552
Changes in operating assets and liabilities:
Accounts receivable	(30,512)	(10,900)
Prepaid expenses and other current assets	355	(3,124)
Deferred commissions	(1,263)	387
Accounts payable	7,655	4,732
Accrued expenses	17,407	685
Accrued and deferred compensation	(10,705)	(17,550)
Deferred revenue	1,179	6,288
Operating lease liabilities	(1,722)	(1,868)
Other	(1,717)	(6,445)
Net cash (used in) provided by operating activities	(898)	8,588
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(474)
Property and equipment additions	(21,859)	(21,839)
Capitalized software additions	(9,042)	(5,926)
Purchase of investment securities, available-for-sale	(8,427)	(6,943)
Proceeds from maturities of investment securities, available-for-sale	8,600	—
Net cash used in investing activities	(30,728)	(35,182)
Cash flows from financing activities:
Net increase (decrease) in customer funds obligations	14,473	(4,571)
Proceeds from term loan	—	50,000
Principal payments on long-term debt	(938)	(313)
Payments for deferred financing costs	—	(983)
Proceeds from purchases of stock under ESPP	1,178	967
Payments for taxes related to net share settlement of stock-based awards	(3,986)	(489)
Proceeds from exercise of stock options	2,243	718
Distributions under Tax Sharing Agreement	—	(536)
Payments for purchase commitment and contingent consideration liabilities	(6,424)	(255)
Payments of finance lease liabilities	(27)	(49)
Payments for deferred purchase commitments	(10,000)	(10,000)
Net cash (used in) provided by financing activities	(3,481)	34,489
Effect of exchange rate changes on cash, cash equivalents and restricted cash	380	(612)
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,727)	7,283
Cash, cash equivalents and restricted cash, beginning of period	106,748	98,206
Cash, cash equivalents and restricted cash, end of period	$72,021	$105,489
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$41,865	$85,554
Restricted cash—funds held for customers	30,156	19,935
Total cash, cash equivalents and restricted cash, end of period	$72,021	$105,489

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

The Company has a 80% controlling equity interest in Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software. Systax was determined to be a VIE and the accounts are included in the condensed consolidated condensed financial statements. Vertex does not have full decision-making authority over Systax; however, Vertex is the entity that most significantly participates in the variability of the fair value of Systax’s net assets and is considered the entity most closely associated to Systax. As such, Vertex is deemed the primary beneficiary of Systax and consolidates Systax into its condensed consolidated financial statements.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the SEC on March 10, 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements included in the 2022 Annual Report. The accompanying interim condensed consolidated balance sheet as of June 30, 2023, the interim condensed consolidated statements of comprehensive loss and changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022,  and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.

Revision of Previously Issued Financial Statements

Certain prior period amounts on the condensed consolidated balance sheets and condensed consolidated statements of cash flows, reflected in the tables below, have been revised to correct for certain immaterial errors, as described below.

During the second quarter of 2023, management identified certain immaterial errors impacting previously issued financial statements beginning as of December 31, 2021, and subsequent annual and quarterly reporting periods through March 31, 2023. Specifically, management identified an error in financial statement presentation required to be corrected to correctly reflect Cloud Computing Arrangement (“CCA”) software implementation costs in accordance with

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Accounting Standards Codification (“ASC”) 350-40, Goodwill and Other, Internal-Use Software (“ASC 350-40”). Management determined that these software implementation costs were subject to the internal-use software guidance under ASC 350-40 and appropriately capitalized these implementation costs in accordance with this guidance. Although the costs were correctly capitalized, they were incorrectly presented as property and equipment in the consolidated balance sheets, and as property and equipment additions in the consolidated statements of cash flows.

Management assessed the materiality of this presentation on prior period consolidated financial statements in accordance with the SEC Staff Accounting Bulletin No. 99, “Materiality,” codified in ASC Topic 250, Accounting Changes and Error Corrections (“ASC 250”). Based on this assessment, management concluded that the error correction is not material to any previously presented interim or annual financial statements.

The effect on the consolidated balance sheets is as follows:

December 31, 2021	As Reported	Revision	As Revised
Property and equipment, net of accumulated depreciation	$98,390	$(1,680)	$96,710
Other assets	1,900	1,680	3,580

March 31, 2022 (unaudited)
Property and equipment, net of accumulated depreciation	$102,228	$(4,642)	$97,586
Other assets	3,158	4,642	7,800

June 30, 2022 (unaudited)
Property and equipment, net of accumulated depreciation	$106,526	$(7,668)	$98,858
Other assets	2,592	7,668	10,260

September 30, 2022 (unaudited)
Property and equipment, net of accumulated depreciation	$109,123	$(11,107)	$98,016
Other assets	2,422	11,107	13,529

December 31, 2022
Prepaid expenses and other current assets	$20,383	$1,957	$22,340
Total current assets	241,189	1,957	243,146
Property and equipment, net of accumulated depreciation	115,768	(14,678)	101,090
Other assets	2,612	12,721	15,333

March 31, 2023 (unaudited)
Prepaid expenses and other current assets	$22,536	$3,588	$26,124
Total current assets	231,435	3,588	235,023
Property and equipment, net of accumulated depreciation	117,444	(17,942)	99,502
Other assets	2,621	14,354	16,975

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The effect on the consolidated statements of cash flows are as follows:

	Twelve months ended December 31, 2021
	As Reported	Revision	As Revised
Cash flows from operating activities:
Other changes in operating assets and liabilities	$336	$(1,680)	$(1,344)
Net cash (used in) provided by operating activities	91,969	(1,680)	90,289

Cash flows from investing activities:
Property and equipment additions	(33,386)	1,680	(31,706)
Net cash used in investing activities	(296,458)	1,680	(294,778)

	Three months ended March 31, 2022
(unaudited)	As Reported	Revision	As Revised
Cash flows from operating activities:
Other changes in operating assets and liabilities	$(950)	$(2,962)	$(3,912)
Net cash (used in) provided by operating activities	2,595	(2,962)	(367)

Cash flows from investing activities:
Property and equipment additions	(13,873)	2,962	(10,911)
Net cash used in investing activities	(17,259)	2,962	(14,297)

	Six months ended June 30, 2022
(unaudited)	As Reported	Revision	As Revised
Cash flows from operating activities:
Other changes in operating assets and liabilities	$(457)	$(5,988)	$(6,445)
Net cash (used in) provided by operating activities	14,576	(5,988)	8,588

Cash flows from investing activities:
Property and equipment additions	(27,827)	5,988	(21,839)
Net cash used in investing activities	(41,170)	5,988	(35,182)

	Nine months ended September 30, 2022
(unaudited)	As Reported	Revision	As Revised
Cash flows from operating activities:
Other changes in operating assets and liabilities	$(349)	$(9,427)	$(9,776)
Net cash (used in) provided by operating activities	33,026	(9,427)	23,599

Cash flows from investing activities:
Property and equipment additions	(42,973)	9,427	(33,546)
Net cash used in investing activities	(59,862)	9,427	(50,435)

	Twelve months ended December 31, 2022
	As Reported	Revision	As Revised
Cash flows from operating activities:
Prepaid expenses and other current assets	$(214)	$(1,957)	$(2,171)
Other changes in operating assets and liabilities	(583)	(11,041)	(11,624)
Net cash (used in) provided by operating activities	76,846	(12,998)	63,848

Cash flows from investing activities:
Property and equipment additions	(58,530)	12,998	(45,532)
Net cash used in investing activities	(85,046)	12,998	(72,048)

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

	Three months ended March 31, 2023
(unaudited)	As Reported	Revision	As Revised
Cash flows from operating activities:
Prepaid expenses and other current assets	$(2,109)	$(1,631)	$(3,740)
Other changes in operating assets and liabilities	(58)	(1,633)	(1,691)
Net cash (used in) provided by operating activities	6,755	(3,264)	3,491

Cash flows from investing activities:
Property and equipment additions	(13,313)	3,264	(10,049)
Net cash used in investing activities	(17,561)	3,264	(14,297)

The condensed consolidated balance sheet as of December 31, 2022 and the condensed consolidated statement of cash flows for the six months ended June 30, 2022 have been revised in this Quarterly Report on Form 10-Q. The Company intends to revise the remaining quarterly and annual amounts affected in future filings in which they appear, as applicable.

    Segments

The Company operates its business as one operating segment. For the three and six months ended June 30, 2023, approximately 7% of the Company’s revenues were generated from customers located outside the U.S. For the three and six months ended June 30, 2022, revenues generated from customers located outside the U.S. were approximately 10% and 8%, respectively. As of June 30, 2023 and December 31, 2022, $1,056 and $827, respectively, of the Company’s property and equipment assets were held outside the U.S.

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues and expenses during the reporting period. Significant estimates used in preparing these condensed consolidated financial statements include: (i) the estimated allowance for subscription cancellations, (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) allowance for credit losses on available-for-sale debt securities; (iv) the reserve for self-insurance, (v) assumptions related to achievement of technological feasibility for software developed for sale, (vi) product life cycles, (vii) estimated useful lives and potential impairment of long-lived assets and intangible assets, (viii) potential impairment of goodwill, (ix) determination of the fair value of tangible and intangible assets acquired, liabilities assumed and consideration transferred in acquisitions, (x) amortization period of material rights and deferred commissions (xi) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of certain stock-based compensation awards, and Employee Stock Purchase Plan (“ESPP”) purchase rights  (xii) measurement of future purchase commitment, contingent consideration liabilities and deferred purchase consideration liabilities associated with acquisitions, and (xiii) the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements or tax returns. Actual results may differ from these estimates.

Software Development Costs

Cloud Computing Software Implementation Costs

The Company follows ASC 350-40, Goodwill and Other, Internal-Use Software, to account for development costs incurred for cloud computing software implementations. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Costs are primarily comprised of third-party consulting fees, direct labor, and related expenses. ASC 350-40 includes specific guidance on costs not to be capitalized, such as overhead, general and administrative and training costs. Costs are capitalized once the project is defined, funding is committed and it is confirmed the software will be used for its intended use. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred.

Cloud computing software implementation costs incurred in hosting arrangements are capitalized and reported as a component of prepaid expenses and other current assets, or other assets, once available for their intended use. These costs are amortized using the straight-line method over their respective contract service periods, including periods covered by

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

an option to extend, ranging from two to five years and are included in general and administrative expenses in the consolidated statements of comprehensive loss.

Costs related to cloud computing implementation incurred in hosting arrangements are capitalized and reported as a component of prepaid expenses and other current assets, or non-current assets.  At June 30, 2023, $4,639 and $16,615 were reported in prepaid expenses and other current assets, and non-current assets, respectively, in the condensed consolidated balance sheets.

Amortization expense for capitalized cloud computing implementation costs for both the three and six month periods ended June 30, 2023 was $699 and is included in general and administrative expense in the condensed consolidated statements of comprehensive loss. There was no amortization expense for the three and six month periods ended June 30, 2022.

Supplemental Balance Sheet Disclosures

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of June 30,	December 31,
	2023	2022
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$6,187	$5,875
Unamortized cloud computing implementation costs	4,105	1,957
Prepaid insurance	647	2,291
Prepaid licenses and support	11,087	12,217
Prepaid expenses and other current assets	$22,026	$22,340

Other assets:
Unamortized cloud computing implementation costs	$14,545	$12,721
Other assets	2,079	2,612
Total other assets	$16,624	$15,333

Accrued expenses:
Accrued general expenses	$20,593	$18,485
Accrued contract labor and professional fees	12,782	17,421
Accrued income and other taxes	22,616	2,328
Accrued expenses	$55,991	$38,234

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Deferred Revenue

In October 2021, the Financial Accounting Standard Board issued ASU No. 2021-08, Business Combinations (“ASU 2021-08”). ASU 2021-08 provides specific guidance on how to recognize and measure contract assets and contract liabilities related to revenue contracts with customers acquired in a business combination. This will align the accounting for these acquired contracts to the accounting for revenue contracts originated by the acquirer and will provide more comparable information to investors and other financial statement users seeking to better understand the financial impact of these acquisitions. The Company adopted this standard effective January 1, 2023 on a prospective basis for business combinations occurring on or after this date. Although this standard does not have a material impact on the Company’s current condensed consolidated financial statements, adoption could have a material impact on the accounting for future acquisitions reflected in the Company’s condensed consolidated financial statements.

2.     REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Software subscriptions:
Software licenses	$66,625	$60,872	$129,433	$119,731
Cloud subscriptions	51,211	40,216	99,417	78,488
Software subscriptions	117,836	101,088	228,850	198,219
Services	21,859	18,188	43,596	36,041
Total revenues	$139,695	$119,276	$272,446	$234,260

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of  $14,218 and $9,554 at June 30, 2023 and December 31, 2022, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the six months ended June 30, 2023	For the year ended December 31, 2022
	(unaudited)
Balance, beginning of period	$102,885	$76,929
Balance, end of period	129,093	102,885
Increase, net	$26,208	$25,956

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period or over the amortization period of material rights. Deferred revenue is reflected net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $10,409 and $7,133 at June 30, 2023 and December

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

31, 2022, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended June 30,
	2023		2022
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, April 1,	$(10,641)		$(8,450)
Allowance balance, June 30,	(14,218)		(8,719)
Change in allowance		$3,577		$269
Deferred allowance balance, April 1,	7,516		6,098
Deferred allowance balance, June 30,	10,409		6,700
Change in deferred allowance		(2,893)		(602)
Net amount charged to revenues		$684		$(333)

	For the six months ended June 30,
	2023		2022
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, January 1,	$(9,554)		$(9,151)
Allowance balance, June 30,	(14,218)		(8,719)
Change in allowance		$4,664		$(432)
Deferred allowance balance, January 1,	7,133		6,537
Deferred allowance balance, June 30,	10,409		6,700
Change in deferred allowance		(3,276)		(163)
Net amount charged to revenues		$1,388		$(595)

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets. The tables provide information about the balances of and changes to deferred revenue for the following periods:

	As of June 30,	As of December 31,
	2023	2022
	(unaudited)
Balances:
Deferred revenue, current	$274,094	$268,847
Deferred revenue, non-current	2,959	10,289
Total deferred revenue	$277,053	$279,136

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Changes to deferred revenue:
Beginning balance	$283,116	$245,715	$279,136	$249,010
Additional amounts deferred	133,632	128,635	270,363	240,324
Revenues recognized	(139,695)	(119,276)	(272,446)	(234,260)
Ending balance	$277,053	$255,074	$277,053	$255,074

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

The changes to contract cost balances as of and for the following periods are:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Deferred commissions:
Beginning balance	$15,921	$11,679	$15,463	$12,555
Additions	2,747	2,931	5,598	4,656
Amortization	(1,942)	(2,442)	(4,335)	(5,043)
Ending balance	$16,726	$12,168	$16,726	$12,168

3.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s fair value for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of June 30, 2023 (unaudited)	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$27,458	$27,458	$—	$—
Commercial Paper	9,353	—	9,353	—
U.S. Treasury Securities	5,780	—	5,780	—
Tellutax Contingent Consideration	3,800	—	—	3,800
Foreign Currency Forward Contracts	744	—	744	—

	Fair Value Measurements Using
As of December 31, 2022	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$67,430	$67,430	$—	$—
Commercial Paper	9,660	—	9,660	—
U.S. Treasury Securities	5,203	—	5,203	—
Tellutax Contingent Consideration	4,800	—	—	4,800
Foreign Currency Forward Contracts	569	—	569	—

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

A fair value adjustment of $249 and $449 was recorded in other operating expense (income), net for the three and six months ended June 30, 2023, respectively. A fair value adjustment of $0 and $700 was recorded in other operating expense (income), net for the three and six months ended June 30, 2022, respectively. At June 30, 2023, the Tellutax Contingent Consideration of $2,300 and $1,500 is included in purchase commitment and contingent consideration liabilities, current, and purchase commitment and contingent consideration liabilities, net of current portion, respectively, in the condensed consolidated balance sheets. At December 31, 2022, the Tellutax Contingent Consideration of $1,400 and $3,400 is included in purchase commitment and contingent consideration liabilities, current, and purchase commitment and contingent consideration liabilities, net of current portion, respectively, in the condensed consolidated balance sheets.

Tellutax Contingent Consideration fair value as of June 30, 2023 and December 31, 2022 and unobservable inputs used for the Monte Carlo Simulation valuation were as follows:

	June 30, 2023 (unaudited)
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$3,800	Monte Carlo Simulation	Revenue volatility	70.0%
			Revenue discount rate	22.9%
			Term (in years)	1.9

	December 31, 2022
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$4,800	Monte Carlo Simulation	Revenue volatility	75.0%
			Revenue discount rate	22.4%
			Term (in years)	2.4

Changes in the fair value of Tellutax Contingent Consideration during the six months ended June 30, 2023 were as follows:

Tellutax
Contingent
Consideration
(unaudited)

Balance, January 1, 2023	$4,800
Fair value adjustments	449
Payments	(1,449)
Balance, June 30, 2023	$3,800

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

Non-recurring Fair Value Measurements

The LCR-Dixon Corporation (“LCR”) acquisition on September 22, 2021, the acquisition of EVAT Solutions Limited (“EVAT”) and its wholly owned subsidiaries (collectively, “Taxamo”) on May 12, 2021, the Tellutax acquisition on January 25, 2021, and the Systax acquisition on January 10, 2020, were accounted for as business combinations and the total purchase price for each acquisition was allocated to the net assets acquired and liabilities assumed based on their estimated fair values.

Deferred purchase consideration associated with the LCR acquisition was $9,974 and $19,824 at June 30, 2023 and December 31, 2022, respectively.

The Company has a contractual commitment to acquire the remaining equity interest from the original Systax Quotaholders incrementally through 2024. Future purchase commitment payments for these incremental acquisition amounts are based on a multiple of Systax revenue and earnings before interest, depreciation, amortization and income taxes (“EBITDA”) performance at the end of 2022 and 2023, whereby the Company will have full ownership after the final transaction in 2024. Management determined these future purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. The fair value of the Purchase Commitment Liability at the acquisition date was finalized to be $12,592. This amount will fluctuate as a result of changes in foreign currency exchange rates and is reflected in purchase commitment and contingent consideration liabilities in the condensed consolidated balance sheets, with such changes in exchange rates being reflected in other comprehensive loss or income in the condensed consolidated statements of comprehensive loss. Adjustments to the settlement date value that arise as a result of remeasurement at future balance sheet dates will be recorded as interest expense related to financing costs in the condensed consolidated statements of comprehensive income (loss) in the period the change is identified. No such adjustments have been recorded for the three or six months ended June 30, 2023 or 2022.

The Company acquired an additional 15% equity interest of Systax through a Purchase Commitment Liability payment of $4,975 during the three and six months ended June 30, 2023, increasing the Company’s equity interest in Systax to 80%. The remaining Purchase Commitment Liability at June 30, 2023 was $5,566, and is included in purchase commitment and contingent consideration liabilities, current, in the condensed consolidated balance sheet.

The Purchase Commitment Liability included in purchase commitment and contingent consideration liabilities, current and purchase commitment and contingent consideration liabilities, net of current portion in the consolidated balance sheets on December 31, 2022 was $4,749 and $5,012, respectively.

The carrying amounts of both the LCR deferred purchase consideration and the Systax Purchase Commitment Liability amounts discussed above approximated their respective fair values at such dates and are considered Level 3 non-recurring fair value measurements.

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

4.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of June 30,	As of December 31,
	2023	2022
	(unaudited)
Leasehold improvements	$20,458	$20,929
Equipment	22,030	39,238
Computer software purchased	2,687	11,892
Internal-use software developed:
Cloud-based customer solutions	135,874	142,980
Internal systems and tools	40,008	42,035
Furniture and fixtures	7,668	7,665
In-process internal-use software	7,058	18,200
Property and equipment	235,783	282,939
Less accumulated depreciation and amortization	(136,871)	(181,849)
Property and equipment, net	$98,912	$101,090

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,967 and $1,671 for the three months ended June 30, 2023 and 2022, respectively, and $3,484 and $3,389 for the six months ended June 30, 2023 and 2022, respectively, and is reflected in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

Finance lease amortization was $237 and $535 for the three months ended June 30, 2023 and 2022, respectively, and $516 and $770 for the six months ended June 30, 2023 and 2022, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of comprehensive loss.

Assets under finance leases of $393 and $1,461, net of accumulated amortization of $316 and $861, respectively, at June 30, 2023 and December 31, 2022, respectively, are included in property and equipment in the condensed consolidated balance sheets.

The major components of internal-use software are as follows:

	As of June 30,	As of December 31,
	2023	2022
	(unaudited)
Internal-use software developed	$175,882	$185,015
Less accumulated depreciation	(98,320)	(119,603)
Internal-use software developed, net of accumulated depreciation	77,562	65,412
In-process internal-use software	7,058	18,200
Internal-use software developed, net	$84,620	$83,612

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Amounts included in property and equipment additions related to capitalized internal-use software on the condensed consolidated statements of cash flows are as follows:

	For the six months ended June 30,
	2023	2022

	(unaudited)
Cloud-based customer solutions	$14,154	$14,406
Internal systems and tools	7,662	4,181
Total	$21,816	$18,587

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended June 30, 2023 and 2022 was $8,260 and $6,927, respectively, and $16,408 and $13,258, for the six months ended June 30, 2023 and 2022, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive loss.

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended June 30, 2023 and 2022 was $1,674 and $1,018, respectively, and $3,619 and $2,025 for the six months ended June 30, 2023 and 2022, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

5.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of June 30,	As of December 31,
	2023	2022
	(unaudited)
Capitalized software	$110,186	$96,577
Less accumulated amortization	(70,790)	(62,197)
Capitalized software, net of accumulated depreciation	39,396	34,380
In-process capitalized software	65	4,632
Capitalized software, net	$39,461	$39,012

Software development costs capitalized for the three months ended June 30, 2023 and 2022, excluding acquisitions, were $5,035 and $3,014, respectively, and $9,042 and $5,926 for the six months ended June 30, 2023 and 2022, respectively.

Capitalized software amortization expense, including amortization of acquired technology, was $4,364 and $5,405 for the three months ended June 30, 2023 and 2022, respectively, and $8,593 and $8,706 for the six months ended June 30, 2023 and 2022, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive loss.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of June 30,	As of December 31,
	2023	2022
	(unaudited)
Goodwill	$255,868	$251,842
Other intangible assets, net	3,719	5,181
Total	$259,587	$257,023

The Company has recognized various amortizable other intangible assets in connection with acquisitions related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements, for the periods presented:

	As of June 30,	As of December 31,
	2023	2022
	(unaudited)
Weighted average amortization period (years)	3.5	3.5

Gross value	$10,953	$10,667
Accumulated amortization	(7,234)	(5,486)
Carrying value	$3,719	$5,181

The following table presents amortization of other intangible assets:

For the three months ended June 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2023	$62	$684	$746
2022	54	2,019	2,073
For the six months ended June 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2023	$120	$1,450	$1,570
2022	119	2,268	2,387

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

7.DEBT

Credit Agreement

On March 8, 2022, the Company entered into the Second Amendment to the Credit Agreement, with a banking syndicate, which provides (i) a term loan in the aggregate amount of $50,000 (the “Term Loan”); and (ii) a $200,000 revolving facility (the “Line of Credit”). Our indebtedness at June 30, 2023 and December 31, 2022 was as follows:

	As of June 30,	As of December 31,
	2023	2022
	(unaudited)

Term Loan	$2,500	$2,188
Current portion of long-term debt	2,500	2,188

Term Loan	45,625	46,875
Deferred financing costs	(147)	(166)
Debt, net of current portion	$45,478	$46,709
Total debt, net of financing costs	$47,978	$48,897

8.STOCKHOLDERS’ EQUITY

Common Stock

During the three and six months ended and June 30, 2023, the Company issued 259 and 851 shares of Class A common stock, respectively, related to the exercise of options, net of 6 and 23 shares, respectively, returned to the Company in lieu of payment of the exercise price and taxes due on these exercises.

During the three and six months ended June 30, 2023, the Company issued 22 and 413 shares of Class A common stock, respectively, in connection with the vesting of Restricted Stock Units (“RSUs”), net of 11 and 242 shares, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

During the three and six months ended June 30, 2023, the Company issued 106 shares of Class A common stock, in connection with the vesting of Restricted Stock Awards (“RSAs”).

During the three and six months ended June 30, 2023, a stockholder exchanged 2,589 shares of Class B common stock, for an equivalent number of shares of Class A common stock.

During the three and six months ended and June 30, 2022, the Company issued 93 and 365 shares of Class A, respectively, related to the exercise of options, net of 23 and 70 shares, respectively, returned to the Company in lieu of payment of the exercise price and taxes due on these exercises.

During the three and six months ended June 30, 2022, the Company issued 0 and 3 shares of Class A, respectively, in connection with the vesting of RSUs, net of 0 and 1 share, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

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

During the three and six months ended June 30, 2022, the Company distributed $0 and $536, respectively, to the former S-Corporation shareholders under the Tax Sharing Agreement to settle the Company’s obligation for income taxes related to the allocation of taxable income to the S-Corporation short tax period ended July 26, 2020.

9.    EARNINGS PER SHARE

The tables below illustrate the calculation of basic and diluted net loss per common share for the Class A common stock and Class B common stock for the periods reflected below.

	For the three months ended June 30,		For the six months ended June 30,
Class A common stock:	2023	2022	2023	2022

	(unaudited)		(unaudited)
Numerator, basic:
Net loss attributable to all stockholders	$(6,896)	$(5,520)	$(25,028)	$(5,854)
Class A common stock as a percentage of total shares outstanding, basic	35.49%	28.96%	34.49%	28.67%
Net loss attributable to Class A stockholders, basic	$(2,447)	$(1,598)	$(8,633)	$(1,679)

Numerator, diluted:
Net loss attributable to all stockholders	$(6,896)	$(5,520)	$(25,028)	$(5,854)
Class A common stock as a percentage of total shares outstanding, diluted	35.49%	28.96%	34.49%	28.67%
Net loss attributable to Class A stockholders, diluted	$(2,447)	$(1,598)	$(8,633)	$(1,679)

Denominator, basic and diluted:
Weighted average Class A common stock, basic	53,762	43,286	52,109	42,818
Dilutive effect of common stock equivalents(1) (2)	—	—	—	—
Weighted average Class A common stock, diluted	53,762	43,286	52,109	42,818

Net loss per Class A share, basic	$(0.05)	$(0.04)	$(0.17)	$(0.04)
Net loss per Class A share, diluted	$(0.05)	$(0.04)	$(0.17)	$(0.04)
(1)	For the three months ended June 30, 2023, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive: 7,788 options (including 261 out-of-the-money options), 225 restricted stock awards (“RSAs”), 4,161 RSUs and 47 shares under the ESPP. For the three months ended June 30, 2022, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive: 9,024 options (including 763 out-of-the-money options), 306 RSAs, 2,417 RSUs and 49 shares under the ESPP.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

(2)	For the six months ended June 30, 2023, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive: 8,060 options (including 483 out-of-the-money options), 230 RSAs, 3,654 RSUs and 46 shares under the ESPP. For the six months ended June 30, 2022, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive: 9,226 options (including 765 out-of-the-money options), 316 RSAs, 1,984 RSUs and 45 shares under the ESPP.

	For the three months ended June 30,		For the six months ended June 30,
Class B common stock:	2023	2022	2023	2022

	(unaudited)		(unaudited)
Numerator, basic:
Net loss attributable to all stockholders	$(6,896)	$(5,520)	$(25,028)	$(5,854)
Class B common stock as a percentage of total shares outstanding, basic	64.51%	71.04%	65.51%	71.33%
Net loss attributable to Class B stockholders, basic	$(4,449)	$(3,922)	$(16,395)	$(4,175)

Numerator, diluted:
Net loss attributable to all stockholders	$(6,896)	$(5,520)	$(25,028)	$(5,854)
Class B common stock as a percentage of total shares outstanding, diluted	64.51%	71.04%	65.51%	71.33%
Net loss attributable to Class B stockholders, diluted	$(4,449)	$(3,922)	$(16,395)	$(4,175)

Denominator, basic and diluted:
Weighted average Class B common stock, basic	97,718	106,203	98,969	106,505
Dilutive effect of common stock equivalents	—	—	—	—
Weighted average Class B common stock, diluted	97,718	106,203	98,969	106,505

Net loss per Class B share, basic	$(0.05)	$(0.04)	$(0.17)	$(0.04)
Net loss per Class B share, diluted	$(0.05)	$(0.04)	$(0.17)	$(0.04)

10.    STOCK-BASED AWARD PLANS

The 2020 Plan provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The Company issued stock options, RSAs, and RSUs under the 2020 Plan. As of June 30, 2023, 14,555 shares of Class A common stock were available for issuance under the 2020 Plan.

Options

The following table summarizes activity for options outstanding under the 2020 Plan for the six months ended June 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value

		(unaudited)
Outstanding at January 1, 2023	8,508	$4.34	4.3	$86,514
Exercised	(874)	$2.72
2020 Plan options outstanding at June 30, 2023	7,634	$4.53	4.0	114,311
2020 Plan options exercisable at June 30, 2023	5,875	$3.31	3.2	95,091
*Amended Options have indefinite contractual lives

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The detail of options outstanding, vested and exercisable under the 2020 Plan as of June 30, 2023 is as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)

	(unaudited)
$0.15 to $0.71	1,636	—	1,636	—
$2.15	212	1.6	212	1.6
$2.50	2,096	3.0	2,096	3.0
$2.67	172	3.6	172	3.6
$3.17	670	4.8	482	4.7
$3.73	1,461	6.3	683	6.3
$4.70	628	6.6	286	6.6
$18.47	213	8.4	53	8.4
$18.96	235	8.1	105	8.1
$19.00	66	8.2	17	8.2
$32.16	245	7.7	133	7.3
	7,634		5,875

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

There were no options issued under the 2020 Plan during the three or six months ended June 30, 2023 or 2022.

At June 30, 2023, $7,286 of unrecognized compensation expense associated with options is expected to be recognized over a weighted average period of approximately 1.6 years.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2023:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2023	2,562	$15.90
Granted	2,355	15.94
Vested	(655)	17.60
Forfeited	(100)	14.70
Outstanding at June 30, 2023	4,162	$15.68

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive loss over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. Vested RSUs are settled by issuing Class A shares or the equivalent value in cash at the Board’s discretion. At June 30, 2023, $52,793 of unrecognized compensation cost for RSUs is expected to be recognized over a weighted average period of approximately 3.1 years.

In connection with the Taxamo acquisition, certain continuing employees of Taxamo received RSUs with service and performance conditions (“PSUs”). At June 30, 2023, there are 895 shares of our Class A common stock with an aggregate grant date fair value of $15,803 that will be accounted for as post-acquisition compensation expense over the vesting

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

period if targets are achieved. The performance-based condition will be satisfied upon meeting certain performance targets for the year ended 2023. As of June 30, 2023, it is not probable that these targets will be met, thus no compensation expense has been recorded to date related to these PSUs.

Restricted Stock Awards

The following table summarizes RSA activity for the six months ended June 30, 2023:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2023	235	$14.91
Granted	62	$22.69
Vested	(106)	9.92
Forfeited	—	—
Outstanding at June 30, 2023	191	$20.19

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive loss over the period during which the participants are required to perform services in exchange for the award, which is generally one to four years. At June 30, 2023, $2,038 of unrecognized compensation cost for RSAs is expected to be recognized over a weighted average period of approximately 1.0 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common stock through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Amounts withheld from participants are reflected in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending November 30, 2023 aggregated $363 as of June 30, 2023. As of June 30, 2023, 4,985 shares of Class A common stock were available for issuance under the ESPP.

As of June 30, 2023 there was approximately $345 of unrecognized ESPP stock-based compensation cost expected to be recognized on a straight-line basis over the remaining term of the six-month offering period ending November 30, 2023.

At June 30, 2023 and 2022, there were two ESPP offering periods open that end November 30, 2023 and 2022, respectively. The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. ESPP offering periods reflected in the June 30, 2023 and 2022 financial statements include the periods noted below in the table. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

	Offering Period Ending
	11/30/2023	11/30/2022
Fair market value of common stock	$21.76	$11.16
Volatility	39.4%	35.4%
Expected term (years)	0.5	0.5
Expected dividend yield	-%	-%
Risk-free interest rate	5.4%	1.6%

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

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to incentive awards, net of forfeitures, as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Stock-based compensation expense:
Stock options	$1,102	$1,133	$3,273	$3,414
RSUs	4,968	2,343	13,310	4,121
RSAs	751	574	1,478	1,309
ESPP	201	144	395	283
Total stock-based compensation expense	$7,022	$4,194	$18,456	$9,127

The Company recognized stock-based compensation cost in the condensed consolidated statements of comprehensive loss as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$419	$479	$1,415	$925
Cost of revenues, services	166	275	1,002	681
Research and development	775	498	3,009	612
Selling and marketing	1,082	1,401	3,980	2,973
General and administrative	4,581	1,541	9,051	3,936
Total stock-based compensation expense	$7,022	$4,194	$18,456	$9,127

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

12.   INCOME TAXES

The Company reported income tax expense of $2,929 and $500 for the three months ended June 30, 2023, and 2022, respectively. The Company reported income tax expense of $12,482 and $1,308 for the six months ended June 30, 2023, and 2022, respectively. The effective income tax rate ("ETR") was (73.8)% for the three months ended June 30, 2023, compared to (10.0)% for the three months ended June 30, 2022.  The ETR was (99.5)% for the six months ended June 30, 2023, compared to (28.8)% for the six months ended June 30, 2022. The ETR for the three and six months ended June 30,

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

2023 and 2022 differ from the U.S. federal statutory income tax rate of 21% primarily due to income tax expense on income allocated to state jurisdictions, differences in tax rates on foreign jurisdiction income or loss, and limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m). In addition, the ETR for June 30, 2023 includes a valuation allowance recorded on certain foreign deferred tax assets.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 43% and 40% of software subscription revenue from cloud-based subscriptions during the three months ended June 30, 2023 and 2022, respectively, and 43% and 40% for the six months ended June 30, 2023 and 2022, respectively. While our on-premise software subscription revenue comprised 57% and 60% of our software subscription revenue during the three months ended June 30, 2023 and 2022, respectively, and 57% and 60% for the six months ended June 30, 2023 and 2022, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

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

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $139.7 million and $119.3 million for the three months ended June 30, 2023 and 2022, respectively and $272.4 and $234.3 for the six months ended June 30, 2023 and 2022, respectively. We had a net loss of $(6.9) million and $(5.5) million for the three months ended June 30, 2023 and 2022, respectively, and $(25.0) million and $(5.9) million for the six months ended June 30, 2023 and 2022, respectively. These amounts are presented in accordance with United States (“ U.S.”) generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, amortization of cloud computing implementaion costs, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs (which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations). Adjusted EBITDA was $22.0 million and $17.8 million for the three months ended June 30, 2023 and 2022, respectively, and $42.2 million and $36.9 for the six months ended June 30, 2023 and 2022, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

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

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, information technology, legal, risk management, facilities and human resources staffing, including salaries, benefits, bonuses, severance, stock-based compensation, professional fees, insurance premiums, facility costs, amortization of cloud computing arrangement implementation costs and other internal support and infrastructure costs

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, integrate current and future acquisitions, invest in our systems and tools to support improvements in future operating leverage, and incur additional costs associated with being a publicly listed company. As a public company, we expect to incur increased expenses related to accounting, tax and auditing activities, legal, insurance, SEC compliance and internal control compliance, including the design, implementation and testing of increasingly formalized systems of internal control over financial reporting.

Depreciation and Amortization

Depreciation and amortization expense consists of the allocation of purchased and developed asset costs over the future periods benefitted by the use of these assets. These assets include leasehold improvements for our facilities, computers and equipment needed to support our customers and our internal infrastructure and capitalized internal-use software associated with our internal tools. Depreciation and amortization will fluctuate in correlation with our ongoing investment in internal infrastructure costs to support our growth.

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

Interest expense consists primarily of interest incurred related to borrowings, bank credit facility and leases. Interest expense includes amortization of deferred financing fees over the term of the credit facility or write-downs of such costs upon redemption of debt. Interest expense will vary as a result of fluctuations in the level of debt outstanding as well as interest rates on such debt. In addition, interest expense will include adjustments to the fair value of contracts that may be entered into to hedge risks associated with currency fluctuations for cash receipts or cash payments denominated in currencies other than U.S. dollars and which do not qualify for hedge accounting. In addition, changes in the settlement value of the future payment obligation for the Systax Sistemas Fiscais Limited (“Systax”) acquisition and amortization of the discount on deferred purchase consideration associated with the LCR-Dixon Corporation  acquisition will be recorded as interest expense.

Interest income reflects earnings on investments of our cash on hand and our investment securities. Interest income will vary as a result of fluctuations in the future level of funds available for investment and the rate of return available in the market on such funds.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of federal, foreign, state, and local taxes on our loss or income. In determining our annualized effective income tax rates, net deferred tax assets, valuation allowances, and cash paid for income taxes, we are required to make judgments and estimates about domestic and foreign profitability, the timing and usage of net operating loss carryforwards, applicable tax rates, and transfer pricing methodologies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could materially differ from our projections.

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

	For the three months ended				For the six months ended
	June 30,				June 30,
(Dollars in thousands)	2023	2022	Period-Over-Period Change		2023	2022	Period-Over-Period Change

	(unaudited)				(unaudited)
Revenues:
Software subscriptions	$117,836	$101,088	$16,748	16.6%	$228,850	$198,219	$30,631	15.5%
Services	21,859	18,188	3,671	20.2%	43,596	36,041	7,555	21.0%
Total revenues	139,695	119,276	20,419	17.1%	272,446	234,260	38,186	16.3%
Cost of revenues:
Software subscriptions	38,516	36,209	2,307	6.4%	75,919	69,122	6,797	9.8%
Services	15,363	11,920	3,443	28.9%	29,707	23,873	5,834	24.4%
Total cost of revenues	53,879	48,129	5,750	11.9%	105,626	92,995	12,631	13.6%
Gross profit	85,816	71,147	14,669	20.6%	166,820	141,265	25,555	18.1%
Operating expenses:
Research and development	12,680	10,310	2,370	23.0%	28,542	19,943	8,599	43.1%
Selling and marketing	33,541	31,979	1,562	4.9%	69,277	59,431	9,846	16.6%
General and administrative	39,376	30,084	9,292	30.9%	73,686	58,841	14,845	25.2%
Depreciation and amortization	3,878	3,224	654	20.3%	7,619	6,184	1,435	23.2%
Other operating expense (income), net	413	(154)	567	* %	697	694	3	* %
Total operating expenses	89,888	75,443	14,445	19.1%	179,821	145,093	34,728	23.9%
Loss from operations	(4,072)	(4,296)	224	(5.2)%	(13,001)	(3,828)	(9,173)	239.6%
Other (income) expense:
Interest (income) expense, net	(105)	724	(829)	* %	(455)	718	(1,173)	* %
Loss before income taxes	(3,967)	(5,020)	1,053	(21.0)%	(12,546)	(4,546)	(8,000)	176.0%
Income tax expense	2,929	500	2,429	* %	12,482	1,308	11,174	* %
Net loss	(6,896)	(5,520)	(1,376)	24.9%	(25,028)	(5,854)	(19,174)	327.5%
Other comprehensive (income) loss:
Foreign currency translation adjustments and revaluations, net of tax	(609)	11,777	(12,386)	* %	(3,731)	13,826	(17,557)	* %
Unrealized (gain) loss on investments, net of tax	3	(2)	5	* %	(10)	(2)	(8)	* %
Total other comprehensive (income) loss, net of tax	(606)	11,775	(12,381)	* %	(3,741)	13,824	(17,565)	* %
Total comprehensive loss	$(6,290)	$(17,295)	$11,005	(63.6)%	$(21,287)	$(19,678)	$(1,609)	8.2%

*: Percentage change not meaningful.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$419	$479	$1,415	$925
Cost of revenues, services	166	275	1,002	681
Research and development	775	498	3,009	612
Selling and marketing	1,082	1,401	3,980	2,973
General and administrative	4,581	1,541	9,051	3,936
Total stock-based compensation expense	$7,022	$4,194	$18,456	$9,127

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	84.4%	84.8%	84.0%	84.6%
Services	15.6%	15.2%	16.0%	15.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Software subscriptions	27.6%	30.4%	27.9%	29.5%
Services	11.0%	10.0%	10.9%	10.2%
Total cost of revenues	38.6%	40.4%	38.8%	39.7%
Gross profit	61.4%	59.6%	61.2%	60.3%
Operating expenses:
Research and development	9.1%	8.6%	10.5%	8.5%
Selling and marketing	24.0%	26.8%	25.4%	25.4%
General and administrative	28.2%	25.2%	27.0%	25.1%
Depreciation and amortization	2.8%	2.7%	2.8%	2.6%
Other operating expense (income), net	0.3%	(0.1)%	0.3%	0.3%
Total operating expenses	64.4%	63.2%	66.0%	61.9%
Loss from operations	(3.0)%	(3.6)%	(4.8)%	(1.6)%
Interest (income) expense, net	(0.1)%	0.6%	(0.2)%	0.3%
Loss before income taxes	(2.9)%	(4.2)%	(4.6)%	(1.9)%
Income tax expense	2.1%	0.4%	4.6%	0.6%
Net loss	(5.0)%	(4.6)%	(9.2)%	(2.5)%
Other comprehensive (income) loss:
Foreign currency translation adjustments and revaluations, net of tax	(0.4)%	9.9%	(1.4)	5.9%
Unrealized (gain) loss on investments, net of tax	—%	—%	—	—%
Total other comprehensive (income) loss, net of tax	(0.4)%	9.9%	(1.4)%	5.9%
Total comprehensive loss	(4.6)%	(14.5)%	(7.8)%	(8.4)%

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues

	For the three months ended
	June 30,
(Dollars in thousands)	2023	2022	Period-over-Period change
Revenues:
Software subscriptions	$117,836	$101,088	$16,748	16.6%
Services	21,859	18,188	3,671	20.2%
Total revenues	$139,695	$119,276	$20,419	17.1%

Revenues increased $20.4 million, or 17.1%, to $139.7 million for the three months ended June 30, 2023 compared to $119.3 million for the three months ended June 30, 2022. The increase in software subscriptions revenues of $16.7 million, or 16.6%, was primarily driven by increases from our existing customers in cross selling new products to existing customers, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 6.3% and 8.9% of total software subscriptions revenues in the three months ended June 30, 2023 and 2022, respectively.

The $3.7 million increase in services revenues was primarily driven by an increase of $2.1 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions. In addition, our managed services offering experienced a $1.6 million increase in recurring services revenues over the prior year due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	For the three months ended
	June 30,
(Dollars in thousands)	2023	2022	Period-over-Period change
Cost of software subscriptions revenues	$38,516	$36,209	$2,307	6.4%

Cost of software subscriptions revenues increased $2.3 million, or 6.4%, to $38.5 million for the three months ended June 30, 2023 compared to $36.2 million for the three months ended June 30, 2022. This was driven by a $2.0 million increase in costs of personnel supporting period-over-period growth of sales and customers and ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers.  In addition, this included an increase in depreciation and amortization of capitalized software and acquired intangible assets of $0.3 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets.  As a percentage of software subscriptions revenues, the cost of software subscriptions revenues decreased to 32.7% in the three months ended June 30, 2023 compared to 35.8% for the same period in 2022.

Cost of Services Revenues

	For the three months ended
	June 30,
(Dollars in thousands)	2023	2022	Period-over-Period change
Cost of services revenues	$15,363	$11,920	$3,443	28.9%

Cost of services revenues increased $3.4 million, or 28.9%, to $15.4 million for the three months ended June 30, 2023 compared to $11.9 million for the three months ended June 30, 2022. The increase in cost of services revenues was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering. As a percentage of services revenues, cost of services revenues increased to 70.3% in the three months ended June 30, 2023 compared to 65.5% for the same period in 2022.

Research and Development

	For the three months ended
	June 30,
(Dollars in thousands)	2023	2022	Period-over-Period change
Research and development	$12,680	$10,310	$2,370	23.0%

Research and development expenses increased $2.4 million, or 23.0%, to $12.7 million for the three months ended June 30, 2023 compared to $10.3 million for the three months ended June 30, 2022. The increase in research and development expenses is due primarily to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces (“APIs”) to customer ERP and other software platforms. As a percentage of total revenues, research and development expenses increased to 9.1% in the three months ended June 30, 2023 compared to 8.6% for the same period in 2022. Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	For the three months ended
	June 30,
(Dollars in thousands)	2023	2022	Period-over-Period change
Selling and marketing	$33,541	$31,979	$1,562	4.9%

Selling and marketing expenses increased $1.6 million, or 4.9%, to $33.5 million for the three months ended June 30, 2023 compared to $32.0 million for the same period in 2022.  This increase was primarily driven by a $2.9 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. This was partly offset by a decrease of $1.3 million in amortization of acquired intangible assets associated with prior acquisitions. As a percentage of total revenues, selling and marketing expenses decreased to 24.0% in the three months ended June 30, 2023 compared to 26.8% for the same period in 2022.

General and Administrative

	For the three months ended
	June 30,
(Dollars in thousands)	2023	2022	Period-over-Period change
General and administrative	$39,376	$30,084	$9,292	30.9%

General and administrative expenses increased $9.3 million, or 30.9%, to $39.4 million for the three months ended June 30, 2023 compared to $30.1 million for the same period in 2022. General and administrative expenses increased $6.4 million due to planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and resources in support of our growth and public company reporting and compliance activities.  Additionally, there was an increase in stock-based compensation of $3.0 million for the three months ended June 30, 2023 over the same period in 2022. As a percentage of total revenues, general and administrative expenses increased to 28.2% in the three months ended June 30, 2023 compared to 25.2% for the same period in 2022.  After excluding stock-based compensation expense, as a percentage of total revenues general and administrative expenses increased to 24.9% in the three months ended June 30, 2023 compared to 23.9% for the same period in 2022.

Depreciation and Amortization

	For the three months ended
	June 30,
(Dollars in thousands)	2023	2022	Period-over-Period change
Depreciation and amortization	$3,878	$3,224	$654	20.3%

Depreciation and amortization increased $0.7 million, or 20.3%, to $3.9 million for the three months ended June 30, 2023 compared to $3.2 million for the same period in 2022. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth. As a percentage of revenues, depreciation expense increased to 2.8% in the three months ended June 30, 2023 compared to 2.7% in the same period in 2022.

Other Operating Expense (Income), Net

	For the three months ended
	June 30,
(Dollars in thousands)	2023	2022	Period-over-Period change
Other operating expense (income), net	$413	$(154)	$567	(368.2)%

Other operating expense (income), net increased to expense of $0.4 million, net for the three months ended June 30, 2023 compared to $(0.2) million of income, net for the same period in 2022.  Other operating expense, net for the three months ended June 30, 2023 included a $0.2 million increase in the contingent consideration liability for the Tellutax, Inc. acquisition (“Tellutax”) as well as $0.2 million in foreign currency translation losses incurred. Other operating income, net for the three months ended June 30, 2022 included $0.2 million in foreign currency translation gains. As a percentage of total revenues, other operating expense (income), net increased to 0.3% in the first three months ended June 30, 2023 compared to (0.1)% in 2022.

Interest (Income) Expense, Net

	For the three months ended
	June 30,
(Dollars in thousands)	2023	2022	Period-over-Period change
Interest (income) expense, net	$(105)	$724	$(829)	(114.5)%

Interest (income) expense, net increased to $(0.1) million of interest income, net for the three months ended June 30, 2023, compared to $0.7 million of interest expense, net for the same period in 2022. Interest expense related to bank debt increased $0.5 million during the three months ended June 30, 2023 associated with the amendment to the credit agreement entered into in March 2022 (“Second Amendment to the Credit Agreement”). This expense was offset by a $0.5 million increase in the valuation of our foreign currency forward contracts as a result of market fluctuations, and a $0.7 million increase in interest income due to the increase in interest rates and dollars invested associated with investment securities in 2023.

Income Tax Expense

	For the three months ended
	June 30,
(Dollars in thousands)	2023	2022	Period-over-Period change
Income tax expense	$2,929	$500	$2,429	485.8%

Income tax expense increased by $2.4 million, to $2.9 million for the three months ended June 30, 2023 compared to a $0.5 million for the same period in 2022. The increase in tax expense was primarily driven by changes in state income taxes, differences in tax rates on foreign jurisdiction income or loss, and valuation allowances on net deferred tax assets established for certain foreign jurisdictions.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenues

	For the six months ended
	June 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Revenues:
Software subscriptions	$228,850	$198,219	$30,631	15.5%
Services	43,596	36,041	7,555	21.0%
Total revenues	$272,446	$234,260	$38,186	16.3%

Revenues increased $38.2 million, or 16.3%, to $272.4 million for the six months ended June 30, 2023 compared to $234.3 million for the six months ended June 30, 2022. The increase in software subscriptions revenues of $30.6 million, or 15.5%, was primarily driven by increases from our existing customers in cross selling new products to existing customers, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 6.5% and 8.2% of total software subscriptions revenues in 2023 and 2022, respectively.

The $7.6 million increase in services revenues was primarily driven by an increase of $4.5 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions, existing customers upgrading to newer versions of our solutions, and our premium support services. In addition, our managed services offering experienced a $3.1 million increase in recurring services revenues over the prior year due to returns processing volume increases related to customer business growth and regulatory changes resulting in customers expanding their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	For the six months ended
	June 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Cost of software subscriptions revenues	$75,919	$69,122	$6,797	9.8%

Cost of software subscriptions revenues increased $6.8 million, or 9.8%, to $75.9 million for the six months ended June 30, 2023 compared to $69.1 million for the six months ended June 30, 2022. This was driven by a $3.3 million increase in costs of personnel supporting period-over-period growth of sales and customers and ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers. In addition, this included an increase in depreciation and amortization of capitalized software and acquired intangible assets of $3.0 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets. Lastly, stock-based compensation increased by $0.5 million for the six months ended June 30, 2023 over the same period in 2022. As a percentage of software subscriptions revenues, the cost of software subscriptions revenues decreased to 33.2% in the six months ended June 30, 2023 compared to 34.9% for the same period in 2022. After excluding stock-based compensation expense, as a percentage of software subscriptions revenue, cost of software subscriptions revenues decreased to 32.6% for the six months ended June 30, 2023 compared to 34.4% for the same period in 2022.

Cost of Services Revenues

	For the six months ended
	June 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Cost of services revenues	$29,707	$23,873	$5,834	24.4%

Cost of services revenues increased $5.8 million, or 24.4%, to $29.7 million for the six months ended June 30, 2023 compared to $23.9 million for the six months ended June 30, 2022. The increase in cost of services revenues was primarily due to a $5.5 million increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering. In addition, this includes an increase in stock-based compensation of $0.3 million for the six months ended June 30, 2023 over the same period in 2022. As a percentage of services revenues, cost of services revenues increased to 68.1% in the six months ended June 30, 2023 compared to 66.2% for the same period in 2022. After excluding stock-based compensation expense, as a percentage of services revenues, cost of services revenues increased to 65.8% in the six months ended June 30, 2023 compared to 64.3% for the same period in 2022.

Research and Development

	For the six months ended
	June 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Research and development	$28,542	$19,943	$8,599	43.1%

Research and development expenses increased $8.6 million, or 43.1%, to $28.5 million for the six months ended June 30, 2023 compared to $19.9 million for the six months ended June 30, 2022. The increase in research and development expenses is due to a $6.2 million increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers and continued expansion of connectors and APIs to customer ERP and other software platforms. In addition, this includes an increase in stock-based compensation of $2.4 million for the six months ended June 30, 2023 over the same period in 2022.  As a percentage of total revenues, research and development expenses increased to 10.5% in the six months ended June 30, 2023 compared to 8.5% for the same period in 2022. After excluding stock-based compensation expense, as a percentage of total revenues, research and development expenses increased to 9.4% in the six months ended June 30, 2023 compared to 8.3% for the same period in 2022.  Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	For the six months ended
	June 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Selling and marketing	$69,277	$59,431	$9,846	16.6%

Selling and marketing expenses increased $9.8 million, or 16.6%, to $69.3 million for the six months ended June 30, 2023 compared to $59.4 million for the same period in 2022. This increase was primarily driven by an $8.7 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. There was also an increase of $0.9 million in advertising and promotional spending and expanded brand awareness efforts. In addition, there was an increase in stock-based compensation of $1.0 million.  This was partly offset by a decrease of $0.8 million associated with amortization of acquired intangible assets associated with prior acquisitions for the six months ended June 30, 2023 compared to the same period in 2022.  As a percentage of total revenues, selling and marketing expenses remained constant at 25.4% for the six months ended June 30, 2023 compared to the same period in 2022.  After excluding stock-based compensation expense, as a percentage of total revenues, selling and marketing expenses decreased to 24.0% in the six months ended June 30, 2023 compared to 24.1% for the same period in 2022.

General and Administrative

	For the six months ended
	June 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
General and administrative	$73,686	$58,841	$14,845	25.2%

General and administrative expenses increased $14.8 million, or 25.2%, to $73.7 million for the six months ended June 30, 2023 compared to $58.8 million for the same period in 2022. General and administrative expenses increased $9.8 million primarily driven by planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and resources in support of our growth, and public company reporting and compliance activities. Additionally, there was an increase in stock-based compensation of $5.1 million for the six months ended June 30, 2023 over the same period in 2022. As a percentage of total revenues, general and administrative expenses increased to 27.0% in the six months ended June 30, 2023 compared to 25.1% for the same period in 2022.  After excluding stock-based compensation expense, as a percentage of total revenues, general and administrative expenses increased to 23.7% for the six months ended June 30, 2023 compared to 23.4% for the same period in 2022.

Depreciation and Amortization

	For the six months ended
	June 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Depreciation and amortization	$7,619	$6,184	$1,435	23.2%

Depreciation and amortization increased $1.4 million, or 23.2%, to $7.6 million for the six months ended June 30, 2023 compared to $6.2 million for the same period in 2022. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth. As a percentage of revenues, depreciation expense increased to 2.8% in the six months ended June 30, 2023 compared to 2.6% for the same period in 2022.

Other Operating Expense, Net

	For the six months ended
	June 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Other operating expense, net	$697	$694	$3	0.4%

Other operating expense, net remained relatively flat at $0.7 million for the six months ended June 30, 2023 compared to the same period in 2022. Other operating expense, net for the six months ended June 30, 2023 included a $0.4 million increase in the contingent consideration liability for the Tellutax acquisition as well as $0.3 million in foreign currency translation losses. Other operating expense, net for the six months ended June 30, 2022  was primarily comprised of a $0.7 million increase in the contingent consideration liability for the Tellutax acquisition. As a percentage of total revenues, other operating expense, net was 0.3% for both the six months ended June 30, 2023 and 2022.

Interest (Income) Expense, Net

	For the six months ended
	June 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Interest (income) expense, net	$(455)	$718	$(1,173)	(163.4)%

Interest (income) expense, increased to interest income of $(0.5) million, net for the six months ended June 30, 2023 compared to $0.7 million of interest expense, net for the same period in 2022. Interest expense for the six months ended June 30, 2023 increased $1.0 million over the prior comparable period related to bank debt  associated with the Second Amendment to the Credit Agreement due to increases in the interest rates on such debt as well as the debt being outstanding for the full period in 2023. This increase in expense was offset by a $1.8 million increase in interest income due to the increase in interest rates and dollars invested associated with investment securities, a $0.3 million decrease in deferred financing costs associated with the Second Amendment to the Credit Agreement, and a $0.1 million increase in the valuation of the forward currency forward contracts as a result of market fluctuations.

Income Tax Expense

	For the six months ended
	June 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Income tax expense	$12,482	$1,308	$11,174	854.3%

Income tax expense increased to $12.5 million for the six months ended June 30, 2023 compared to $1.3 million for the same period in 2022. The increase in tax expense was primarily driven by an increase in state income taxes, differences in tax rates on foreign jurisdiction income or loss, limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m), and valuation allowances on net deferred tax assets established for certain foreign jurisdictions.

Liquidity and Capital Resources

As of June 30, 2023, we had unrestricted cash and cash equivalents of $41.9 million and an accumulated deficit of $12.5 million. In addition, we had $11.2 million in investment securities with a maturity date exceeding three months as of June 30, 2023, not included in unrestricted cash and cash equivalents. Our primary sources of capital to date have been from sales of our solutions, proceeds from bank lending facilities and the initial public offering of our Class A common stock in July 2020 (the “Offering”). On March 8, 2022, we entered into a second amendment to our credit agreement with a banking syndicate (the “Second Amendment to the Credit Agreement”), which provided a $250.0 million facility consisting of a $50.0 million term loan (the “Term Loan”) and a $200.0 million line of credit (the “Line of Credit”). The proceeds from the Term Loan will be used for working capital, capital expenditures, permitted acquisitions and general corporate purposes.

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

The following table presents a summary of our cash flows for the periods indicated:

	For the six months ended
	June 30,
(Dollars in thousands)	2023	2022		Year-Over-Year Change
Net cash (used in) provided by operating activities	$(898)	$8,588	(A)	$(9,486)	(110.5)%
Net cash used in investing activities	(30,728)	(35,182)	(A)	4,454	12.7%
Net cash (used in) provided by financing activities	(3,481)	34,489		(37,970)	(110.1)%
Effect of foreign exchange rate changes	380	(612)		992	162.1%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(34,727)	$7,283		$(42,010)	(576.8)%

(A) Net cash provided by operating activities, and net cash used in investing activities for the six months ended June 30, 2022 reflect an immaterial error correction of $5,988 related to the reclassification of capitalized cloud computing implementation costs. For more information refer to Note 1, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Activities. Net cash used in operating activities was $(0.9) million for the six months ended June 30, 2023 compared to net cash provided by operating activities of $8.6 million for the same period in 2022.  The decrease in cash provided by operating activities in the six months ended June 30, 2023 over the same period in 2022 of $9.0 million included: (i) a $9.0 million improvement in net cash from operating assets and liabilities, offset by (ii) an $18.0 million net decrease in cash comprised of adjustments to net loss for noncash operating activity which included increases in (a) depreciation and amortization of $3.6 million associated with investments in commercial software, infrastructure and acquisitions and (b) stock-based compensation of $9.3 million, offset by (c) an increase in deferred income tax benefit of $12.3 million.

Investing Activities.  Net cash used in investing activities was $30.7 million for the six months ended June 30, 2023 compared to $35.2 million for the same period in 2022, a decrease in use of funds for investing activities of $3.9 million.  This decrease included proceeds from maturities of investment securities of $8.6 million, which was partly offset by an increase in purchases of investment securities of $1.5 million.  In addition, there was a $0.5 million reduction in cash paid for acquisitions.  Lastly, there was a $3.7 million increase in investments in commercial software and tools in support of our commercial cloud-based customer solutions.

Financing Activities. Net cash used in financing activities was $3.5 million for the six months ended June 30, 2023 compared to $34.5 million net cash provided by financing activities for the same period in 2022, a decrease in net cash of $38.0 million. The decrease in cash provided by financing activities was primarily driven by cash received in 2022 in connection with borrowings under the Term Loan of $50.0 million associated with the Second Amendment to the Credit Agreement, partially offset by an increase in customer funds obligations of $19.0 million in 2023 due primarily to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds.

Debt. As of June 30, 2023, we had a $200.0 million Line of Credit with no outstanding borrowings and a $50.0 million Term Loan in connection with the Second Amendment to the Credit Agreement. Interest on outstanding borrowings accrue at a base rate plus an applicable margin (8.25% as of June 30, 2023) or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (6.25% as of June 30, 2023). We have $48.0 million in bank debt outstanding at June 30, 2023 associated with the Term Loan.

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

	As of June 30,
(Dollars in millions)	2023	2022	Year-Over-Year Change
Annual Recurring Revenue	$467.7	$398.1	$69.6	17.5%

ARR increased by $69.6 million, or 17.5%, at June 30, 2023, as compared to June 30, 2022. The increase was primarily driven by $43.4 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $26.2 million in growth of subscriptions of our solutions to new customers.

We had 4,284 customers and AARPC was approximately $109,170 at June 30, 2023. At June 30, 2022, we had 4,242 customers and approximately $93,800 of AARPC. The increase in AARPC was primarily due to expansion of usage by existing customers and adding new customers through organic growth.

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

	As of June 30,
	2023	2022
Net Revenue Retention Rate	111%	110%

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

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, amortization of cloud computing implementation costs, stock-based compensation expense, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs (which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations). Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net loss was $(6.9) million and $(5.5) million for the three months ended June 30, 2023 and 2022, respectively, while our net loss margin was (4.9)% and (4.6)% over the same periods, respectively. Additionally, our net loss was $(25.0) million and $(5.9) million for the six months ended June 30, 2023 and 2022, respectively, while our net loss margin was (9.2)% and (2.5)% over the same periods, respectively.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022

	(unaudited)		(unaudited)
Adjusted EBITDA:
Net loss	$(6,896)	$(5,520)	$(25,028)	$(5,854)
Interest (income) expense, net	(105)	724	(455)	718
Income tax expense	2,929	500	12,482	1,308
Depreciation and amortization – property and equipment	3,878	3,224	7,619	6,184
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	12,686	12,386	25,121	22,083
Amortization of acquired intangible assets – selling and marketing expense	684	2,019	1,450	2,268
Amortization of cloud computing implementation costs – general and administrative	631	—	631	—
Stock-based compensation expense	7,022	4,194	18,456	9,127
Severance expense	905	258	1,460	381
Acquisition contingent consideration	249	—	449	700
Transaction costs	—	—	—	7
Adjusted EBITDA	$21,983	$17,785	$42,185	$36,922

Adjusted EBITDA Margin:
Total revenues	$139,695	$119,276	$272,446	$234,260
Adjusted EBITDA margin	15.7%	14.9%	15.5%	15.8%

The increase in Adjusted EBITDA for the three months ended June 30, 2023 of $4.2 million over the comparable period in 2022 was primarily driven by an increase of $14.8 million in non-GAAP gross profit, offset by increases in various non-GAAP operating expense categories including $3.2 million in non-GAAP selling and marketing expense, $2.1 million in non-GAAP research and development expense and $5.0 million in non-GAAP general and administrative expense. Adjusted EBITDA margin increased to 15.7% for the three months ended June 30, 2023 compared to 14.9% for the comparable period in 2022, primarily due to increased non-GAAP gross margin from our software subscriptions revenue.

The increase in Adjusted EBITDA for the six months ended June 30, 2023 of $5.3 million over the comparable period in 2022 was primarily driven by an increase of $29.4 million in non-GAAP gross profit, offset by increases in various non-GAAP operating expense categories, including $9.7 million in non-GAAP selling and marketing expense, $6.2 million in non-GAAP research and development expense and $8.0 million in non-GAAP general and administrative expense. Adjusted EBITDA margin decreased to 15.5% for the six months ended June 30, 2023 compared to 15.8% for the comparable period in 2022, primarily due to operating expenses increasing at a higher rate than our increases in revenues, driven by our investments to enable future growth.

Increased investment in selling and marketing expense for the three and six months ended June 30, 2023 over the comparable periods in 2022, was driven by increased expenses associated with the growth in period-over-period subscription sales and services revenue and expansion of our partner and channel management programs. In addition, there was increased advertising and promotional spending and brand awareness efforts. Increased research and development expense for the three and six months ended June 30, 2023 over the comparable periods in 2022 was due primarily to an increase in personnel costs related to development work associated with innovation and new solutions to address end-to-end data analysis and compliance needs of our customers. Increased general and administrative expense for the three and six months ended June 30, 2023 over the comparable periods in 2022, was driven by planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and resources in support of our growth.

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

We define free cash flow margin as free cash flow divided by total revenues for the same period. Our net cash used in operating activities was $(4.4) million, and our net cash provided by operating activities was $9.0 million for the three months ended June 30, 2023 and 2022, respectively, while our operating cash flow margin was (3.1)% and 7.5% over the same periods, respectively. Our net cash used in operating activities was $(0.9) million and our net cash provided by operating activities was $8.6 million for the six months ended June 30, 2023 and 2022, respectively, while our operating cash flow margin was (0.3)% and 3.7% over the same periods, respectively.

	For the three months ended			For the six months ended
	June 30,			June 30,
(Dollars in thousands)	2023	2022		2023		2022
Free Cash Flow:
Cash (used in) provided by operating activities	$(4,389)	$8,955	(A)	$(898)	(B)	$8,588	(A)
Property and equipment additions	(11,810)	(10,928)	(A)	(21,859)	(B)	(21,839)	(A)
Capitalized software additions	(5,035)	(3,014)		(9,042)		(5,926)
Free cash flow	$(21,234)	$(4,987)		$(31,799)		$(19,177)

Free Cash Flow Margin:
Total revenues	$139,695	$119,276		$272,446		$234,260
Free cash flow margin	(15.2)%	(4.2)%		(11.7)%		(8.2)%

(A) Cash provided by operating activities and property and equipment additions for the three and six months ended June 30, 2022 reflect immaterial error corrections of $3,026 and $5,988, respectively, related to the reclassification of capitalized cloud computing implementation costs from property and equipment additions to other changes in operating assets and liabilities. For more information refer to Note 1, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(B) Cash provided by operating activities and property and equipment additions for the six months ended June 30, 2023 reflect immaterial error corrections of $3,264, related to the reclassification of capitalized cloud computing implementation costs for the three months ended March 31, 2023 from property and equipment additions to prepaid expenses and other current assets and other changes in operating assets and liabilities. For more information refer to Note 1, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Free cash flow decreased by $16.3 million for the three months ended June 30, 2023, as compared to the same period in 2022. This decrease was primarily driven by a decrease in net cash provided by operating activities of $16.6 million, combined with a $2.0 million increase in capitalized software additions in support of our commercial cloud-based customer solutions.  Free cash flow margin decreased to (15.2)% for the three months ended June 30, 2023, compared to (4.2)% for the same period in 2022.

Free cash flow decreased by $12.6 million for the six months ended June 30, 2023, as compared to the same period in 2022. This decrease was primarily driven by a decrease in net cash provided by operating activities of $9.5 million, and an increase of $3.1 million in investments in capitalized software in support of our commercial cloud-based customer solutions.  Free cash flow margin decreased to (11.7)% for the six months ended June 30, 2023, compared to (8.2)% for the same period in 2022.

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

Additional Non-GAAP Financial Measures

In addition to Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow margin calculated and discussed in “Key Business Metrics,” the following additional non-GAAP financial measures are calculated and presented further below:

●	Non-GAAP cost of revenues, software subscriptions is determined by adding back to GAAP cost of revenues, software subscriptions, the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP cost of revenues, services is determined by adding back to GAAP cost of revenues, services, the stock-based compensation expense included in cost of revenues, services for the respective periods.
●	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP gross margin is determined by dividing non-GAAP gross profit by total revenues for the respective periods.
●	Non-GAAP research and development expense is determined by adding back to GAAP research and development expense the stock-based compensation expense included in research and development expense for the respective periods.
●	Non-GAAP selling and marketing expense is determined by adding back to GAAP selling and marketing expense the stock-based compensation expense and the amortization of acquired intangible assets included in selling and marketing expense for the respective periods.
●	Non-GAAP general and administrative expense is determined by adding back to GAAP general and administrative expense the stock-based compensation expense, amortization of cloud computing implementation costs and severance expense included in general and administrative expense for the respective periods.

●	Non-GAAP operating income is determined by adding back to GAAP loss or income from operations the stock-based compensation expense, depreciation and amortization of capitalized software,and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, amortization of cloud computing implementation costs in general and administrative expense, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs (which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations), included in GAAP loss or income from operations for the respective periods.
●	Non-GAAP net income is determined by adding back to GAAP net loss or income the income tax benefit or expense, stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, amortization of cloud computing implementation costs in general and administrative expense, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs (which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations), included in GAAP net loss or income for the respective periods to determine non-GAAP loss or income before income taxes. Non-GAAP loss or income before income taxes is then adjusted for income taxes calculated using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5%.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022

	(unaudited)		(unaudited)
Non-GAAP cost of revenues, software subscriptions	$25,411	$23,344	$49,383	$46,114
Non-GAAP cost of revenues, services	$15,197	$11,645	$28,705	$23,192
Non-GAAP gross profit	$99,087	$84,287	$194,358	$164,954
Non-GAAP gross margin	70.9%	70.7%	71.3%	70.4%
Non-GAAP research and development expense	$11,905	$9,812	$25,533	$19,331
Non-GAAP selling and marketing expense	$31,775	$28,559	$63,847	$54,190
Non-GAAP general and administrative expense	$33,259	$28,285	$62,544	$54,524
Non-GAAP operating income	$18,105	$14,561	$34,566	$30,738
Non-GAAP net income	$13,566	$10,309	$26,091	$22,365

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022

	(unaudited)		(unaudited)
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$38,516	$36,209	$75,919	$69,122
Stock-based compensation expense	(419)	(479)	(1,415)	$(925)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(12,686)	(12,386)	(25,121)	(22,083)
Non-GAAP cost of revenues, software subscriptions	$25,411	$23,344	$49,383	$46,114

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$15,363	$11,920	$29,707	$23,873
Stock-based compensation expense	(166)	(275)	(1,002)	(681)
Non-GAAP cost of revenues, services	$15,197	$11,645	$28,705	$23,192

Non-GAAP Gross Profit:
Gross profit	$85,816	$71,147	$166,820	$141,265
Stock-based compensation expense	585	754	2,417	1,606
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	12,686	12,386	25,121	22,083
Non-GAAP gross profit	$99,087	$84,287	$194,358	$164,954

Non-GAAP Gross Margin:
Total revenues	$139,695	$119,276	$272,446	$234,260
Non-GAAP gross margin	70.9%	70.7%	71.3%	70.4%

Non-GAAP Research and Development Expense:
Research and development expense	$12,680	$10,310	$28,542	$19,943
Stock-based compensation expense	(775)	(498)	(3,009)	(612)
Non-GAAP research and development expense	$11,905	$9,812	$25,533	$19,331

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$33,541	$31,979	$69,277	$59,431
Stock-based compensation expense	(1,082)	(1,401)	(3,980)	(2,973)
Amortization of acquired intangible assets – selling and marketing expense	(684)	(2,019)	(1,450)	(2,268)
Non-GAAP selling and marketing expense	$31,775	$28,559	$63,847	$54,190

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2023	2022	2023	2022

	(unaudited)		(unaudited)
Non-GAAP General and Administrative Expense:
General and administrative expense	$39,376	$30,084	$73,686	$58,841
Stock-based compensation expense	(4,581)	(1,541)	(9,051)	(3,936)
Severance expense	(905)	(258)	(1,460)	(381)
Amortization of cloud computing implementation costs – general and administrative	(631)	—	(631)	—
Non-GAAP general and administrative expense	$33,259	$28,285	$62,544	$54,524

Non-GAAP Operating Income:
Loss from operations	$(4,072)	$(4,296)	$(13,001)	$(3,828)
Stock-based compensation expense	7,022	4,194	18,456	9,127
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	12,686	12,386	25,121	22,083
Amortization of acquired intangible assets – selling and marketing expense	684	2,019	1,450	2,268
Amortization of cloud computing implementation costs – general and administrative	631	—	631	—
Severance expense	905	258	1,460	381
Acquisition contingent consideration	249	—	449	700
Transaction costs	—	—	—	7
Non-GAAP operating income	$18,105	$14,561	$34,566	$30,738

Non-GAAP Net Income:
Net loss	$(6,896)	$(5,520)	$(25,028)	$(5,854)
Income tax expense	2,929	500	12,482	1,308
Stock-based compensation expense	7,022	4,194	18,456	9,127
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	12,686	12,386	25,121	22,083
Amortization of acquired intangible assets – selling and marketing expense	684	2,019	1,450	2,268
Amortization of cloud computing implementation costs – general and administrative	631	—	631	—
Severance expense	905	258	1,460	381
Acquisition contingent consideration	249	—	449	700
Transaction costs	—	—	—	7
Non-GAAP income before income taxes	18,210	13,837	35,021	30,020
Income tax adjustment at statutory rate	(4,644)	(3,528)	(8,930)	(7,655)
Non-GAAP net income	$13,566	$10,309	$26,091	$22,365

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

Interest Rate Risk

We had unrestricted cash and cash equivalents of $41.9 million and $91.8 million as of June 30, 2023 and December 31, 2022, respectively, and investments of $11.2 million as of June 30, 2023 and December 31, 2022. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions, and in short duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the six months ended June 30, 2023 and 2022, approximately 3% and 4%, respectively, of our revenues were denominated in currencies other than U.S. dollars.

We have experienced and will continue to experience fluctuations in our net loss or income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have historically recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows. The acquisition of the controlling interest in Systax in January 2020 and the future purchase commitment liabilities associated with this acquisition are expected to increase our exposure to fluctuations of the Brazilian Real over time. At June 30, 2023, outstanding foreign currency forward contracts hedge approximately 67% of our exposure to adverse fluctuations in the Brazilian Real associated with these future purchase commitment liabilities.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than for certain new or modified controls resulting from the go-live of our new ERP system.

PART II---OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 25, 2022 we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interference with our contractual relations and to prohibit the disclosure in any way of our confidential, proprietary and/or trade secret information. We also seek monetary damages, including punitive damages and attorney’s fees. Avalara has filed a motion to dismiss for lack of personal jurisdiction. As of June 30, 2023, the matter remains before the Court as the parties pursue jurisdictional discovery, after which, further briefs will be filed. We believe the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Vertex, Inc.

Date: August 9, 2023	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: August 9, 2023	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)