Form 10-Q
period 2023-09-30
Vertex, Inc.
filed 2023-11-09
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of  November 3, 2023, the registrant had 60,325,387 shares of Class A common stock, $0.001 par value per share, and 92,661,000 shares of Class B common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “believe,” “expect,” “suggests,” “plans,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions or the negatives of those terms. We base these forward-looking statements on our current expectations, plans, and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that may materially affect such forward-looking statements include, but are not limited to:

●	our ability to attract new customers on a cost-effective basis and the extent to which existing customers renew and upgrade their subscriptions;
●	our ability to sustain and expand revenues, maintain profitability, and to effectively manage our anticipated growth;
●	the timing of our introduction of new solutions or updates to existing solutions;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
●	our ability to maintain and expand our strategic relationships with third parties;
●	risks related to our expanding international operations;
●	our ability to deliver our solutions to customers without disruption or delay;
●	our exposure to liability from errors, delays, fraud or system failures, which may not be covered by insurance;
●	risks related to our determinations of customers’ transaction tax and tax payments;
●	risks related to changes in tax laws and regulations or their interpretation or enforcement;
●	our ability to manage cybersecurity and data privacy risks;
●	risks related to failures in information technology, infrastructure, and third-party service providers;
●	our ability to effectively protect, maintain, and enhance our brand;
●	global economic weakness and uncertainties, and disruption in the capital and credit markets;
●	business disruptions related to natural disasters, epidemic outbreaks, terrorist acts, political events, or other events outside of our control;
●	the potential effects on our business from the existence of a global endemic or pandemic;
●	our ability to comply with anti-corruption, anti-bribery, and similar laws;
●	changes in interest rates, security ratings and market perceptions of the industry in which we operate, or our ability to obtain capital on commercially reasonable terms or at all;
●	any statements of belief and any statements of assumptions underlying any of the foregoing; and
●	other factors beyond our control.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2023 and December 31, 2022

(Amounts in thousands, except per share data)

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,499	$91,803
Funds held for customers	31,623	14,945
Accounts receivable, net of allowance of $14,308 and $9,554, respectively	129,018	102,885
Prepaid expenses and other current assets	19,637	22,340
Investment securities available-for-sale, at fair value (amortized cost of $8,359 and $11,220, respectively)	8,326	11,173
Total current assets	238,103	243,146
Property and equipment, net of accumulated depreciation	100,270	101,090
Capitalized software, net of accumulated amortization	39,356	39,012
Goodwill and other intangible assets	253,976	257,023
Deferred commissions	17,094	15,463
Deferred income tax asset	40,557	30,938
Operating lease right-of-use assets	15,333	17,187
Other assets	15,379	15,333
Total assets	$720,068	$719,192
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,500	$2,188
Accounts payable	24,379	14,329
Accrued expenses	49,614	38,234
Customer funds obligations	29,117	12,121
Accrued salaries and benefits	17,355	10,790
Accrued variable compensation	23,232	23,729
Deferred compensation, current	—	2,809
Deferred revenue, current	264,785	268,847
Current portion of operating lease liabilities	4,198	4,086
Current portion of finance lease liabilities	84	103
Deferred purchase consideration, current	10,000	19,824
Purchase commitment and contingent consideration liabilities, current	7,842	6,149
Total current liabilities	433,106	403,209
Deferred revenue, net of current portion	2,030	10,289
Debt, net of current portion	44,863	46,709
Operating lease liabilities, net of current portion	17,445	20,421
Finance lease liabilities, net of current portion	65	10
Purchase commitment and contingent consideration liabilities, net of current portion	2,200	8,412
Deferred other liabilities	187	417
Total liabilities	499,896	489,467
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 55,825 and 50,014 shares issued and outstanding, respectively	56	50
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 96,839 and 100,307 shares issued and outstanding, respectively	97	100
Additional paid in capital	265,251	244,820
(Accumulated deficit) retained earnings	(15,920)	12,507
Accumulated other comprehensive loss	(29,312)	(27,752)
Total stockholders' equity	220,172	229,725
Total liabilities and stockholders' equity	$720,068	$719,192

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2023 and 2022

(Amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	$121,285	$106,368	$350,135	$304,587
Services	23,742	19,870	67,338	55,911
Total revenues	145,027	126,238	417,473	360,498
Cost of revenues:
Software subscriptions	41,055	36,638	116,974	105,760
Services	15,816	14,020	45,523	37,893
Total cost of revenues	56,871	50,658	162,497	143,653
Gross profit	88,156	75,580	254,976	216,845
Operating expenses:
Research and development	16,772	10,351	45,314	30,294
Selling and marketing	33,919	30,252	103,196	89,683
General and administrative	35,385	31,679	109,071	90,520
Depreciation and amortization	3,782	2,936	11,401	9,120
Other operating expense , net	316	1,233	1,013	1,927
Total operating expenses	90,174	76,451	269,995	221,544
Loss from operations	(2,018)	(871)	(15,019)	(4,699)
Interest expense, net	597	361	142	1,079
Loss before income taxes	(2,615)	(1,232)	(15,161)	(5,778)
Income tax expense (benefit)	784	(91)	13,266	1,217
Net loss	(3,399)	(1,141)	(28,427)	(6,995)
Other comprehensive (income) loss:
Foreign currency translation adjustments and revaluations, net of tax	5,311	10,670	1,580	24,496
Unrealized (gain) loss on investments, net of tax	(10)	28	(20)	26
Total other comprehensive (income) loss, net of tax	5,301	10,698	1,560	24,522
Total comprehensive loss	$(8,700)	$(11,839)	$(29,987)	$(31,517)

Net loss attributable to Class A stockholders, basic	$(1,228)	$(369)	$(9,960)	$(2,092)
Net loss per Class A share, basic	$(0.02)	$(0.01)	$(0.19)	$(0.05)
Weighted average Class A common stock, basic	54,931	48,488	53,050	44,708
Net loss attributable to Class A stockholders, diluted	$(1,228)	$(369)	$(9,960)	$(2,092)
Net loss per Class A share, diluted	$(0.02)	$(0.01)	$(0.19)	$(0.05)
Weighted average Class A common stock, diluted	54,931	48,488	53,050	44,708

Net loss attributable to Class B stockholders, basic	$(2,171)	$(772)	$(18,467)	$(4,903)
Net loss per Class B share, basic	$(0.02)	$(0.01)	$(0.19)	$(0.05)
Weighted average Class B common stock, basic	97,145	101,307	98,361	104,772
Net loss attributable to Class B stockholders, diluted	$(2,171)	$(772)	$(18,467)	$(4,903)
Net loss per Class B share, diluted	$(0.02)	$(0.01)	$(0.19)	$(0.05)
Weighted average Class B common stock, diluted	97,145	101,307	98,361	104,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2023 and 2022 (unaudited)
(Amounts in thousands)

						(Accumulated	Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional	Deficit)	Other	Total
	Class A	Common	Class B	Common	Paid In	Retained	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2023	50,014	$50	100,307	$100	$244,820	$12,507	$(27,752)	$229,725
Exercise of stock options, net	592	1	—	—	1,279	—	—	1,280
Shares issued upon vesting of Restricted Stock Units, net	391	—	—	—	(3,471)	—	—	(3,471)
Shares issued upon vesting of Restricted Stock Awards, net	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,938	—	—	10,938
Shares issued in connection with ESPP	—	—	—	—	—	—	—	—
Class B shares exchanged for Class A shares	2,589	2	(2,589)	(2)	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	3,122	3,122
Unrealized gain from available-for-sale investments, net of tax	—	—	—	—	—	—	13	13
Net loss	—	—	—	—	—	(18,132)	—	(18,132)
Balance, March 31, 2023	53,586	53	97,718	98	253,566	(5,625)	(24,617)	223,475
Exercise of stock options, net	259	1	—	—	668	—	—	669
Shares issued upon vesting of Restricted Stock Units, net	22	—	—	—	(221)	—	—	(221)
Shares issued upon vesting of Restricted Stock Awards, net	106	—	—	—	—	—	—	—
Shares issued in connection with ESPP	81	—	—	—	1,178	—	—	1,178
Stock-based compensation expense	—	—	—	—	6,904	—	—	6,904
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	609	609
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(6,896)	—	(6,896)
Balance, June 30, 2023	54,054	54	97,718	98	262,095	(12,521)	(24,011)	225,715
Exercise of stock options, net	744	1	—	—	(3,717)	—	—	(3,716)
Shares issued upon vesting of Restricted Stock Units, net	56	—	—	—	(508)	—	—	(508)
Shares issued upon vesting of Restricted Stock Awards, net	92	—	—	—	(146)	—	—	(146)
Stock-based compensation expense	—	—	—	—	7,527	—	—	7,527
Class B shares exchanged for Class A shares	879	1	(879)	(1)	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(5,311)	(5,311)
Unrealized gain from available-for-sale investments, net of tax	—	—	—	—	—	—	10	10
Net loss	—	—	—	—	—	(3,399)	—	(3,399)
Balance, September 30, 2023	55,825	$56	96,839	$97	$265,251	$(15,920)	$(29,312)	$220,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2023 and 2022 (unaudited) continued
(Amounts in thousands)

	Outstanding	Class A	Outstanding	Class B	Additional		Other	Total
	Class A	Common	Class B	Common	Paid In	Retained	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2022	42,286	$42	106,807	$107	$222,621	$24,811	$(17,497)	$230,084
Exercise of stock options, net	272	—	—	—	278	—	—	278
Shares issued upon vesting of Restricted Stock Units, net	3	—	—	—	(15)	—	—	(15)
Stock-based compensation expense	—	—	—	—	4,867	—	—	4,867
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(2,049)	(2,049)
Net loss	—	—	—	—	—	(334)	—	(334)
Balance, March 31, 2022	42,561	42	106,807	107	227,751	24,477	(19,546)	232,831
Exercise of stock options, net	93	—	—	—	(34)	—	—	(34)
Shares issued upon vesting of Restricted Stock Awards, net	59	—	—	—	—	—	—	—
Stock-based compensation expense		—	—	—	4,166	—	—	4,166
Shares issued in connection with ESPP	103	—	—	—	967	—	—	967
Class B shares exchanged for Class A shares	5,500	6	(5,500)	(6)	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(11,777)	(11,777)
Unrealized gain from available for sale investments, net of tax	—	—	—	—	—	—	2	2
Net loss	—	—	—	—	—	(5,520)	—	(5,520)
Balance, June 30, 2022	48,316	48	101,307	101	232,850	18,957	(31,321)	220,635
Exercise of stock options, net	212	1	—	—	387	—	—	388
Shares issued upon vesting of Restricted Stock Units, net	31	—	—	—	(176)	—	—	(176)
Shares issued upon vesting of Restricted Stock Awards, net	114	—	—	—	(164)	—	—	(164)
Stock-based compensation expense	—	—	—	—	5,196	—	—	5,196
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(10,670)	(10,670)
Unrealized loss from available for sale investments, net of tax	—	—	—	—	—	—	(28)	(28)
Net loss	—	—	—	—	—	(1,141)	—	(1,141)
Balance, September 30, 2022	48,673	$49	101,307	$101	$238,093	$17,816	$(42,019)	$214,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2023 and 2022
(Amounts in thousands)

	Nine months ended September 30,
	2023	2022

	(unaudited)
Cash flows from operating activities:
Net loss	$(28,427)	$(6,995)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	52,597	45,328
Amortization of cloud computing implementation costs	1,550	—
Provision for subscription cancellations and non-renewals	1,407	29
Amortization of deferred financing costs	189	181
Change in fair value of contingent consideration liability	1,349	2,000
Write-off of deferred financing costs	—	370
Stock-based compensation expense	26,228	14,383
Deferred income tax (benefit)	(10,034)	(20)
Non-cash operating lease costs	1,855	2,448
Other	(145)	709
Changes in operating assets and liabilities:
Accounts receivable	(30,760)	(17,578)
Prepaid expenses and other current assets	520	(2,465)
Deferred commissions	(1,632)	(1,202)
Accounts payable	10,049	106
Accrued expenses	9,865	6,113
Accrued and deferred compensation	2,487	(12,445)
Deferred revenue	(8,977)	5,250
Operating lease liabilities	(2,863)	(2,837)
Other	1,438	(9,776)
Net cash provided by operating activities	26,696	23,599
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(474)
Property and equipment additions	(35,357)	(33,546)
Capitalized software additions	(14,083)	(10,288)
Purchase of investment securities, available-for-sale	(12,864)	(6,127)
Proceeds from sales and maturities of investment securities, available-for-sale	16,040	—
Net cash used in investing activities	(46,264)	(50,435)
Cash flows from financing activities:
Net increase (decrease) in customer funds obligations	16,996	(2,603)
Proceeds from term loan	—	50,000
Principal payments on long-term debt	(1,563)	(625)
Payments for deferred financing costs	—	(983)
Proceeds from purchases of stock under ESPP	1,178	967
Payments for taxes related to net share settlement of stock-based awards	(9,210)	(1,012)
Proceeds from exercise of stock options	3,097	1,288
Distributions under Tax Sharing Agreement	—	(536)
Payments for purchase commitment and contingent consideration liabilities	(6,424)	(423)
Payments of finance lease liabilities	(77)	(96)
Payments for deferred purchase commitments	(10,000)	(20,000)
Net cash (used in) provided by financing activities	(6,003)	25,977
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(55)	(1,137)
Net decrease in cash, cash equivalents and restricted cash	(25,626)	(1,996)
Cash, cash equivalents and restricted cash, beginning of period	106,748	98,206
Cash, cash equivalents and restricted cash, end of period	$81,122	$96,210
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$49,499	$72,370
Restricted cash—funds held for customers	31,623	23,840
Total cash, cash equivalents and restricted cash, end of period	$81,122	$96,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Vertex, Inc. (“Vertex”) and its consolidated subsidiaries and variable interest entities (“VIE”) (collectively, the “Company”) operate as solutions providers of state, local, and value added tax calculation, compliance, and analytics, offering software products which are sold through software license and software as a service (“cloud”) subscriptions. The Company also provides implementation and training services in connection with its software license and cloud subscriptions, transaction tax returns outsourcing, and other tax-related services. The Company sells to customers located throughout the United States of America (“U.S.”) and internationally.

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”) filed with the SEC on March 10, 2023. The condensed consolidated balance sheet as of December 31, 2022 has been derived from audited financial statements included in the 2022 Annual Report. The accompanying interim condensed consolidated balance sheet as of September 30, 2023, the interim condensed consolidated statements of comprehensive loss and changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022,  and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year ending December 31, 2023.

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The condensed consolidated balance sheet as of December 31, 2022 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2022 have been revised in this Quarterly Report on Form 10-Q. The Company intends to revise the remaining quarterly and annual amounts affected in future filings in which they appear, as applicable.

    Segments

The Company operates its business as one operating segment. For the three and nine months ended September 30, 2023, approximately 7% of the Company’s revenues were generated from customers located outside the U.S. For the three and nine months ended September 30, 2022, revenues generated from customers located outside the U.S. were approximately 7% and 8%, respectively. As of September 30, 2023 and December 31, 2022, $755 and $827, respectively, of the Company’s property and equipment assets were held outside the U.S.

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues, and expenses during the reporting period. Significant estimates used in preparing these condensed consolidated financial statements include: (i) the estimated allowance for subscription cancellations; (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) allowance for credit losses on available-for-sale debt securities; (iv) the reserve for self-insurance; (v) assumptions related to achievement of technological feasibility for software developed for sale; (vi) product life cycles; (vii) estimated useful lives and potential impairment of long-lived assets, intangible assets, and capitalized CCA software implementation costs; (viii) potential impairment of goodwill; (ix) determination of the fair value of tangible and intangible assets acquired, liabilities assumed, and consideration transferred in acquisitions; (x) amortization period of material rights and deferred commissions; (xi) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of certain stock-based compensation awards, and Employee Stock Purchase Plan (“ESPP”) purchase rights; (xii) measurement of future purchase commitment, contingent consideration liabilities, and deferred purchase consideration liabilities associated with acquisitions; and (xiii) the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements or tax returns. Actual results may differ from these estimates.

Software Development Costs

Cloud Computing Software Implementation Costs

The Company follows ASC 350-40, Goodwill and Other, Internal-Use Software, to account for development costs incurred for cloud computing software implementations. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Costs are primarily comprised of third-party consulting fees, direct labor, and related expenses. ASC 350-40 includes specific guidance on costs not to be capitalized, such as overhead, general and administrative and training costs. Costs are capitalized once the project is defined, funding is committed, and it is confirmed the software will be used for its intended use. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred.

Cloud computing software implementation costs incurred in hosting arrangements are capitalized and reported as a component of prepaid expenses and other current assets, or other assets, once available for their intended use. These costs are amortized using the straight-line method over their respective contract service periods, including periods covered by an option to extend, ranging from two to five years.

Amortization expense for capitalized cloud computing implementation costs for both the three and nine month periods ended September 30, 2023 was $919 and $1,550, respectively, and is included in general and administrative expense in the condensed consolidated statements of comprehensive loss. There was no amortization expense for the three and nine month periods ended September 30, 2022.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Supplemental Balance Sheet Disclosures

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of September 30,	December 31,
	2023	2022
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$3,922	$5,875
Unamortized cloud computing implementation costs	3,999	1,957
Prepaid insurance	969	2,291
Prepaid licenses and support	10,747	12,217
Prepaid expenses and other current assets	$19,637	$22,340

Other assets:
Unamortized cloud computing implementation costs	$13,491	$12,721
Other assets	1,888	2,612
Total other assets	$15,379	$15,333

Accrued expenses:
Accrued general expenses	$17,015	$18,485
Accrued contract labor and professional fees	12,229	17,421
Accrued income and other taxes	20,370	2,328
Accrued expenses	$49,614	$38,234

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

2.     REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Software subscriptions:
Software licenses	$66,637	$62,589	$196,070	$182,320
Cloud subscriptions	54,648	43,779	154,065	122,267
Software subscriptions	121,285	106,368	350,135	304,587
Services	23,742	19,870	67,338	55,911
Total revenues	$145,027	$126,238	$417,473	$360,498

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $14,308 and $9,554 at September 30, 2023 and December 31, 2022, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the nine months ended September 30, 2023	For the year ended December 31, 2022
	(unaudited)
Balance, beginning of period	$102,885	$76,929
Balance, end of period	129,018	102,885
Increase, net	$26,133	$25,956

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period or over the amortization period of material rights. Deferred revenue is reflected net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $10,472 and $7,133 at September 30, 2023 and

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

December 31, 2022, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended September 30,
	2023		2022
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, July 1,	$(14,218)		$(8,719)
Allowance balance, September 30,	(14,308)		(9,620)
Change in allowance		$90		$901
Deferred allowance balance, July 1,	10,409		6,700
Deferred allowance balance, September 30,	10,472		6,954
Change in deferred allowance		(63)		(254)
Net amount charged to revenues		$28		$647

	For the nine months ended September 30,
	2023		2022
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, January 1,	$(9,554)		$(9,151)
Allowance balance, September 30,	(14,308)		(9,620)
Change in allowance		$4,754		$469
Deferred allowance balance, January 1,	7,133		6,537
Deferred allowance balance, September 30,	10,472		6,954
Change in deferred allowance		(3,339)		(417)
Net amount charged to revenues		$1,416		$52

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets. The tables provide information about the balances of and changes to deferred revenue for the following periods:

	As of September 30,	As of December 31,
	2023	2022
	(unaudited)
Balances:
Deferred revenue, current	$264,785	$268,847
Deferred revenue, non-current	2,030	10,289
Total deferred revenue	$266,815	$279,136

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Changes to deferred revenue:
Beginning balance	$277,053	$255,074	$279,136	$249,010
Additional amounts deferred	134,789	124,899	405,152	365,223
Revenues recognized	(145,027)	(126,238)	(417,473)	(360,498)
Ending balance	$266,815	$253,735	$266,815	$253,735

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

The changes to contract cost balances as of and for the following periods are:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Deferred commissions:
Beginning balance	$15,921	$12,168	$15,463	$12,555
Additions	3,839	3,248	9,437	7,904
Amortization	(2,666)	(1,659)	(7,806)	(6,702)
Ending balance	$17,094	$13,757	$17,094	$13,757

3.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s fair value for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2023 (unaudited)	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$30,419	$30,419	$—	$—
Commercial Paper	8,402	—	8,402	—
U.S. Treasury Securities	2,671	—	2,671	—
Tellutax Contingent Consideration	4,700	—	—	4,700
Foreign Currency Forward Contracts	506	—	506	—

	Fair Value Measurements Using
As of December 31, 2022	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$67,430	$67,430	$—	$—
Commercial Paper	9,660	—	9,660	—
U.S. Treasury Securities	5,203	—	5,203	—
Tellutax Contingent Consideration	4,800	—	—	4,800
Foreign Currency Forward Contracts	569	—	569	—

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

A fair value adjustment of $900 and $1,349 was recorded in other operating expense, net for the three and nine months ended September 30, 2023, respectively. A fair value adjustment of $1,300 and $2,000 was recorded in other operating expense, net for the three and nine months ended September 30, 2022, respectively. At September 30, 2023, the Tellutax Contingent Consideration of $2,500 and $2,200 is included in purchase commitment and contingent consideration liabilities, current, and purchase commitment and contingent consideration liabilities, net of current portion, respectively, in the condensed consolidated balance sheets. At December 31, 2022, the Tellutax Contingent Consideration of $1,400 and $3,400 is included in purchase commitment and contingent consideration liabilities, current, and purchase commitment and contingent consideration liabilities, net of current portion, respectively, in the condensed consolidated balance sheets.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Tellutax Contingent Consideration fair value as of September 30, 2023 and December 31, 2022 and unobservable inputs used for the Monte Carlo Simulation valuation were as follows:

	September 30, 2023 (unaudited)
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$4,700	Monte Carlo Simulation	Revenue volatility	70.0%
			Revenue discount rate	22.9%
			Term (in years)	1.9

	December 31, 2022
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$4,800	Monte Carlo Simulation	Revenue volatility	75.0%
			Revenue discount rate	22.4%
			Term (in years)	2.4

Changes in the fair value of Tellutax Contingent Consideration during the nine months ended September 30, 2023 were as follows:

Tellutax
Contingent
Consideration
(unaudited)

Balance, January 1, 2023	$4,800
Fair value adjustments	1,349
Payments	(1,449)
Balance, September 30, 2023	$4,700

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

Deferred purchase consideration associated with the LCR acquisition was $10,000 and $19,824 at September 30, 2023 and December 31, 2022, respectively.

The Company has a contractual commitment to acquire the remaining equity interest from the original Systax Quotaholders incrementally through 2024. Future purchase commitment payments for these incremental acquisition amounts are based on a multiple of Systax revenue and earnings before interest, depreciation, amortization, and income taxes (“EBITDA”) performance at the end of 2022 and 2023, whereby the Company will have full ownership after the final transaction in 2024. Management determined these future purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. The fair value of the Purchase Commitment

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Liability at the acquisition date was finalized to be $12,592. This amount will fluctuate as a result of changes in foreign currency exchange rates and is reflected in purchase commitment and contingent consideration liabilities in the condensed consolidated balance sheets, with such changes in exchange rates being reflected in other comprehensive loss or income in the condensed consolidated statements of comprehensive loss. Adjustments to the settlement date value that arise as a result of remeasurement at future balance sheet dates will be recorded as interest expense related to financing costs in the condensed consolidated statements of comprehensive income (loss) in the period the change is identified. No such adjustments have been recorded for the three or nine months ended September 30, 2023 or 2022.

The Company acquired an additional 15% equity interest of Systax through a Purchase Commitment Liability payment of $0 and $4,975 during the three and nine months ended September 30, 2023, respectively, increasing the Company’s equity interest in Systax to 80%. The remaining Purchase Commitment Liability at September 30, 2023 was $5,342, and is included in purchase commitment and contingent consideration liabilities, current, in the condensed consolidated balance sheet.

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

4.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of September 30,	As of December 31,
	2023	2022
	(unaudited)
Leasehold improvements	$20,649	$20,929
Equipment	21,925	39,238
Computer software purchased	2,781	11,892
Internal-use software developed:
Cloud-based customer solutions	140,346	142,980
Internal systems and tools	39,430	42,035
Furniture and fixtures	7,666	7,665
In-process internal-use software	15,857	18,200
Property and equipment	248,654	282,939
Less accumulated depreciation and amortization	(148,384)	(181,849)
Property and equipment, net	$100,270	$101,090

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,636 and $1,535 for the three months ended September 30, 2023 and 2022, respectively, and $5,120 and $4,923 for the nine months ended September 30, 2023 and 2022, respectively, and is reflected in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

Finance lease amortization was $70 and $174 for the three months ended September 30, 2023 and 2022, respectively, and $586 and $363 for the nine months ended September 30, 2023 and 2022, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of comprehensive loss.

Assets under finance leases of $303 and $1,461, net of accumulated amortization of $166 and $861, respectively, at September 30, 2023 and December 31, 2022, respectively, are included in property and equipment in the condensed consolidated balance sheets.

The major components of internal-use software are as follows:

	As of September 30,	As of December 31,
	2023	2022
	(unaudited)
Internal-use software developed	$179,776	$185,015
Less accumulated depreciation	(107,992)	(119,603)
Internal-use software developed, net of accumulated depreciation	71,784	65,412
In-process internal-use software	15,857	18,200
Internal-use software developed, net	$87,641	$83,612

Amounts included in property and equipment additions related to capitalized internal-use software on the condensed consolidated statements of cash flows are as follows:

	For the nine months ended September 30,
	2023	2022

	(unaudited)
Cloud-based customer solutions	$22,170	$22,014
Internal systems and tools	12,095	9,496
Total	$34,265	$31,510

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended September 30,

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

2023 and 2022 was $8,821 and $6,881, respectively, and $25,230 and $20,139, for the nine  months ended September 30, 2023 and 2022, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive loss.

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended September 30, 2023 and 2022 was $1,466 and $1,228, respectively, and $5,695 and $3,253 for the nine months ended September 30, 2023 and 2022, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive loss.

5.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of September 30,	As of December 31,
	2023	2022
	(unaudited)
Capitalized software	$115,152	$96,577
Less accumulated amortization	(75,936)	(62,197)
Capitalized software, net of accumulated depreciation	39,216	34,380
In-process capitalized software	140	4,632
Capitalized software, net	$39,356	$39,012

Software development costs capitalized for the three months ended September 30, 2023 and 2022, excluding acquisitions, were $5,041 and $4,362, respectively, and $14,083 and $10,288 for the nine months ended September 30, 2023 and 2022, respectively.

Capitalized software amortization expense, including amortization of acquired technology, was $5,147 and $4,163 for the three months ended September 30, 2023 and 2022, respectively, and $13,739 and $12,869 for the nine months ended September 30, 2023 and 2022, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive loss.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of September 30,	As of December 31,
	2023	2022
	(unaudited)
Goodwill	$250,955	$251,842
Other intangible assets, net	3,021	5,181
Total	$253,976	$257,023

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The Company has recognized various amortizable other intangible assets in connection with acquisitions related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements, for the periods presented:

	As of September 30,	As of December 31,
	2023	2022
	(unaudited)
Weighted average amortization period (years)	3.5	3.5

Gross value	$10,791	$10,667
Accumulated amortization	(7,770)	(5,486)
Carrying value	$3,021	$5,181

The following table presents amortization of other intangible assets:

For the three months ended September 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2023	$61	$596	$657
2022	58	755	813
For the nine months ended September 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2023	$181	$2,046	$2,227
2022	177	3,023	3,200

7.DEBT

Credit Agreement

On March 8, 2022, the Company entered into the Second Amendment to the Credit Agreement, with a banking syndicate, which provides (i) a term loan in the aggregate amount of $50,000 (the “Term Loan”); and (ii) a $200,000 revolving facility (the “Line of Credit”). Our indebtedness at September 30, 2023 and December 31, 2022 was as follows:

	As of September 30,	As of December 31,
	2023	2022
	(unaudited)

Term Loan	$2,500	$2,188
Current portion of long-term debt	2,500	2,188

Term Loan	45,000	46,875
Deferred financing costs	(137)	(166)
Debt, net of current portion	$44,863	$46,709
Total debt, net of financing costs	$47,363	$48,897

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

8.STOCKHOLDERS’ EQUITY

Common Stock

During the three and nine months ended and September 30, 2023, the Company issued 744 and 1,595 shares of Class A common stock, respectively, related to the exercise of options, net of 292 and 315 shares, respectively, returned to the Company in lieu of payment of the exercise price and taxes due on these exercises.

During the three and nine months ended September 30, 2023, the Company issued 56 and 469 shares of Class A common stock, respectively, in connection with the vesting of Restricted Stock Units (“RSUs”), net of 24 and 266 shares, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

During the three and nine months ended September 30, 2023, the Company issued 92 and 198 shares of Class A common stock, respectively, in connection with the vesting of Restricted Stock Awards (“RSAs”), net of 7 and 7 shares, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSAs.

During the three and nine months ended September 30, 2023, a stockholder exchanged 879 and 3,468 shares of Class B common stock, for an equivalent number of shares of Class A common stock.

During the three and nine months ended and September 30, 2022, the Company issued 212 and 577 shares of Class A, respectively, related to the exercise of options, net of 21 and 91 shares, respectively, returned to the Company in lieu of payment of the exercise price and taxes due on these exercises.

During the three and nine months ended September 30, 2022, the Company issued 31 and 34 shares of Class A, respectively, in connection with the vesting of RSUs, net of 13 and 14 shares, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

During the three and nine months ended September 30, 2022, the Company issued 114 and 173 shares of Class A common stock, respectively in connection with the vesting of Restricted Stock Awards (“RSAs”), net of 15 and 15 shares, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSAs.

During the three and nine months ended September 30, 2022, a stockholder exchanged 0 and 5,500 shares of Class B common stock, respectively for an equivalent number of shares of Class A common stock.

Tax Sharing Agreement Payments

In connection with termination of the Company’s S-Corporation election effective July 27, 2020, the Company entered into a tax sharing agreement (“Tax Sharing Agreement”) with the former S-Corporation shareholders. All obligations of the Company under the Tax Sharing Agreement are satisfied by adjustments of additional paid in capital.

No payments were required under the Tax Sharing Agreement in 2023. During the three and nine months ended September 30, 2022, the Company distributed $0 and $536, respectively, to the former S-Corporation shareholders under the Tax Sharing Agreement to settle the Company’s obligation for income taxes related to the allocation of taxable income to the S-Corporation short tax period ended July 26, 2020.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

9.    EARNINGS PER SHARE

The tables below illustrate the calculation of basic and diluted net loss per common share for the Class A common stock and Class B common stock for the periods reflected below.

	For the three months ended September 30,		For the nine months ended September 30,
Class A common stock:	2023	2022	2023	2022

	(unaudited)		(unaudited)
Numerator, basic:
Net loss attributable to all stockholders	$(3,399)	$(1,141)	$(28,427)	$(6,995)
Class A common stock as a percentage of total shares outstanding, basic	36.12%	32.37%	35.04%	29.91%
Net loss attributable to Class A stockholders, basic	$(1,228)	$(369)	$(9,960)	$(2,092)

Numerator, diluted:
Net loss attributable to all stockholders	$(3,399)	$(1,141)	$(28,427)	$(6,995)
Class A common stock as a percentage of total shares outstanding, diluted	36.12%	32.37%	35.04%	29.91%
Net loss attributable to Class A stockholders, diluted	$(1,228)	$(369)	$(9,960)	$(2,092)

Denominator, basic and diluted:
Weighted average Class A common stock, basic	54,931	48,488	53,050	44,708
Dilutive effect of common stock equivalents(1) (2)	—	—	—	—
Weighted average Class A common stock, diluted	54,931	48,488	53,050	44,708

Net loss per Class A share, basic	$(0.02)	$(0.01)	$(0.19)	$(0.05)
Net loss per Class A share, diluted	$(0.02)	$(0.01)	$(0.19)	$(0.05)
(1)	For the three months ended September 30, 2023, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive: 7,332 options (including 307 out-of-the-money options), 121 restricted stock awards (“RSAs”), 4,162 RSUs, and 36 shares under the ESPP. For the three months ended September 30, 2022, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive: 8,113 options (including 760 out-of-the-money options), 273 RSAs, 2,485 RSUs, and 53 shares under the ESPP.

(2)	For the nine months ended September 30, 2023, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive: 7,814 options (including 498 out-of-the-money options), 193 RSAs, 3,825 RSUs, and 43 shares under the ESPP. For the nine months ended September 30, 2022, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive: 8,343 options (including 764 out-of-the-money options), 301 RSAs, 2,153 RSUs, and 48 shares under the ESPP.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
Class B common stock:	2023	2022	2023	2022

	(unaudited)		(unaudited)
Numerator, basic:
Net loss attributable to all stockholders	$(3,399)	$(1,141)	$(28,427)	$(6,995)
Class B common stock as a percentage of total shares outstanding, basic	63.88%	67.63%	64.96%	70.09%
Net loss attributable to Class B stockholders, basic	$(2,171)	$(772)	$(18,467)	$(4,903)

Numerator, diluted:
Net loss attributable to all stockholders	$(3,399)	$(1,141)	$(28,427)	$(6,995)
Class B common stock as a percentage of total shares outstanding, diluted	63.88%	67.63%	64.96%	70.09%
Net loss attributable to Class B stockholders, diluted	$(2,171)	$(772)	$(18,467)	$(4,903)

Denominator, basic and diluted:
Weighted average Class B common stock, basic	97,145	101,307	98,361	104,772
Dilutive effect of common stock equivalents	—	—	—	—
Weighted average Class B common stock, diluted	97,145	101,307	98,361	104,772

Net loss per Class B share, basic	$(0.02)	$(0.01)	$(0.19)	$(0.05)
Net loss per Class B share, diluted	$(0.02)	$(0.01)	$(0.19)	$(0.05)

10.    STOCK-BASED AWARD PLANS

The 2020 Plan provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The Company issued stock options, RSAs, and RSUs under the 2020 Plan. As of September 30, 2023, 14,875 shares of Class A common stock were available for issuance under the 2020 Plan.

Options

The following table summarizes activity for options outstanding under the 2020 Plan for the nine months ended September 30, 2023:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value

		(unaudited)
Outstanding at January 1, 2023	8,508	$4.34	4.3	$86,514
Exercised	(1,909)	$2.47
Forfeited	(34)	$5.55
2020 Plan options outstanding at September 30, 2023	6,565	$4.88	4.9	121,818
2020 Plan options exercisable at September 30, 2023	5,108	$3.77	4.3	99,941

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The detail of options outstanding, vested, and exercisable under the 2020 Plan as of September 30, 2023 is as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)

	(unaudited)
$0.15 to $0.71	1,391	*	1,393	*
$2.15	172	1.4	172	1.4
$2.50	1,761	2.9	1,761	2.9
$2.67	77	3.4	77	3.4
$3.17	538	4.6	538	4.6
$3.73	1,241	6.0	494	6.0
$4.70	628	6.4	286	6.4
$18.47	213	8.2	53	8.2
$18.96	235	7.9	170	7.9
$19.00	65	8.0	32	8.0
$32.16	244	7.4	132	7.4
	6,565		5,108
*Amended Options have indefinite contractual lives

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

There were no options issued under the 2020 Plan during the three or nine months ended September 30, 2023 or 2022.

At September 30, 2023, $5,960 of unrecognized compensation expense associated with options is expected to be recognized over a weighted average period of approximately 1.4 years.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2023:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2023	2,562	$15.90
Granted	2,462	16.10
Vested	(735)	17.51
Forfeited	(169)	14.86
Outstanding at September 30, 2023	4,120	$15.77

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive loss over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. Vested RSUs are settled by issuing Class A shares or the equivalent value in cash at the Board’s discretion. At September 30, 2023, $48,378 of unrecognized compensation cost for RSUs is expected to be recognized over a weighted average period of approximately 2.7 years.

In connection with the Taxamo acquisition, certain continuing employees of Taxamo received RSUs with service and performance conditions (“PSUs”). At September 30, 2023, there are 895 shares of our Class A common stock with an

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

aggregate grant date fair value of $15,803 that will be accounted for as post-acquisition compensation expense over the vesting period if targets are achieved. The performance-based condition will be satisfied upon meeting certain performance targets for the year ended 2023. As of September 30, 2023, it is not probable that these targets will be met, thus no compensation expense has been recorded to date related to these PSUs.

Restricted Stock Awards

The following table summarizes RSA activity for the nine months ended September 30, 2023:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2023	235	$14.91
Granted	62	$22.69
Vested	(206)	14.32
Outstanding at September 30, 2023	91	$21.50

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive loss over the period during which the participants are required to perform services in exchange for the award, which is generally one to four years. At September 30, 2023, $1,444 of unrecognized compensation cost for RSAs is expected to be recognized over a weighted average period of approximately 0.8 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common stock through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Amounts withheld from participants are reflected in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending November 30, 2023 aggregated $1,062 as of September 30, 2023. As of September 30, 2023, 4,984 shares of Class A common stock were available for issuance under the ESPP.

As of September 30, 2023 there was approximately $138 of unrecognized ESPP stock-based compensation cost expected to be recognized on a straight-line basis over the remaining term of the six-month offering period ending November 30, 2023.

At September 30, 2023 and 2022, there were two ESPP offering periods open that end November 30, 2023 and 2022, respectively. The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. ESPP offering periods reflected in the September 30, 2023 and 2022 financial statements include the periods noted below in the table. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

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

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to incentive awards, net of forfeitures, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Stock-based compensation expense:
Stock options	$1,515	$1,836	$4,788	$5,250
RSUs	5,452	2,544	18,762	6,665
RSAs	598	725	2,076	2,034
ESPP	207	151	602	434
Total stock-based compensation expense	$7,772	$5,256	$26,228	$14,383

The Company recognized stock-based compensation cost in the condensed consolidated statements of comprehensive loss as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$728	$577	$2,143	$1,502
Cost of revenues, services	452	374	1,454	1,055
Research and development	1,398	581	4,407	1,193
Selling and marketing	2,325	1,621	6,305	4,594
General and administrative	2,869	2,103	11,919	6,039
Total stock-based compensation expense	$7,772	$5,256	$26,228	$14,383

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

12.   INCOME TAXES

The Company reported income tax expense (benefit) of $784 and $(91) for the three months ended September 30, 2023, and 2022, respectively. The Company reported income tax expense of $13,266 and $1,217 for the nine months ended September 30, 2023, and 2022, respectively. The effective income tax rate ("ETR") was (30.0)% for the three months

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

ended September 30, 2023, compared to 7.4% for the three months ended September 30, 2022. The ETR was (87.5)% for the nine months ended September 30, 2023, compared to (21.1)% for the nine months ended September 30, 2022. The ETR for the three and nine months ended September 30, 2023 and 2022 differ from the U.S. federal statutory income tax rate of 21% primarily due to income tax expense on income allocated to state jurisdictions, differences in tax rates on foreign jurisdiction income or loss, limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m), and tax benefits on exercises and vestings of stock awards. In addition, the ETR for September 30, 2023 includes a valuation allowance recorded on certain foreign deferred tax assets.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2023 (the “2022 Annual Report”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Special Note Regarding Forward-Looking Statements” above, and in Part I, Item 1A of the 2022 Annual Report and as may be subsequently updated by our other SEC filings.

Overview

Vertex is a leading global provider of indirect tax software and solutions. Our mission is to deliver the most trusted tax technology enabling global businesses to transact, comply, and grow with confidence. Vertex provides cloud-based and on-premise solutions that can be tailored to specific industries for every major line of indirect tax, including sales and consumer use, value added, and payroll. Headquartered in North America, and with offices in South America and Europe, Vertex employs over 1,400 professionals and serves companies across the globe.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 45% and 41% of software subscription revenue from cloud-based subscriptions during the three months ended September 30, 2023 and 2022, respectively, and 44% and 40% for the nine months ended September 30, 2023 and 2022, respectively. While our on-premise software subscription revenue comprised 55% and 59% of our software subscription revenue during the three months ended September 30, 2023 and 2022, respectively, and 56% and 60% for the nine months ended September 30, 2023 and 2022, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

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

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $145.0 million and $126.2 million for the three months ended September 30, 2023 and 2022, respectively and $417.5 million and $360.5 million for the nine months ended September 30, 2023 and 2022, respectively. We had a net loss of $(3.4) million and $(1.1) million for the three months ended September 30, 2023 and 2022, respectively, and $(28.4) million and $(7.0) million for the nine months ended September 30, 2023 and 2022, respectively. These amounts are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, amortization of cloud computing implementation costs, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs (which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations). Adjusted EBITDA was $26.6 million and $20.7 million for the three months ended September 30, 2023 and 2022, respectively, and $68.8 million and $57.6 million for the nine months ended September 30, 2023 and 2022, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

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

Revenue is impacted by the timing of sales and our customers’ growth or contractions resulting in their need to expand or contract their subscription usage, the purchase of new solutions or the non-renewal of existing solutions. In addition, revenue will fluctuate with the cessation of extended product support fees charged for older versions of our software subscription solutions when they are retired and these fees are no longer charged. Contracts for on-premise licenses permit cancellations at the end of the license term, which is generally one year. Legacy cloud-based subscription contracts for multi-year periods previously provided customers the right to terminate their contract for services prior to the end of the subscription period at a significant penalty. This penalty requires the payment of a percentage of the remaining months of the then current contract term. Current cloud-based contracts do not contain such termination rights. Terminations of cloud-based subscriptions prior to the end of the subscription term have occurred infrequently and the impact has been immaterial. The allowance for subscription and non-renewal cancellations reflects an estimate of the amount of such cancellations and non-renewals based on past experience, current information, and forward-looking economic considerations.

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

Cost of Revenue

Software Subscriptions

Cost of software subscriptions revenue consists of costs related to providing and supporting our software subscriptions and includes personnel and related expenses, including salaries, benefits, bonuses, and stock-based compensation. In addition, cost of revenue includes direct costs associated with information technology, such as data center and software hosting costs, and tax content maintenance. Cost of software subscriptions revenue also includes amortization associated with direct labor and related expenses for capitalized internal-use software for cloud-based subscription solutions and software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of certain acquired intangible assets. We plan to continue to significantly expand our infrastructure and personnel to support our future growth and increases in transaction volumes of our cloud-based solutions, including through acquisitions. We expect growth in our business will result in an increase in cost of software subscriptions revenue in absolute dollars.

Services

Cost of services revenue consists of direct costs of software subscription-related services and our managed services offering. These costs include personnel and related expenses, including salaries, benefits, bonuses, stock-based compensation, and the cost of third-party contractors and other direct expenses. We plan to continue to expand our infrastructure and personnel as necessary to support our future growth and related increases in our service revenue. We expect growth in our business will result in an increase in the cost of services revenue in absolute dollars.

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

	For the three months ended				For the nine months ended
	September 30,				September 30,
(Dollars in thousands)	2023	2022	Period-Over-Period Change		2023	2022	Period-Over-Period Change

	(unaudited)				(unaudited)
Revenues:
Software subscriptions	$121,285	$106,368	$14,917	14.0%	$350,135	$304,587	$45,548	15.0%
Services	23,742	19,870	3,872	19.5%	67,338	55,911	11,427	20.4%
Total revenues	145,027	126,238	18,789	14.9%	417,473	360,498	56,975	15.8%
Cost of revenues:
Software subscriptions	41,055	36,638	4,417	12.1%	116,974	105,760	11,214	10.6%
Services	15,816	14,020	1,796	12.8%	45,523	37,893	7,630	20.1%
Total cost of revenues	56,871	50,658	6,213	12.3%	162,497	143,653	18,844	13.1%
Gross profit	88,156	75,580	12,576	16.6%	254,976	216,845	38,131	17.6%
Operating expenses:
Research and development	16,772	10,351	6,421	62.0%	45,314	30,294	15,020	49.6%
Selling and marketing	33,919	30,252	3,667	12.1%	103,196	89,683	13,513	15.1%
General and administrative	35,385	31,679	3,706	11.7%	109,071	90,520	18,551	20.5%
Depreciation and amortization	3,782	2,936	846	28.8%	11,401	9,120	2,281	25.0%
Other operating expense , net	316	1,233	(917)	* %	1,013	1,927	(914)	* %
Total operating expenses	90,174	76,451	13,723	18.0%	269,995	221,544	48,451	21.9%
Loss from operations	(2,018)	(871)	(1,147)	131.7%	(15,019)	(4,699)	(10,320)	219.6%
Interest expense, net	597	361	236	* %	142	1,079	(937)	* %
Loss before income taxes	(2,615)	(1,232)	(1,383)	112.3%	(15,161)	(5,778)	(9,383)	162.4%
Income tax expense (benefit)	784	(91)	875	* %	13,266	1,217	12,049	* %
Net loss	(3,399)	(1,141)	(2,258)	197.9%	(28,427)	(6,995)	(21,432)	306.4%
Other comprehensive (income) loss:
Foreign currency translation adjustments and revaluations, net of tax	5,311	10,670	(5,359)	(50.2)%	1,580	24,496	(22,916)	(93.5)%
Unrealized (gain) loss on investments, net of tax	(10)	28	(38)	* %	(20)	26	(46)	* %
Total other comprehensive (income) loss, net of tax	5,301	10,698	(5,397)	* %	1,560	24,522	(22,962)	* %
Total comprehensive loss	$(8,700)	$(11,839)	$3,139	(26.5)%	$(29,987)	$(31,517)	$1,530	(4.9)%

*: Percentage change not meaningful.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$728	$577	$2,143	$1,502
Cost of revenues, services	452	374	1,454	1,055
Research and development	1,398	581	4,407	1,193
Selling and marketing	2,325	1,621	6,305	4,594
General and administrative	2,869	2,103	11,919	6,039
Total stock-based compensation expense	$7,772	$5,256	$26,228	$14,383

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	83.6%	84.3%	83.9%	84.5%
Services	16.4%	15.7%	16.1%	15.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Software subscriptions	28.3%	29.0%	28.0%	29.3%
Services	10.9%	11.1%	10.9%	10.5%
Total cost of revenues	39.2%	40.1%	38.9%	39.8%
Gross profit	60.8%	59.9%	61.1%	60.2%
Operating expenses:
Research and development	11.6%	8.2%	10.9%	8.4%
Selling and marketing	23.4%	24.0%	24.7%	24.9%
General and administrative	24.4%	25.1%	26.1%	25.1%
Depreciation and amortization	2.6%	2.3%	2.7%	2.5%
Other operating expense , net	0.2%	1.0%	0.2%	0.5%
Total operating expenses	62.2%	60.6%	64.6%	61.4%
Loss from operations	(1.4)%	(0.7)%	(3.5)%	(1.2)%
Interest expense, net	0.4%	0.3%	—%	0.3%
Loss before income taxes	(1.8)%	(1.0)%	(3.5)%	(1.5)%
Income tax expense (benefit)	0.5%	(0.1)%	3.2%	0.3%
Net loss	(2.3)%	(0.9)%	(6.7)%	(1.8)%
Other comprehensive (income) loss:
Foreign currency translation adjustments and revaluations, net of tax	3.7%	8.5%	0.4	6.8%
Unrealized (gain) loss on investments, net of tax	—%	—%	—	—%
Total other comprehensive (income) loss, net of tax	3.7%	8.5%	0.4%	6.8%
Total comprehensive loss	(6.0)%	(9.4)%	(7.1)%	(8.6)%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenues

	For the three months ended
	September 30,
(Dollars in thousands)	2023	2022	Period-Over-Period Change
Revenues:
Software subscriptions	$121,285	$106,368	$14,917	14.0%
Services	23,742	19,870	3,872	19.5%
Total revenues	$145,027	$126,238	$18,789	14.9%

Revenues increased $18.8 million, or 14.9%, to $145.0 million for the three months ended September 30, 2023 compared to $126.2 million for the three months ended September 30, 2022. The increase in software subscriptions revenues of $14.9 million, or 14.0%, was primarily driven by increases from our existing customers in cross selling new products to existing customers, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 6.5% and 7.5% of total software subscriptions revenues in the three months ended September 30, 2023 and 2022, respectively.

The $3.9 million increase in services revenues was primarily driven by an increase of $3.4 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions. In addition, our managed services offering experienced a $0.5 million increase in recurring services revenues over the prior year due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	For the three months ended
	September 30,
(Dollars in thousands)	2023	2022	Period-Over-Period Change
Cost of software subscriptions revenues	$41,055	$36,638	$4,417	12.1%

Cost of software subscriptions revenues increased $4.4 million, or 12.1%, to $41.1 million for the three months ended September 30, 2023 compared to $36.6 million for the three months ended September 30, 2022. This was driven by a $1.5 million increase in costs of personnel supporting period-over-period growth of sales and customers and ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers.  In addition, this included an increase in depreciation and amortization of capitalized software and acquired intangible assets of $2.9 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets. As a percentage of software subscriptions revenues, the cost of software subscriptions revenues decreased to 33.9% in the three months ended September 30, 2023 compared to 34.4% for the same period in 2022.

Cost of Services Revenues

	For the three months ended
	September 30,
(Dollars in thousands)	2023	2022	Period-Over-Period Change
Cost of services revenues	$15,816	$14,020	$1,796	12.8%

Cost of services revenues increased $1.8 million, or 12.8%, to $15.8 million for the three months ended September 30, 2023 compared to $14.0 million for the three months ended September 30, 2022. The increase in cost of services revenues was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering. As a percentage of services revenues, cost of services revenues decreased to 66.6% in the three months ended September 30, 2023 compared to 70.6% for the same period in 2022.

Research and Development

	For the three months ended
	September 30,
(Dollars in thousands)	2023	2022	Period-Over-Period Change
Research and development	$16,772	$10,351	$6,421	62.0%

Research and development expenses increased $6.4 million, or 62.0%, to $16.8 million for the three months ended September 30, 2023 compared to $10.4 million for the three months ended September 30, 2022. The increase in research and development expenses is due primarily to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces (“APIs”) to customer ERP and other software platforms. As a percentage of total revenues, research and development expenses increased to 11.6% in the three months ended September 30, 2023 compared to 8.2% for the same period in 2022. Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	For the three months ended
	September 30,
(Dollars in thousands)	2023	2022	Period-Over-Period Change
Selling and marketing	$33,919	$30,252	$3,667	12.1%

Selling and marketing expenses increased $3.7 million, or 12.1%, to $33.9 million for the three months ended September 30, 2023 compared to $30.3 million for the same period in 2022.  This increase was primarily driven by a $3.8 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. This was partly offset by a decrease of $0.2 million in amortization of acquired intangible assets associated with prior acquisitions. As a percentage of total revenues, selling and marketing expenses decreased to 23.4% in the three months ended September 30, 2023 compared to 24.0% for the same period in 2022.

.

General and Administrative

	For the three months ended
	September 30,
(Dollars in thousands)	2023	2022	Period-Over-Period Change
General and administrative	$35,385	$31,679	$3,706	11.7%

General and administrative expenses increased $3.7 million, or 11.7%, to $35.4 million for the three months ended September 30, 2023 compared to $31.7 million for the same period in 2022. General and administrative expenses increased $2.8 million due to planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and resources in support of our growth and public company reporting and compliance activities.  Additionally, there was an increase of $0.9 million for the amortization of capitalized cloud computing implementation costs related to our ERP modernization initiative.  As a percentage of total revenues, general and administrative expenses decreased to 24.4% in the three months ended September 30, 2023 compared to 25.1% for the same period in 2022.

 Depreciation and Amortization

	For the three months ended
	September 30,
(Dollars in thousands)	2023	2022	Period-Over-Period change
Depreciation and amortization	$3,782	$2,936	$846	28.8%

Depreciation and amortization increased $0.8 million, or 28.8%, to $3.8 million for the three months ended September 30, 2023 compared to $2.9 million for the same period in 2022. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth. As a percentage of total revenues, depreciation and amortization expenses increased to 2.6% in the three months ended September 30, 2023 compared to 2.3% for the same period in 2022.

Other Operating Expense, Net

	For the three months ended
	September 30,
(Dollars in thousands)	2023	2022	Period-Over-Period Change
Other operating expense , net	$316	$1,233	$(917)	(74.4)%

Other operating expense, net decreased to expense of $0.3 million, net for the three months ended September 30, 2023 compared to $1.2 million of expense, net for the same period in 2022.  Other operating expense, net for the three months ended September 30, 2023 included a 0.9 million increase in the contingent consideration liability for the Tellutax, Inc. acquisition (“Tellutax”) partly offset by $0.6 million in foreign currency gains. Other operating expense, net for the three months ended September 30, 2022 was primarily comprised of a $1.3 million increase in the contingent consideration liability for the Tellutax, Inc. acquisition. As a percentage of total revenues, other operating expense, net decreased to 0.2% for the three months ended September 30, 2023 compared to 1.0% in 2022.

Interest Expense, Net

	For the three months ended
	September 30,
(Dollars in thousands)	2023	2022	Period-Over-Period Change
Interest expense, net	$597	$361	$236	65.4%

Interest expense, net increased to $0.6 million for the three months ended September 30, 2023, compared to $0.4 million for the same period in 2022. Interest expense related to bank debt increased $0.2 million during the three months ended September 30, 2023 associated with the amendment to the credit agreement entered into in March 2022 (“Second Amendment to the Credit Agreement”). The valuation of our foreign currency forward contracts decreased $0.3 million as a result of market fluctuations.  This was partially offset by  a $0.3 million increase in interest income due to the increase in interest rates and dollars invested associated with investment securities in 2023.

Income Tax Expense (Benefit)

	For the three months ended
	September 30,
(Dollars in thousands)	2023	2022	Period-Over-Period Change
Income tax expense (benefit)	$784	$(91)	$875	(961.5)%

Income tax expense increased to $0.8 million for the three months ended September 30, 2023 compared to an income tax (benefit) of ($0.1) million for the same period in 2022. The increase in tax expense was primarily driven by changes in state income taxes, differences in tax rates on foreign jurisdiction income or loss, limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m), and tax benefits on exercise and vestings of stock awards, and valuation allowances on net deferred tax assets established for certain foreign jurisdictions.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenues

	For the nine months ended
	September 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Revenues:
Software subscriptions	$350,135	$304,587	$45,548	15.0%
Services	67,338	55,911	11,427	20.4%
Total revenues	$417,473	$360,498	$56,975	15.8%

Revenues increased $57.0 million, or 15.8%, to $417.5 million for the nine months ended September 30, 2023 compared to $360.5 million for the nine months ended September 30, 2022. The increase in software subscriptions revenues of $45.5 million, or 15.0%, was primarily driven by increases from our existing customers in cross selling new products to existing customers, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 6.5% and 8.0% of total software subscriptions revenues in 2023 and 2022, respectively.

The $11.4 million increase in services revenues was primarily driven by an increase of $7.9 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions, existing customers upgrading to newer versions of our solutions, and our premium support services. In addition, our managed services offering experienced a $3.6 million increase in recurring services revenues over the prior year due to returns processing volume increases related to customer business growth and regulatory changes resulting in customers expanding their tax filings into more jurisdictions.

.

Cost of Software Subscriptions Revenues

	For the nine months ended
	September 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Cost of software subscriptions revenues	$116,974	$105,760	$11,214	10.6%

Cost of software subscriptions revenues increased $11.2 million, or 10.6%, to $117.0 million for the nine months ended September 30, 2023 compared to $105.8 million for the nine months ended September 30, 2022. This was driven by a $4.7 million increase in costs of personnel supporting period-over-period growth of sales and customers and ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers. In addition, this included an increase in depreciation and amortization of capitalized software and acquired intangible assets of $5.9 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets. Lastly, stock-based compensation increased by $0.6 million for the nine months ended September 30, 2023 over the same period in 2022. As a percentage of software subscriptions revenues, the cost of software subscriptions revenues decreased to 33.4% in the nine months ended September 30, 2023 compared to 34.7% for the same period in 2022. After excluding stock-based compensation expense, as a percentage of software subscriptions revenue, cost of software subscriptions revenues decreased to 32.8% for the nine months ended September 30, 2023 compared to 34.2% for the same period in 2022.

Cost of Services Revenues

	For the nine months ended
	September 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Cost of services revenues	$45,523	$37,893	$7,630	20.1%

Cost of services revenues increased $7.6 million, or 20.1%, to $45.5 million for the nine months ended September 30, 2023 compared to $37.9 million for the nine months ended September 30, 2022. The increase in cost of services revenues was primarily due to a $7.2 million increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering. In addition, this includes an increase in stock-based compensation of $0.4 million for the nine months ended September 30, 2023 over the same period in 2022. As a percentage of services revenues, cost of services revenues increased to 67.6% in the nine months ended September 30, 2023 compared to 67.8% for the same period in 2022. After excluding stock-based compensation expense, as a percentage of services revenues, cost of services revenues decreased to 65.4% in the nine months ended September 30, 2023 compared to 65.9% for the same period in 2022.

Research and Development

	For the nine months ended
	September 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Research and development	$45,314	$30,294	$15,020	49.6%

Research and development expenses increased $15.0 million, or 49.6%, to $45.3 million for the nine months ended September 30, 2023 compared to $30.3 million for the nine months ended September 30, 2022. The increase in research and development expenses is due to a $11.8 million increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers and continued expansion of connectors and APIs to customer ERP and other software platforms. In addition, this includes an increase in stock-based compensation of $3.2 million for the nine months ended September 30, 2023 over the same period in 2022.  As a percentage of total revenues, research and development expenses increased to 10.9% in the nine months ended September 30, 2023 compared to 8.4% for the same period in 2022. After excluding stock-based compensation expense, as a percentage of total revenues, research and development expenses increased to 9.8% in the nine months ended September 30, 2023 compared to 8.1% for the same period in 2022.  Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	For the nine months ended
	September 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Selling and marketing	$103,196	$89,683	$13,513	15.1%

Selling and marketing expenses increased $13.5 million, or 15.1%, to $103.2 million for the nine months ended September 30, 2023 compared to $89.7 million for the same period in 2022. This increase was primarily driven by a $12.8 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. In addition, there was an increase in stock-based compensation of $1.7 million. This was partly offset by a decrease of $1.0 million associated with amortization of acquired intangible assets associated with prior acquisitions for the nine months ended September 30, 2023 compared to the same period in 2022.  As a percentage of total revenues, selling and marketing expense decreased to 24.7% in the nine months ended September 30, 2023 compared 24.9% for the same period in 2022. After excluding stock-based compensation expense, as a percentage of total revenues, selling and marketing expenses decreased to 23.2% in the nine months ended September 30, 2023 compared to 23.6% for the same period in 2022.

.

General and Administrative

	For the nine months ended
	September 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
General and administrative	$109,071	$90,520	$18,551	20.5%

General and administrative expenses increased $18.6 million, or 20.5%, to $109.1 million for the nine months ended September 30, 2023 compared to $90.5 million for the same period in 2022. General and administrative expenses increased $11.1 million primarily driven by planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems, and resources in support of our growth, and public company reporting and compliance activities. Additionally, there was an increase of $1.6 million for the amortization of capitalized cloud computing implementation costs related to our ERP modernization initiative.  Lastly, there was an increase in stock-based compensation of $5.9 million for the nine months ended September 30, 2023 over the same period in 2022. As a percentage of total revenues, general and administrative expenses increased to 26.1% in the nine months ended September 30, 2023 compared to 25.1% for the same period in 2022. After excluding stock-based compensation expense, as a percentage of total revenues, general and administrative expenses were 23.3% for the nine months ended September 30, 2023 compared to 23.4% for the same period in 2022.

Depreciation and Amortization

	For the nine months ended
	September 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Depreciation and amortization	$11,401	$9,120	$2,281	25.0%

Depreciation and amortization increased $2.3 million, or 25.0%, to $11.4 million for the nine months ended September 30, 2023 compared to $9.1 million for the same period in 2022. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth. As a percentage of revenues, depreciation expense increased to 2.7% in the nine months ended September 30, 2023 compared to 2.5% for the same period in 2022.

Other Operating Expense, Net

	For the nine months ended
	September 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Other operating expense, net	$1,013	$1,927	$(914)	(47.4)%

Other operating expense, net decreased $0.9 million, or (47.4)% for the nine months ended September 30, 2023 compared to $1.9 million for the same period in 2022. Other operating expense, net for the nine months ended September 30, 2023 included a $1.3 million increase in the contingent consideration liability for the Tellutax acquisition, which was partly offset by $0.3 million in foreign currency gains. Other operating expense, net for the nine months ended September 30, 2022 was primarily comprised of a $2.0 million increase in the contingent consideration liability for the Tellutax acquisition. As a percentage of total revenues, other operating expense, net decreased to 0.2% in the nine months ended September 30, 2023 compared to 0.5% for the same period in 2022.

Interest Expense, Net

	For the nine months ended
	September 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Interest expense, net	$142	$1,079	$(937)	(86.8)%

Interest expense, net decreased $0.9 million, or (86.8)% to $0.1 million, net for the nine months ended September 30, 2023 compared to $1.1 million of interest expense, net for the same period in 2022. Interest expense for the nine months ended September 30, 2023 increased $1.3 million over the prior comparable period related to bank debt  associated with the Second Amendment to the Credit Agreement due to increases in the interest rates on such debt as well as the debt being outstanding for the full period in 2023. The valuation of the forward currency contracts increased $0.2 million as a result of market fluctuations. This increase in expense was offset by a $2.0 million increase in interest income due to the increase in interest rates and dollars invested associated with investment securities and a $0.4 million decrease in deferred financing costs associated with the Second Amendment to the Credit Agreement.

Income Tax Expense

	For the nine months ended
	September 30,
(Dollars in thousands)	2023	2022	Year-Over-Year Change
Income tax expense	$13,266	$1,217	$12,049	990.1%

Income tax expense increased to $13.3 million for the nine months ended September 30, 2023 compared to $1.2 million for the same period in 2022. The increase in tax expense was primarily driven by changes in state income taxes, differences in tax rates on foreign jurisdiction income or loss, limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m), tax benefits on exercises and vestings of stock awards, and valuation allowances on net deferred tax assets established for certain foreign jurisdictions.

Liquidity and Capital Resources

As of September 30, 2023, we had unrestricted cash and cash equivalents of $49.5 million and an accumulated deficit of $15.9 million. In addition, we had $8.3 million in investment securities with a maturity date exceeding three months as of September 30, 2023, not included in unrestricted cash and cash equivalents. Our primary sources of capital to date have been from sales of our solutions, proceeds from bank lending facilities and the initial public offering of our Class A common stock in July 2020 (the “Offering”). On March 8, 2022, we entered into a second amendment to our credit agreement with a banking syndicate (the “Second Amendment to the Credit Agreement”), which provided a $250.0 million facility consisting of a $50.0 million term loan (the “Term Loan”) and a $200.0 million line of credit (the “Line of Credit”). The proceeds from the Term Loan were available for use for working capital, capital expenditures, permitted acquisitions, and general corporate purposes.

We believe that our existing cash resources and our bank Line of Credit will be sufficient to meet our capital requirements and fund our operations for the next 12 months as well as our longer-term liquidity needs. However, if these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us.

The following table presents a summary of our cash flows for the periods indicated:

	For the nine months ended
	September 30,
(Dollars in thousands)	2023	2022		Year-Over-Year Change
Net cash provided by operating activities	$26,696	$23,599	(A)	$3,097	13.1%
Net cash used in investing activities	(46,264)	(50,435)	(A)	4,171	8.3%
Net cash (used in) provided by financing activities	(6,003)	25,977		(31,980)	(123.1)%
Effect of foreign exchange rate changes	(55)	(1,137)		1,082	95.2%
Net (decrease) in cash, cash equivalents and restricted cash	$(25,626)	$(1,996)		$(23,630)	(1,183.9)%

(A) Net cash provided by operating activities, and net cash used in investing activities for the nine months ended September 30, 2022 reflect an immaterial error correction of $9,427 related to the reclassification of capitalized cloud computing implementation costs. For more information refer to Note 1, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Operating Activities. Net cash provided by operating activities was $26.7 million for the nine months ended September 30, 2023 compared to net cash provided by operating activities of $23.6 million for the same period in 2022.  The increase in cash provided by operating activities in the nine months ended September 30, 2023 over the same period in 2022 of $3.1 million included a $15.0 million increase in net cash from operating assets and liabilities, a $7.3 million increase for depreciation and amortization associated with investments in commercial software, infrastructure and acquisitions and an $11.8 million increase for stock-based compensation.  These were partially offset by a net loss of $21.4 million as well as an increase in deferred income tax benefit of $10.0 million.

Investing Activities. Net cash used in investing activities was $46.3 million for the nine months ended September 30, 2023 compared to $50.4 million for the same period in 2022, a decrease in use of funds for investing activities of $4.2 million.  Proceeds from maturities of investment securities were $16.0 million, partly offset by an increase in purchases of investment securities of $6.7 million. There was also a $0.5 million reduction in cash paid for acquisitions. These were partially offset by a $5.6 million increase in investments in commercial software and tools in support of our commercial cloud-based customer solutions.

Financing Activities. Net cash used in financing activities was $6.0 million for the nine months ended September 30, 2023 compared to $26.0 million net cash provided by financing activities for the same period in 2022, a decrease in net cash of $32.0 million. The decrease in cash provided by financing activities was primarily driven by cash received in 2022 in connection with borrowings under the Term Loan of $50.0 million associated with the Second Amendment to the Credit Agreement, partially offset by an increase in customer funds obligations of $19.6 million in 2023 due primarily to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds.

Debt. As of September 30, 2023, we had a $200.0 million Line of Credit with no outstanding borrowings and a $50.0 million Term Loan in connection with the Second Amendment to the Credit Agreement. Interest on outstanding borrowings accrue at a base rate plus an applicable margin (8.50% as of September 30, 2023) or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (6.41% as of September 30, 2023). We have $47.4 million in bank debt outstanding at September 30, 2023 associated with the Term Loan.

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

	As of September 30,
(Dollars in millions)	2023	2022	Year-Over-Year Change
Annual Recurring Revenue	$484.9	$411.5	$73.4	17.8%

ARR increased by $73.4 million, or 17.8%, at September 30, 2023, as compared to September 30, 2022. The increase was primarily driven by $46.3 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $27.1 million in growth of subscriptions of our solutions to new customers.

We had 4,303 customers and AARPC was approximately $112,690 at September 30, 2023. At September 30, 2022, we had 4,230 customers and approximately $97,300 of AARPC. The increase in AARPC was primarily due to expansion of usage by existing customers and adding new customers through organic growth.

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

	As of September 30,
	2023	2022
Net Revenue Retention Rate	111%	109%

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

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, amortization of cloud computing implementation costs, stock-based compensation expense, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs (which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations). Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net loss was $(3.4) million and $(1.1) million for the three months ended September 30, 2023 and 2022, respectively, while our net loss margin was (2.3)% and (0.9)% over the same periods, respectively. Additionally, our net loss was $(28.4) million and $(7.0) million for the nine months ended September 30, 2023 and 2022, respectively, while our net loss margin was (6.8)% and (1.9)% over the same periods, respectively.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022

	(unaudited)		(unaudited)
Adjusted EBITDA:
Net loss	$(3,399)	$(1,141)	$(28,427)	$(6,995)
Interest expense, net	597	361	142	1,079
Income tax expense (benefit)	784	(91)	13,266	1,217
Depreciation and amortization – property and equipment	3,782	2,936	11,401	9,120
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	14,029	11,102	39,150	33,185
Amortization of acquired intangible assets – selling and marketing expense	596	755	2,046	3,023
Amortization of cloud computing implementation costs – general and administrative	919	—	1,550	—
Stock-based compensation expense	7,772	5,256	26,228	14,383
Severance expense	643	241	2,103	622
Acquisition contingent consideration	900	1,300	1,349	2,000
Transaction costs	—	1	—	8
Adjusted EBITDA	$26,623	$20,720	$68,808	$57,642

Adjusted EBITDA Margin:
Total revenues	$145,027	$126,238	$417,473	$360,498
Adjusted EBITDA margin	18.4%	16.4%	16.5%	16.0%

The increase in Adjusted EBITDA for the three months ended September 30, 2023 of $5.9 million over the comparable period in 2022 was primarily driven by an increase of $15.7 million in non-GAAP gross profit, offset by increases in various non-GAAP operating expense categories including $3.1 million in non-GAAP selling and marketing expense, $5.6 million in non-GAAP research and development expense and $1.6 million in non-GAAP general and administrative expense. Adjusted EBITDA margin increased to 18.4% for the three months ended September 30, 2023 compared to 16.4% for the comparable period in 2022, primarily due to increased non-GAAP gross margin from our software subscriptions revenue.

The increase in Adjusted EBITDA for the nine months ended September 30, 2023 of $11.2 million over the comparable period in 2022 was primarily driven by an increase of $45.1 million in non-GAAP gross profit, offset by increases in various non-GAAP operating expense categories, including $12.8 million in non-GAAP selling and marketing expense, $11.8 million in non-GAAP research and development expense and $9.6 million in non-GAAP general and administrative expense. Adjusted EBITDA margin increased to 16.5% for the nine months ended September 30, 2023 compared to 16.0% for the comparable period in 2022, primarily due to increased non-GAAP gross margin from our software subscriptions revenue.

Increased investment in selling and marketing expense for the three and nine months ended September 30, 2023 over the comparable periods in 2022, was driven by increased expenses associated with the growth in period-over-period subscription sales and services revenue and expansion of our partner and channel management programs. In addition, there was increased advertising and promotional spending and brand awareness efforts. Increased research and development expense for the three and nine months ended September 30, 2023 over the comparable periods in 2022 was due primarily to an increase in personnel costs related to development work associated with innovation and new solutions to address end-to-end data analysis and compliance needs of our customers. Increased general and administrative expense for the three and nine months ended September 30, 2023 over the comparable periods in 2022, was driven by planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and resources in support of our growth.

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

We define free cash flow margin as free cash flow divided by total revenues for the same period. Our net cash provided by operating activities was $27.6 million, and our net cash provided by operating activities was $15.0 million for the three months ended September 30, 2023 and 2022, respectively, while our operating cash flow margin was 19.0% and 11.9% over the same periods, respectively. Our net cash provided by operating activities was $26.7 million and our net cash provided by operating activities was $23.6 million for the nine months ended September 30, 2023 and 2022, respectively, while our operating cash flow margin was 6.4% and 6.5% over the same periods, respectively.

	For the three months ended			For the nine months ended
	September 30,			September 30,
(Dollars in thousands)	2023	2022		2023		2022
Free Cash Flow:
Cash provided by operating activities	$27,594	$15,011	(A)	$26,696	(B)	$23,599	(A)
Property and equipment additions	(13,498)	(11,707)	(A)	(35,357)	(B)	(33,546)	(A)
Capitalized software additions	(5,041)	(4,362)		(14,083)		(10,288)
Free cash flow	$9,055	$(1,058)		$(22,744)		$(20,235)

Free Cash Flow Margin:
Total revenues	$145,027	$126,238		$417,473		$360,498
Free cash flow margin	6.2%	(0.8)%		(5.4)%		(5.6)%

(A) Cash provided by operating activities and property and equipment additions for the three and nine months ended September 30, 2022 reflect immaterial error corrections of $3,439 and $9,427, respectively, related to the reclassification of capitalized cloud computing implementation costs from property and equipment additions to other changes in operating assets and liabilities. For more information refer to Note 1, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(B) Cash provided by operating activities and property and equipment additions for the nine months ended September 30, 2023 reflect immaterial error corrections of $3,264, related to the reclassification of capitalized cloud computing implementation costs for the three months ended March 31, 2023 from property and equipment additions to prepaid expenses and other current assets and other changes in operating assets and liabilities. For more information refer to Note 1, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Free cash flow increased by $10.1 million for the three months ended September 30, 2023, as compared to the same period in 2022. This increase was primarily driven by an increase in net cash provided by operating activities of $12.6 million partly offset by an increase in internal-use software development spend reflected in property and equipment of $1.8 million. Free cash flow margin increased to 6.2% for the three months ended September 30, 2023, compared to (0.8)% for the same period in 2022.

Free cash flow decreased by $2.5 million for the nine months ended September 30, 2023, as compared to the same period in 2022. This decrease was driven by an increase of $3.8 million in investments in capitalized software in support of our commercial cloud-based customer solutions as well as an increase in internal-use software development spend reflected in property and equipment of $1.8 million, partly offset by an increase in net cash provided by operating activities of $3.1 million. Free cash flow margin increased to (5.4)% for the nine months ended September 30, 2023, compared to (5.6)% for the same period in 2022.

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

Additional Non-GAAP Financial Measures

In addition to Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow margin calculated and discussed in “Key Business Metrics,” the following additional non-GAAP financial measures are calculated and presented further below:

●	Non-GAAP cost of revenues, software subscriptions is determined by adding back to GAAP cost of revenues, software subscriptions, the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP cost of revenues, services is determined by adding back to GAAP cost of revenues, services, the stock-based compensation expense included in cost of revenues, services for the respective periods.
●	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP gross margin is determined by dividing non-GAAP gross profit by total revenues for the respective periods.
●	Non-GAAP research and development expense is determined by adding back to GAAP research and development expense the stock-based compensation expense included in research and development expense for the respective periods.
●	Non-GAAP selling and marketing expense is determined by adding back to GAAP selling and marketing expense the stock-based compensation expense and the amortization of acquired intangible assets included in selling and marketing expense for the respective periods.
●	Non-GAAP general and administrative expense is determined by adding back to GAAP general and administrative expense the stock-based compensation expense, amortization of cloud computing implementation costs and severance expense included in general and administrative expense for the respective periods.

●	Non-GAAP operating income is determined by adding back to GAAP loss or income from operations the stock-based compensation expense, depreciation and amortization of capitalized software, and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, amortization of cloud computing implementation costs in general and administrative expense, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs (which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations), included in GAAP loss or income from operations for the respective periods.
●	Non-GAAP net income is determined by adding back to GAAP net loss or income the income tax benefit or expense, stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, amortization of cloud computing implementation costs in general and administrative expense, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs (which includes offering costs related to the sale of shares of certain of our Class B shareholders which are not representative of normal business operations), included in GAAP net loss or income for the respective periods to determine non-GAAP loss or income before income taxes. Non-GAAP loss or income before income taxes is then adjusted for income taxes calculated using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5%.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022

	(unaudited)		(unaudited)
Non-GAAP cost of revenues, software subscriptions	$26,298	$24,959	$75,681	$71,073
Non-GAAP cost of revenues, services	$15,364	$13,646	$44,069	$36,838
Non-GAAP gross profit	$103,365	$87,633	$297,723	$252,587
Non-GAAP gross margin	71.3%	69.4%	71.3%	70.1%
Non-GAAP research and development expense	$15,374	$9,770	$40,907	$29,101
Non-GAAP selling and marketing expense	$30,998	$27,876	$94,845	$82,066
Non-GAAP general and administrative expense	$30,954	$29,335	$93,499	$83,859
Non-GAAP operating income	$22,841	$17,784	$57,407	$48,522
Non-GAAP net income	$16,572	$12,980	$42,662	$35,345

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022

	(unaudited)		(unaudited)
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$41,055	$36,638	$116,974	$105,760
Stock-based compensation expense	(728)	(577)	(2,143)	(1,502)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(14,029)	(11,102)	(39,150)	(33,185)
Non-GAAP cost of revenues, software subscriptions	$26,298	$24,959	$75,681	$71,073

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$15,816	$14,020	$45,523	$37,893
Stock-based compensation expense	(452)	(374)	(1,454)	(1,055)
Non-GAAP cost of revenues, services	$15,364	$13,646	$44,069	$36,838

Non-GAAP Gross Profit:
Gross profit	$88,156	$75,580	$254,976	$216,845
Stock-based compensation expense	1,180	951	3,597	2,557
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	14,029	11,102	39,150	33,185
Non-GAAP gross profit	$103,365	$87,633	$297,723	$252,587

Non-GAAP Gross Margin:
Total revenues	$145,027	$126,238	$417,473	$360,498
Non-GAAP gross margin	71.3%	69.4%	71.3%	70.1%

Non-GAAP Research and Development Expense:
Research and development expense	$16,772	$10,351	$45,314	$30,294
Stock-based compensation expense	(1,398)	(581)	(4,407)	(1,193)
Non-GAAP research and development expense	$15,374	$9,770	$40,907	$29,101

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$33,919	$30,252	$103,196	$89,683
Stock-based compensation expense	(2,325)	(1,621)	(6,305)	(4,594)
Amortization of acquired intangible assets – selling and marketing expense	(596)	(755)	(2,046)	(3,023)
Non-GAAP selling and marketing expense	$30,998	$27,876	$94,845	$82,066

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2023	2022	2023	2022

	(unaudited)		(unaudited)
Non-GAAP General and Administrative Expense:
General and administrative expense	$35,385	$31,679	$109,071	$90,520
Stock-based compensation expense	(2,869)	(2,103)	(11,919)	(6,039)
Severance expense	(643)	(241)	(2,103)	(622)
Amortization of cloud computing implementation costs – general and administrative	(919)	—	(1,550)	—
Non-GAAP general and administrative expense	$30,954	$29,335	$93,499	$83,859

Non-GAAP Operating Income:
Loss from operations	$(2,018)	$(871)	$(15,019)	$(4,699)
Stock-based compensation expense	7,772	5,256	26,228	14,383
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	14,029	11,102	39,150	33,185
Amortization of acquired intangible assets – selling and marketing expense	596	755	2,046	3,023
Amortization of cloud computing implementation costs – general and administrative	919	—	1,550	—
Severance expense	643	241	2,103	622
Acquisition contingent consideration	900	1,300	1,349	2,000
Transaction costs	—	1	—	8
Non-GAAP operating income	$22,841	$17,784	$57,407	$48,522

Non-GAAP Net Income:
Net loss	$(3,399)	$(1,141)	$(28,427)	$(6,995)
Income tax expense (benefit)	784	(91)	13,266	1,217
Stock-based compensation expense	7,772	5,256	26,228	14,383
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	14,029	11,102	39,150	33,185
Amortization of acquired intangible assets – selling and marketing expense	596	755	2,046	3,023
Amortization of cloud computing implementation costs – general and administrative	919	—	1,550	—
Severance expense	643	241	2,103	622
Acquisition contingent consideration	900	1,300	1,349	2,000
Transaction costs	—	1	—	8
Non-GAAP income before income taxes	22,244	17,423	57,265	47,443
Income tax adjustment at statutory rate	(5,672)	(4,443)	(14,603)	(12,098)
Non-GAAP net income	$16,572	$12,980	$42,662	$35,345

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

Interest Rate Risk

We had unrestricted cash and cash equivalents of $49.5 million and $91.8 million as of September 30, 2023 and December 31, 2022, respectively, and investments of $8.3 million and $11.2 million as of September 30, 2023 and December 31, 2022, respectively. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions, and in short duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona, and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the nine months ended September 30, 2023 and 2022, approximately 4% and 4%, respectively, of our revenues were denominated in currencies other than U.S. dollars.

We have experienced and will continue to experience fluctuations in our net loss or income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have historically recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows. The acquisition of the controlling interest in Systax in January 2020 and the future purchase commitment liabilities associated with this acquisition are expected to increase our exposure to fluctuations of the Brazilian Real over time. At September 30, 2023, outstanding foreign currency forward contracts hedge approximately 67% of our exposure to adverse fluctuations in the Brazilian Real associated with these future purchase commitment liabilities.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 25, 2022 we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interference with our contractual relations and to prohibit the disclosure in any way of our confidential, proprietary, and/or trade secret information. We also seek monetary damages, including punitive damages and attorney’s fees. Avalara has filed a motion to dismiss for lack of personal jurisdiction. As of September 30, 2023, the matter remains before the Court as the parties pursue jurisdictional discovery, after which, further briefs will be filed. We believe the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

In addition to the foregoing matter, from time to time, we may be involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On September 15, 2023, John Schwab, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 35,000 shares of Class A common stock until March 28, 2024.

On August 18, 2023, Eric Andersen, Director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 80,000 shares of Class A common stock until August 15, 2025.

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

Vertex, Inc.

Date: November 9, 2023	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: November 9, 2023	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)