Form 10-Q
period 2024-03-31
Vertex, Inc.
filed 2024-05-08
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of  May 3, 2024, the registrant had 64,952,704 shares of Class A common stock, $0.001 par value per share, and 90,161,000 shares of Class B common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “believe,” “expect,” “suggests,” “plans,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions or the negatives of those terms. We base these forward-looking statements on our current expectations, plans, and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that may materially affect such forward-looking statements include, but are not limited to:

●	our ability to maintain and grow revenue from existing customers and new customers, and expand their usage of our solutions;
●	our ability to maintain and expand our strategic relationships with third parties;
●	our ability to adapt to technological change and successfully introduce new solutions or provide updates to existing solutions;
●	risks related to failures in information technology or infrastructure;
●	challenges in using and managing use of Artificial Intelligence in our business;
●	incorrect or improper implementation, integration or use of our solutions;
●	failure to attract and retain qualified technical and tax-content personnel;
●	competitive pressures from other tax software and service providers and challenges of convincing businesses using native enterprise resource planning (“ERP”) functions to switch to our software;
●	our ability to accurately forecast our revenue and other future results of operations based on recent success;
●	our ability to offer specific software deployment methods based on changes to customers’ and partners’ software systems;
●	our ability to continue making significant investments in software development and equipment;
●	our ability to sustain and expand revenues, maintain profitability, and to effectively manage our anticipated growth;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
●	risks related to the fluctuations in our results of operations;
●	risks related to our expanding international operations;
●	our exposure to liability from errors, delays, fraud or system failures, which may not be covered by insurance;
●	our ability to adapt to organizational changes and effectively implement strategic initiatives;
●	risks related to our determinations of customers’ transaction tax and tax payments;
●	risks related to changes in tax laws and regulations or their interpretation or enforcement;
●	our ability to manage cybersecurity and data privacy risks;
●	our involvement in material legal proceedings and audits;

●	risks related to undetected errors, bugs or defects in our software;
●	risks related to utilization of open-source software, business processes and information systems;
●	risks related to failures in information technology, infrastructure, and third-party service providers;
●	our ability to effectively protect, maintain, and enhance our brand;
●	changes in application, scope, interpretation or enforcement of laws and regulations;
●	global economic weakness and uncertainties, and disruption in the capital and credit markets;
●	business disruptions related to natural disasters, epidemic outbreaks, including a global endemic or pandemic, terrorist acts, political events, or other events outside of our control;
●	our ability to comply with anti-corruption, anti-bribery, and similar laws;
●	our ability to protect our intellectual property;
●	changes in interest rates, security ratings and market perceptions of the industry in which we operate, or our ability to obtain capital on commercially reasonable terms or at all;
●	our ability to maintain an effective system of disclosure controls and internal control over financial reporting, or ability to remediate any material weakness in our internal controls;
●	risks related to our Class A common stock and controlled company status;
●	risks related to our indebtedness and adherence to the covenants under our debt instruments;
●	our expectations regarding the effects of the Capped Call Transactions (as defined below) and regarding actions of the Option Counterparties (as defined below) and/or their respective affiliates;
●	any statements of belief and any statements of assumptions underlying any of the foregoing; and
●	other factors beyond our control.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 29, 2024 (the “2023 Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements, and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2024 and December 31, 2023

(Amounts in thousands, except per share data)

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,134	$68,175
Funds held for customers	36,546	20,976
Accounts receivable, net of allowance of $20,241 and $16,272, respectively	133,149	141,752
Prepaid expenses and other current assets	31,906	26,173
Investment securities available-for-sale, at fair value (amortized cost of $9,123 and $9,550, respectively)	9,101	9,545
Total current assets	266,836	266,621
Property and equipment, net of accumulated depreciation	100,594	100,734
Capitalized software, net of accumulated amortization	38,532	38,771
Goodwill and other intangible assets	255,681	260,238
Deferred commissions	21,301	21,237
Deferred income tax asset	44,311	41,708
Operating lease right-of-use assets	13,773	14,605
Other assets	14,774	16,013
Total assets	$755,802	$759,927
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$2,500	$2,500
Accounts payable	22,431	23,596
Accrued expenses	36,754	44,735
Customer funds obligations	33,670	17,731
Accrued salaries and benefits	18,659	12,277
Accrued variable compensation	14,562	34,105
Deferred revenue, current	296,845	290,143
Current portion of operating lease liabilities	3,633	3,717
Current portion of finance lease liabilities	60	74
Purchase commitment and contingent consideration liabilities, current	13,390	11,901
Total current liabilities	442,504	440,779
Deferred revenue, net of current portion	4,146	2,577
Debt, net of current portion	43,458	44,059
Operating lease liabilities, net of current portion	15,523	16,567
Finance lease liabilities, net of current portion	41	51
Purchase commitment and contingent consideration liabilities, net of current portion	—	2,600
Deferred other liabilities	—	313
Total liabilities	505,672	506,946
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 62,316 and 60,989 shares issued and outstanding, respectively	62	61
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 92,661 and 92,661 shares issued and outstanding, respectively	93	93
Additional paid in capital	273,647	275,155
Retained earnings (Accumulated deficit)	2,098	(586)
Accumulated other comprehensive loss	(25,770)	(21,742)
Total stockholders' equity	250,130	252,981
Total liabilities and stockholders' equity	$755,802	$759,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2024 and 2023 (unaudited)

(Amounts in thousands, except per share data)

	Three months ended March 31,
	2024	2023

	(unaudited)
Revenues:
Software subscriptions	$131,830	$111,014
Services	24,951	21,737
Total revenues	156,781	132,751
Cost of revenues:
Software subscriptions	45,128	37,403
Services	15,861	14,344
Total cost of revenues	60,989	51,747
Gross profit	95,792	81,004
Operating expenses:
Research and development	16,845	15,862
Selling and marketing	40,491	35,736
General and administrative	35,542	34,310
Depreciation and amortization	5,006	3,741
Other operating expense (income), net	(527)	284
Total operating expenses	97,357	89,933
Loss from operations	(1,565)	(8,929)
Interest expense (income), net	286	(350)
Loss before income taxes	(1,851)	(8,579)
Income tax (benefit) expense	(4,535)	9,553
Net income (loss)	2,684	(18,132)
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	4,011	(3,122)
Unrealized (gain) loss on investments, net of tax	17	(13)
Total other comprehensive (income) loss, net of tax	4,028	(3,135)
Total comprehensive loss	$(1,344)	$(14,997)

Net income (loss) attributable to Class A stockholders, basic	$1,071	$(6,072)
Net income (loss) per Class A share, basic	$0.02	$(0.12)
Weighted average Class A common stock, basic	61,560	50,456
Net income (loss) attributable to Class A stockholders, diluted	$1,135	$(6,072)
Net income (loss) per Class A share, diluted	$0.02	$(0.12)
Weighted average Class A common stock, diluted	67,921	50,456
Net income (loss) attributable to Class B stockholders, basic	$1,613	$(12,060)
Net income (loss) per Class B share, basic	$0.02	$(0.12)
Weighted average Class B common stock, basic	92,661	100,221
Net income (loss) attributable to Class B stockholders, diluted	$1,549	$(12,060)
Net income (loss) per Class B share, diluted	$0.02	$(0.12)
Weighted average Class B common stock, diluted	92,661	100,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2024 and 2023 (unaudited)
(Amounts in thousands)

						Retained	Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional	Earnings	Other	Total
	Class A	Common	Class B	Common	Paid In	(Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit)	Loss	Equity
Balance, January 1, 2024	60,989	$61	92,661	$93	$275,155	$(586)	$(21,742)	$252,981
Exercise of stock options, net	653	—	—	—	(5,454)	—	—	(5,454)
Shares issued upon vesting of Restricted Stock Units, net	674	1	—	—	(10,899)	—	—	(10,898)
Stock-based compensation expense	—	—	—	—	14,845	—	—	14,845
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(4,011)	(4,011)
Unrealized loss from available-for-sale investments	—	—	—	—	—	—	(17)	(17)
Net income	—	—	—	—	—	2,684	—	2,684
Balance, March 31, 2024	62,316	$62	92,661	$93	$273,647	$2,098	$(25,770)	$250,130

						Retained	Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional	Earnings	Other	Total
	Class A	Common	Class B	Common	Paid In	(Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit)	Loss	Equity
Balance, January 1, 2023	50,014	$50	100,307	$100	$244,820	$12,507	$(27,752)	$229,725
Exercise of stock options, net	592	1	—	—	1,279	—	—	1,280
Shares issued upon vesting of Restricted Stock Units, net	391	—	—	—	(3,471)	—	—	(3,471)
Stock-based compensation expense	—	—	—	—	10,938	—	—	10,938
Class B shares exchanged for Class A shares	2,589	2	(2,589)	(2)	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	3,122	3,122
Unrealized gain from available-for-sale investments	—	—	—	—	—	—	13	13
Net loss	—	—	—	—	—	(18,132)	—	(18,132)
Balance, March 31, 2023	53,586	$53	97,718	$98	$253,566	$(5,625)	$(24,617)	$223,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2024 and 2023 (unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2024	2023

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,684	$(18,132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,948	16,942
Amortization of cloud computing implementation costs	994	—
Provision for subscription cancellations and non-renewals	1,082	697
Amortization of deferred financing costs	146	63
Change in fair value of contingent consideration liabilities	(800)	200
Stock-based compensation expense	16,324	11,434
Deferred income tax benefit	(2,588)	(12,984)
Non-cash operating lease costs	828	726
Other	(106)	(4)
Changes in operating assets and liabilities:
Accounts receivable	4,478	(795)
Prepaid expenses and other current assets	(7,335)	(3,740)
Deferred commissions	(64)	(459)
Accounts payable	(1,153)	3,065
Accrued expenses	(8,486)	17,578
Accrued and deferred compensation	(14,515)	(12,452)
Deferred revenue	11,177	4,352
Operating lease liabilities	(1,125)	(1,309)
Other	2,077	(1,691)
Net cash provided by operating activities	24,566	3,491
Cash flows from investing activities:
Property and equipment additions	(14,449)	(10,049)
Capitalized software additions	(5,615)	(4,007)
Purchase of investment securities, available-for-sale	(4,271)	(3,491)
Proceeds from sales and maturities of investment securities, available-for-sale	4,800	3,250
Net cash used in investing activities	(19,535)	(14,297)
Cash flows from financing activities:
Net increase in customer funds obligations	15,939	10,989
Principal payments on long-term debt	(625)	(313)
Payments for deferred financing costs	(89)	—
Payments for taxes related to net share settlement of stock-based awards	(17,862)	(3,681)
Proceeds from exercise of stock options	1,510	1,490
Payments of finance lease liabilities	(26)	(16)
Payments for deferred purchase commitments	—	(10,000)
Net cash used in financing activities	(1,153)	(1,531)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(349)	204
Net increase (decrease) in cash, cash equivalents and restricted cash	3,529	(12,133)
Cash, cash equivalents and restricted cash, beginning of period	89,151	106,748
Cash, cash equivalents and restricted cash, end of period	$92,680	$94,615
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$56,134	$68,643
Restricted cash—funds held for customers	36,546	25,972
Total cash, cash equivalents and restricted cash, end of period	$92,680	$94,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Vertex, Inc. (“Vertex”) and its consolidated subsidiaries and variable interest entities (“VIE”) (collectively, the “Company”) operate as solutions providers of state, local, and value added tax calculation, compliance, and analytics, offering software products that are sold through software license and software as a service (“cloud”) subscriptions. The Company also provides implementation and training services in connection with its software license and cloud subscriptions, transaction tax returns outsourcing, and other tax-related services. The Company sells to customers located throughout the United States of America (“U.S.”) and internationally.

Basis of Consolidation

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of the Company. All intercompany transactions have been eliminated in consolidation.

The Company has an 80% controlling equity interest in Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software. Systax was determined to be a VIE and the accounts are included in the condensed consolidated financial statements. Vertex does not have full decision-making authority over Systax; however, Vertex is the entity that most significantly participates in the variability of the fair value of Systax’s net assets and is considered the entity most closely associated to Systax. As such, Vertex is deemed the primary beneficiary of Systax and consolidates Systax into its condensed consolidated financial statements.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the SEC on February 29, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements included in the 2023 Annual Report. The accompanying interim condensed consolidated balance sheet as of March 31, 2024, the interim condensed consolidated statements of comprehensive income (loss) and changes in stockholders’ equity for the three months ended March 31, 2024 and 2023, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.

Segments

The Company operates its business as one operating segment. For both the three months ended March 31, 2024 and March 31, 2023, approximately 7% of the Company’s revenues were generated from customers located outside the U.S.  As of March 31, 2024 and December 31, 2023, $527 and $633, respectively, of the Company’s property and equipment assets were held outside the U.S.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues, and expenses during the reporting period. Significant estimates used in preparing these condensed consolidated financial statements include: (i) the estimated allowance for subscription cancellations; (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) allowance for credit losses on available-for-sale debt securities; (iv) the reserve for self-insurance; (v) assumptions related to achievement of technological feasibility for software developed for sale; (vi) product life cycles; (vii) estimated useful lives and potential impairment of long-lived assets, intangible assets, and capitalized cloud computing arrangement (“CCA”) software implementation costs; (viii) potential impairment of goodwill; (ix) determination of the fair value of tangible and intangible assets acquired, liabilities assumed, and consideration transferred in acquisitions; (x) amortization period of deferred commissions; (xi) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of certain stock-based compensation awards and Employee Stock Purchase Plan (“ESPP”) purchase rights; (xii) measurement of future purchase commitment, contingent consideration liabilities, and deferred purchase consideration liabilities associated with acquisitions; and (xiii) the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements or tax returns. Actual results may differ from these estimates.

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

Amortization expense for capitalized cloud computing implementation costs for the three months ended March 31, 2024 was $994 and is included in general and administrative expense in the condensed consolidated statements of comprehensive income (loss). There was no amortization expense for the three months ended March 31, 2023.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Supplemental Balance Sheet Disclosures

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of March 31,	As of December 31,
	2024	2023
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$12,694	$11,558
Unamortized cloud computing implementation costs	3,995	3,995
Prepaid insurance	1,002	521
Prepaid licenses and support	14,215	10,099
Prepaid expenses and other current assets	$31,906	$26,173

Other assets:
Unamortized cloud computing implementation costs	$11,480	$12,475
Other assets	3,294	3,538
Total other assets	$14,774	$16,013

Accrued expenses:
Accrued general expenses	$17,362	$25,998
Accrued contract labor and professional fees	13,914	13,372
Accrued income and other taxes	5,478	5,365
Accrued expenses	$36,754	$44,735

Recently Issued or Adopted Accounting Pronouncements

Segment Reporting

In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures. These new requirements include: disclosure of significant segment expenses regularly provided to the CODM, the title and position of the CODM, and the extension of certain annual disclosures to interim periods, permitting the disclosure of multiple measures of segment profit or loss, provided that certain criteria are met. The standard also clarifies that entities with a single reportable segment are subject to new and existing segment reporting requirements. The standard will be effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. The Company is continuing to assess the potential impacts of the amendments, and it does not expect this pronouncement to have a material effect on its consolidated financial statements, other than the required changes to the segment disclosures.

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose additional information in specified categories in the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. ASU 2023-09 also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold and eliminates certain existing disclosures. In addition to new disclosures associated with the rate reconciliation, the standard requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The standard will be effective for annual periods in fiscal years beginning after December 15, 2024, and for

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

interim periods for fiscal years beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively, and early adoption is permitted. The Company is continuing to assess the potential impacts of the standard, and it does not expect this pronouncement to have a material effect on its financial statements, other than the required changes to the income tax disclosures.

2.     REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended March 31,
	2024	2023

	(unaudited)
Software subscriptions:
Software licenses	$69,994	$62,808
Cloud subscriptions	61,836	48,206
Software subscriptions	131,830	111,014
Services	24,951	21,737
Total revenues	$156,781	$132,751

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $20,241 and $16,272 at March 31, 2024 and December 31, 2023, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the three months ended March 31, 2024	For the year ended December 31, 2023
	(unaudited)
Balance, beginning of period	$141,752	$102,885
Balance, end of period	133,149	141,752
Increase (decrease), net	$(8,603)	$38,867

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period. Deferred revenue is reflected net of a related deferred allowance for subscription cancellations (the

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

“deferred allowance”) of $14,634 and $11,741 at March 31, 2024 and December 31, 2023, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended March 31,
	2024		2023
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, January 1,	$(16,272)		$(9,554)
Allowance balance, March 31,	(20,241)		(10,641)
Change in allowance		$3,969		$1,087
Deferred allowance balance, January 1,	11,741		7,133
Deferred allowance balance, March 31,	14,634		7,516
Change in deferred allowance		(2,893)		(383)
Net amount charged to revenues		$1,076		$704

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets. The following table provides information about the balances of and changes to deferred revenue for the following periods:

	For the three months ended March 31,
	2024	2023

	(unaudited)
Changes to deferred revenue:
Beginning balance	$292,720	$279,136
Additional amounts deferred	165,052	136,731
Revenues recognized	(156,781)	(132,751)
Ending balance	$300,991	$283,116

Contract costs

Deferred sales commissions earned by the Company’s sales force and certain sales incentive programs and vendor referral agreements are considered incremental and recoverable costs of obtaining a contract with a customer. An asset is recognized for these incremental contract costs and reflected as deferred commissions in the condensed consolidated balance sheets. These contract costs are amortized on a straight-line basis over a period consistent with the transfer of the associated product and services to the customer, which is generally three years. Amortization of these costs are included in selling and marketing expense in the condensed consolidated statements of comprehensive income (loss).  The Company periodically reviews these contract assets to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these assets. There were no impairment losses recorded for the periods presented.

The changes to contract cost balances as of and for the following periods are:

	For the three months ended March 31,
	2024	2023

	(unaudited)
Deferred commissions:
Beginning balance	$21,237	$15,463
Additions	3,984	2,851
Amortization	(3,920)	(2,393)
Ending balance	$21,301	$15,921

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

3.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s fair value for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of March 31, 2024 (unaudited)	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$42,763	$42,763	—	—
Commercial Paper	6,158	—	6,158	—
U.S. Treasury Securities	4,430	—	4,430	—
Tellutax Contingent Consideration	4,100	—	—	4,100
Foreign Currency Forward Contracts	677	—	677	—

	Fair Value Measurements Using
As of December 31, 2023	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$53,049	$53,049	$—	$—
Commercial Paper	7,168	—	7,168	—
U.S. Treasury Securities	3,621	—	3,621	—
Tellutax Contingent Consideration	4,900	—	—	4,900
Foreign Currency Forward Contracts	849	—	849	—

The Company has investments in high quality, short-term money market instruments, which are issued and payable in U.S. dollars (“Money Market Funds”) and included in cash and cash equivalents on the condensed consolidated balance sheets. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy since Money Market Fund fair values are known and observable through daily published floating net asset values. Securities classified as available-for-sale are reported at fair value using Level 2 inputs. The Company has investments in bank and corporate issued commercial paper (“Commercial Paper”) and U.S. treasury securities (“U.S. Treasury Securities”). The Company believes that Level 2 designation is appropriate for Commercial Paper and U.S. Treasury Securities under ASC 820-10, Fair Value Measurements and Disclosures, as these securities are fixed income securities, none are exchange-traded and all are priced by correlation to observed market data. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

A fair value adjustment of $(800) was recorded in other operating expense (income), net for the three months ended March 31, 2024. A fair value adjustment of $200 was recorded in other operating expense (income), net for the three months ended March 31, 2023. At March 31, 2024, the Tellutax Contingent Consideration of $4,100 is included in purchase commitment and contingent consideration liabilities, current in the condensed consolidated balance sheets. At December 31, 2023, the Tellutax Contingent Consideration of $2,300 and $2,600 is included in purchase commitment and contingent consideration liabilities, current, and purchase commitment and contingent consideration liabilities, net of current portion, respectively, in the condensed consolidated balance sheets.

Tellutax Contingent Consideration fair value as of March 31, 2024 and December 31, 2023 and unobservable inputs used for the Monte Carlo Simulation valuation were as follows:

	March 31, 2024 (unaudited)
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$4,100	Monte Carlo Simulation	Revenue volatility	60.0%
			Revenue discount rate	20.7%
			Term (in years)	1.1

	December 31, 2023
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$4,900	Monte Carlo Simulation	Revenue volatility	60.0%
			Revenue discount rate	20.8%
			Term (in years)	1.3

Changes in the fair value of Tellutax Contingent Consideration during the three months ended March 31, 2024 were as follows:

Tellutax
Contingent
Consideration
(unaudited)
Balance, January 1, 2024	$4,900
Fair value adjustments	(800)
Balance, March 31, 2024	$4,100

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

Non-recurring Fair Value Measurements

The Tellutax acquisition on January 25, 2021 and the Systax acquisition on January 10, 2020 were accounted for as business combinations, and the total purchase price for each acquisition was allocated to the net assets acquired and liabilities assumed based on their estimated fair values.

The Company has a contractual commitment to acquire the remaining equity interest from the original Systax Quotaholders incrementally through 2024. Future purchase commitment payments for these incremental acquisition amounts are based on a multiple of Systax revenue and earnings before interest, depreciation, amortization, and income taxes (“EBITDA”) performance at the end of 2023 and 2022, whereby the Company will have full ownership after the final transaction in 2024. Management determined these future purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. The fair value of the Purchase Commitment

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Liability at the acquisition date was finalized to be $12,592. This amount will fluctuate as a result of changes in foreign currency exchange rates and is reflected in purchase commitment and contingent consideration liabilities in the condensed consolidated balance sheets, with such changes in exchange rates being reflected in other comprehensive loss or income in the condensed consolidated statements of comprehensive income (loss). Adjustments to the settlement date value that arise as a result of remeasurement at future balance sheet dates will be recorded as interest expense related to financing costs in the condensed consolidated statements of comprehensive income (loss) in the period the change is identified. No such adjustments have been recorded for the three months ended March 31, 2024 or 2023.

The remaining Purchase Commitment Liability at March 31, 2024 was $9,290, and is included in purchase commitment and contingent consideration liabilities, current, in the condensed consolidated balance sheet. The Purchase Commitment Liability included in purchase commitment and contingent consideration liabilities, current in the condensed consolidated balance sheet on December 31, 2023 was $9,601.

The carrying amounts of the Purchase Commitment Liability discussed above approximated their respective fair values at such dates and are considered Level 3 non-recurring fair value measurements.

Derivative Instruments

The Company may periodically enter into derivative contracts to reduce our exposure to foreign currency exchange rates. Historically, the Company has not designated derivative contracts as hedges. Such derivative contracts are typically designed to manage specific risks according to our strategies, which may change from time to time.

The Company entered into a series of foreign currency forward contracts to reduce our exposure to adverse fluctuations in the Brazilian Real associated with a portion of the Purchase Commitment Liability. Such forward contracts have not been designated as a hedge, do not qualify for hedge accounting and are not material to our condensed consolidated financial statements. These forward contacts are remeasured at fair value on a recurring basis and are included in other assets in our condensed consolidated balance sheets with changes in their estimated fair value recognized as interest expense in our condensed consolidated statements of comprehensive income (loss). Our fair value determinations are based on foreign currency exchange rates in active markets, which are considered to be Level 2 measurements within the Fair Value Hierarchy.

4.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of March 31,	As of December 31,
	2024	2023
	(unaudited)
Leasehold improvements	$20,658	$20,662
Equipment	20,239	22,012
Computer software purchased	2,388	2,690
Internal-use software developed:
Cloud-based customer solutions	157,931	142,302
Internal systems and tools	58,250	39,430
Furniture and fixtures	7,668	7,669
In-process internal-use software	8,006	28,883
Property and equipment	275,140	263,648
Less accumulated depreciation and amortization	(174,546)	(162,914)
Property and equipment, net	$100,594	$100,734

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,245 and $1,517 for the three months ended March 31, 2024 and 2023, respectively, and is reflected in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Finance lease amortization was $22 and $279 for the three months ended March 31, 2024 and 2023, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of comprehensive income (loss).

Assets under finance leases of $297 and $297, net of accumulated amortization of $211 and $190, respectively, at March 31, 2024 and December 31, 2023, respectively, are included in property and equipment in the condensed consolidated balance sheets.

The major components of internal-use software developed are as follows:

	As of March 31,	As of December 31,
	2024	2023
	(unaudited)
Internal-use software developed	$216,181	$181,732
Less accumulated depreciation	(134,073)	(121,646)
Internal-use software developed, net of accumulated depreciation	82,108	60,086
In-process internal-use software	8,006	28,883
Internal-use software developed, net	$90,114	$88,969

Amounts included in property and equipment additions related to capitalized internal-use software on the condensed consolidated statements of cash flows are as follows:

	For the three months ended March 31,
	2024	2023

	(unaudited)
Cloud-based customer solutions	$9,687	$6,182
Internal systems and tools	4,762	3,594
Total	$14,449	$9,776

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended March 31, 2024 and 2023 was $9,432 and $8,148, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended March 31, 2024 and 2023 was $3,739 and $1,945, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

5.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of March 31,	As of December 31,
	2024	2023
	(unaudited)
Capitalized software	$124,937	$115,152
Less accumulated amortization	(87,264)	(81,410)
Capitalized software, net of accumulated depreciation	37,673	33,742
In-process capitalized software	859	5,029
Capitalized software, net	$38,532	$38,771

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Software development costs capitalized for the three months ended March 31, 2024 and 2023, excluding acquisitions, were $5,615 and $4,007, respectively.

Capitalized software amortization expense, including amortization of acquired technology, was $5,854 and $4,229 for the three months ended March 31, 2024 and 2023, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of March 31,	As of December 31,
	2024	2023
	(unaudited)
Goodwill	$253,966	$257,842
Other intangible assets, net	1,715	2,396
Total	$255,681	$260,238

The Company has recognized various amortizable other intangible assets in connection with acquisitions related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements, for the periods presented:

	As of March 31,	As of December 31,
	2024	2023
	(unaudited)
Weighted average amortization period (years)	3.5	3.5

Gross value	$10,830	$10,960
Accumulated amortization	(9,115)	(8,564)
Carrying value	$1,715	$2,396

The following table presents amortization of other intangible assets:

For the three months ended March 31,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2024	$61	$595	$656
2023	58	766	824

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

7.DEBT

Credit Agreement

The Company has a credit agreement (“Credit Agreement”) with a banking syndicate, which provides (i) a term loan in the aggregate amount of $50,000 (the “Term Loan”); and (ii) a $200,000 revolving facility (the “Line of Credit”).

Our indebtedness at March 31, 2024 and December 31, 2023 was as follows:

	As of March 31,	As of December 31,
	2024	2023
	(unaudited)
Term Loan	$2,500	$2,500
Current portion of long-term debt	2,500	2,500

Term Loan	43,750	44,375
Deferred financing costs	(292)	(316)
Debt, net of current portion	$43,458	$44,059
Total debt	$45,958	$46,559

8.STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended  March 31, 2024 and 2023, the Company issued 653 and 592 shares of Class A common stock, respectively, related to the exercise of options, net of 265 and 17 shares, respectively, returned to the Company in lieu of payment of the exercise price and taxes due on these exercises.

During the three months ended March 31, 2024 and 2023, the Company issued 674 and 391 shares of Class A common stock, respectively, in connection with the vesting of Restricted Stock Units (“RSUs”), net of 417 and 231 shares, respectively, returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

During the three months ended March 31, 2023, a stockholder exchanged 2,589 shares of Class B common stock for an equivalent number of shares of Class A common stock.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

9.    EARNINGS PER SHARE

The tables below illustrate the calculation of basic and diluted net loss per common share for the Class A common stock and Class B common stock for the periods reflected below.

	For the three months ended March 31,
Class A common stock:	2024	2023

	(unaudited)
Numerator, basic:
Net income (loss) attributable to all stockholders	$2,684	$(18,132)
Class A common stock as a percentage of total shares outstanding, basic	39.92%	33.49%
Net income (loss) attributable to Class A stockholders, basic	$1,071	$(6,072)

Numerator, diluted:
Net income (loss) attributable to all stockholders	$2,684	$(18,132)
Class A common stock as a percentage of total shares outstanding, diluted	42.30%	33.49%
Net income (loss) attributable to Class A stockholders, diluted	$1,135	$(6,072)

Denominator, basic and diluted:
Weighted average Class A common stock, basic	61,560	50,456
Dilutive effect of common stock equivalents(1)	6,361	—
Weighted average Class A common stock, diluted	67,921	50,456

Net income (loss) per Class A share, basic	$0.02	$(0.12)
Net income (loss) per Class A share, diluted	$0.02	$(0.12)

(1)	For the three months ended March 31, 2023, the following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive: 8,335 options (including 705 out-of-the-money options), 235 restricted stock awards (“RSAs”), 3,141 RSUs, and 45 shares under the ESPP.

	For the three months ended March 31,
Class B common stock:	2024	2023

	(unaudited)
Numerator, basic:
Net income (loss) attributable to all stockholders	$2,684	$(18,132)
Class B common stock as a percentage of total shares outstanding, basic	60.08%	66.51%
Net income (loss) attributable to Class B stockholders, basic	$1,613	$(12,060)

Numerator, diluted:
Net income (loss) attributable to all stockholders	$2,684	$(18,132)
Class B common stock as a percentage of total shares outstanding, diluted	57.70%	66.51%
Net income (loss) attributable to Class B stockholders, diluted	$1,549	$(12,060)

Denominator, basic and diluted:
Weighted average Class B common stock, basic	92,661	100,221
Dilutive effect of common stock equivalents	—	—
Weighted average Class B common stock, diluted	92,661	100,221

Net income (loss) per Class B share, basic	$0.02	$(0.12)
Net income (loss) per Class B share, diluted	$0.02	$(0.12)

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

10.    STOCK-BASED AWARD PLANS

The 2020 Incentive Award Plan (the “2020 Plan”) provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The Company issued stock options, RSAs, and RSUs under the 2020 Plan. As of March 31, 2024, 20,921 shares of Class A common stock were available for issuance under the 2020 Plan.

Options

The following table summarizes activity for options outstanding under the 2020 Plan for the three months ended March 31, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value

	(unaudited)
Outstanding at January 1, 2024	5,692	$5.32	4.7	$124,327
Exercised	(918)	$2.98
2020 Plan options outstanding at March 31, 2024	4,774	$5.77	4.8	124,161
2020 Plan options exercisable at March 31, 2024	3,582	$5.07	4.2	95,703

The detail of options outstanding, vested, and exercisable under the 2020 Plan as of March 31, 2024 is as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)

	(unaudited)
$0.15 to $0.71	769	*	769	*
$2.15	60	0.9	60	0.9
$2.50	1,211	2.4	1,211	2.4
$3.17	323	4.0	323	4.0
$3.73	1,155	5.6	563	5.4
$4.70	566	5.9	225	5.9
$18.47	213	7.7	107	7.7
$18.96	185	7.4	120	7.4
$19.00	50	7.5	17	7.5
$32.16	242	6.9	187	6.9
	4,774		3,582
*These options have indefinite contractual lives.

The Board of Directors (the “Board”) intends all options granted to be exercisable at a price per share not less than the per share fair market value of the Company’s Class A common stock underlying the options on the date of grant. Compensation expense for option awards are measured based on the grant date fair value of the awards and recognized in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform the requisite services. The vesting period is generally one to four years. The grant date fair value of options is estimated using the Black-Scholes model.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

There were no options issued under the 2020 Plan during the three months ended March 31, 2024 or 2023.

At March 31, 2024, $3,628 of unrecognized compensation expense associated with options is expected to be recognized over a weighted average period of approximately 1.0 years.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2024:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2024	4,171	$16.11
Granted	1,672	25.17
Vested	(1,091)	16.15
Forfeited	(88)	15.77
Outstanding at March 31, 2024	4,664	$19.35

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. Vested RSUs are settled by issuing Class A shares or the equivalent value in cash at the Board’s discretion. At March 31, 2024, $73,843 of unrecognized compensation cost for RSUs is expected to be recognized over a weighted average period of approximately 2.8 years.

Restricted Stock Awards

The following table summarizes RSA activity for the three months ended March 31, 2024:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2024	91	$21.50
Outstanding at March 31, 2024	91	$21.50

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participants are required to perform services in exchange for the award, which is generally one to four years. At March 31, 2024, $459 of unrecognized compensation cost for RSAs is expected to be recognized over a weighted average period of approximately 0.3 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common stock through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Amounts withheld from participants are reflected in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending May 31, 2024 aggregated $1,135 as of March 31, 2024. As of March 31, 2024, 6,451 shares of Class A common stock were available for issuance under the ESPP.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

As of March 31, 2024, there was approximately $150 of unrecognized ESPP stock-based compensation cost expected to be recognized on a straight-line basis over the remaining term of the six-month offering period ending May 31, 2024.

At March 31, 2024 and 2023, there were two ESPP offering periods open that end May 31, 2024 and 2023, respectively. The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. ESPP offering periods reflected in the March 31, 2024 and 2023 financial statements include the periods noted below in the table. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

	Offering Period Ending
	5/31/2024	5/31/2023
Fair market value of common stock	$27.82	$17.21
Volatility	36.6%	46.4%
Expected term (years)	0.5	0.5
Expected dividend yield	-%	-%
Risk-free interest rate	5.3%	4.7%

Volatility is representative of expected stock price volatility over the offering period. The Company’s volatility is applied to current and future offering periods. The expected term represents the term of the ESPP offering period, which is six months. The Company does not expect to pay dividends. The risk-free interest rate was based on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected term of the award at the date nearest to the offering term.

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to incentive awards, net of forfeitures, as follows:

	For the three months ended March 31,
	2024	2023

	(unaudited)
Stock-based compensation expense:
Stock options	$2,606	$2,171
RSUs	13,003	8,345
RSAs	490	727
ESPP	225	191
Total stock-based compensation expense	$16,324	$11,434

The Company recognized stock-based compensation cost in the condensed consolidated statements of comprehensive income (loss) as follows:

	For the three months ended March 31,
	2024	2023

	(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$1,590	$996
Cost of revenues, services	1,006	836
Research and development	3,373	2,234
Selling and marketing	4,222	2,898
General and administrative	6,133	4,470
Total stock-based compensation expense	$16,324	$11,434

11.   COMMITMENTS AND CONTINGENCIES

In January 2022, the Company filed a complaint against a competitor alleging claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation. The outcome of the case is subject to a number of uncertainties; therefore, the Company has not recognized any potential impact to the condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business. The Company is not aware of any such legal proceedings or claims that management believes will have a material adverse effect on its business, financial condition, or operating results.

12.   INCOME TAXES

The Company reported income tax (benefit) expense of $(4,535) and $9,553 for the three months ended March 31, 2024 and 2023, respectively.  The effective income tax rate ("ETR") was 245.0% for the three months ended March 31, 2024, compared to (111.4)% for the three months ended March 31, 2023.

In determining interim provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss, adjusted for discrete items arising in that quarter. The Company’s annual estimated effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to state taxes, foreign taxes, limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m), tax benefits on the exercises and vesting of stock awards, tax credits, and fluctuations in valuation allowances on certain foreign deferred tax assets.

The income tax benefit for the three months ended March 31, 2024 was primarily attributable to tax benefits from stock-based awards exercised or vested during the quarter, net of the impact from limitations on deductions of certain employees’ compensation.  The income tax expense for the three months ended March 31, 2023 was primarily attributable to differences in tax rates on foreign jurisdiction income or loss, limitations on deductions of certain employees’ compensation, fluctuations in valuation allowances on certain foreign deferred tax assets, and income tax expense on income allocated to state jurisdictions.

13.   SUBSEQUENT EVENTS

Credit Agreement

On April 19, 2024, the Company entered into the Fourth Amendment to the Credit Agreement (the “Fourth Amendment”) with a banking syndicate, which amended the Credit Agreement, dated as of March 31, 2020, providing for, among other things, amendments of certain definitions.

Indenture and Notes

On April 26, 2024, the Company closed its private offering of $345,000 aggregate principal amount of 0.750% Convertible Senior Notes due 2029 (the “Notes”). The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee. The Notes issued on April 26, 2024 include an additional $45,000 aggregate principal amount of Notes, issued pursuant to the full exercise by the initial purchasers of the Notes of their option to purchase additional Notes.

The Notes are the senior, unsecured obligations of the Company and are (i) ranked equal in right of payment with the Company’s senior unsecured indebtedness, (ii) senior in right of payment to the Company’s indebtedness that is expressly subordinated to the Notes, (iii) effectively subordinated to the Company’s senior secured indebtedness, to the extent of the value of the collateral securing that indebtedness, and (iv) structurally subordinated to all indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

The Notes bear interest at a rate of 0.750% per annum on the principal amount thereof, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2024. The Notes will mature on May 1, 2029 (the “maturity date”), unless earlier repurchased, redeemed or converted in accordance with their terms. Before November 1, 2028, holders have the right to convert their Notes only upon the occurrence of certain events. On November 1, 2028, and thereafter, holders may convert their Notes anytime at their election, until the close of business on the second scheduled trading day immediately before the maturity date.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Upon conversion, the Company will pay or deliver, as applicable, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock at the Company’s election. The initial conversion rate for the Notes is 27.5315 shares of Class A common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $36.32 per share of Class A common stock, and is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture.

The net proceeds from the offering of the Notes were $333,650, after deducting the initial purchasers’ discount and commissions, and the estimated offering expenses payable by the Company. The Company used $42,366 of the net proceeds from this offering to fund the cost of the Capped Call Transactions (as defined below) and intends to use the remainder for working capital or other general corporate expenses, which may include capital expenditures, potential acquisitions, and strategic transactions. However, the Company has not designated any specific uses and has no current agreements with respect to any acquisition or strategic transaction.

Capped Call Transactions

In connection with the pricing of the Notes on April 23, 2024, the Company entered into privately negotiated capped call transactions (together, the “Base Capped Call Transactions”) with certain financial institutions (together, the “Option Counterparties”). In connection with the exercise of the option to purchase the additional Notes in full, the Company entered into additional capped call transactions with the Option Counterparties (together, the “Additional Capped Call Transactions” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”).

The cap price of the Capped Call Transactions will initially be $55.88 per share of Class A common stock, and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to the Class A common stock upon any conversion of the Notes and/or to offset any cash payments the Company is required to make in excess of the principal amount of the converted Notes, as the case may be, upon any conversion of the Notes. The cost of the Capped Call Transactions was $42,366.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “2023 Annual Report”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Special Note Regarding Forward-Looking Statements” above, and in Part I, Item 1A of the 2023 Annual Report and as may be subsequently updated by our other SEC filings.

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

We derive the majority of our revenue from software subscriptions. These subscriptions include use of our software and ongoing monthly content updates. Our software is offered on a subscription basis to our customers, regardless of their deployment preferences. On-premise subscriptions are typically sold through one-year contracts, and cloud-based subscriptions are typically sold through one- to three-year contracts. We bill the majority of our customers annually in advance of the subscription period.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 47% and 43% of software subscription revenue from cloud-based subscriptions during the three months ended March 31, 2024 and 2023, respectively. While our on-premise software subscription revenue comprised 53% and 57% of our software subscription revenue during the three months ended March 31, 2024 and 2023, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

We license our solutions primarily through our direct sales force, which focuses on selling to qualified leads provided by our marketing efforts, and through our network of referral partners. We also utilize indirect sales to a lesser extent to efficiently grow and scale our enterprise and mid-market revenues.

Our partner ecosystem is a differentiating, competitive strength in both our software development and our sales and marketing activities. We integrate with key technology partners that span Enterprise Resource Planning (“ERP”), Customer Relationship Management (“CRM”), procurement, billing, Point of Sale (“POS”) and e-commerce. These partners include Adobe/Magento, Coupa, Microsoft Dynamics, NetSuite, Oracle, Salesforce, SAP, SAP Ariba, Shopify, Workday and Zuora. We also collaborate with numerous accounting firms who have built implementation practices around our software to serve their customer base.

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $156.8 million and $132.8 million for the three months ended March 31, 2024 and 2023, respectively. We had a net income (loss) of $2.7 million and $(18.1) million for the three months ended March 31, 2024 and 2023, respectively. These amounts are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net loss or income before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs. Adjusted EBITDA was $36.7 million and $20.2 million for the three months ended March 31, 2024 and 2023, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

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

Our cloud-based subscriptions allow customers to use Vertex-hosted software over the contract period without taking possession of the software. The contracts are generally for one to three years and are generally billed annually in advance of the subscription period. Our cloud-based offerings also include related updates and support.  Revenue recognition begins on the later of the beginning of the subscription period or the date the customer is provided access to the cloud-based solutions. All services within the cloud-based contracts consistently provide a benefit to the customer during the subscription period; thus, the associated revenue is recognized ratably over the subscription period.

Revenue is impacted by the timing of sales and our customers’ growth or contractions resulting in their need to expand or contract their subscription usage, the purchase of new solutions, or the non-renewal of existing solutions. In addition, revenue will fluctuate with the cessation of extended product support fees charged for older versions of our software subscription solutions when they are retired and these fees are no longer charged. Contracts for on-premise licenses permit cancellations at the end of the license term, which is generally one year. Legacy cloud-based subscription contracts for multi-year periods previously provided customers the right to terminate their contract for services prior to the end of the subscription period at a significant penalty. This penalty requires the payment of a percentage of the remaining months of the then-current contract term. Current cloud-based contracts do not contain such termination rights. Terminations of cloud-based subscriptions prior to the end of the subscription term have occurred infrequently, and the impact has been immaterial. The allowance for subscription and non-renewal cancellations reflects an estimate of the amount of such cancellations and non-renewals based on past experience, current information, and forward-looking economic considerations.

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

We devote substantial resources to developing new products and enhancing existing products, conducting quality assurance testing, improving our core technology, and integrating acquired technology with our products. We believe continued investments in research and development are critical to attain our strategic objectives and expect research and development costs to increase in absolute dollars. These investments include enhancing our solution offerings to address changing customer needs to support their growth, as well as implementing changes required to keep pace with our partners’ technology to ensure the continued ability of our solutions to work together and deliver value to our customers. The market for our solutions is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. As a result, although we are making significant research and development expenditures, certain of which may be capitalized, there is no guarantee these solutions will be accepted by the market. This could result in increased costs or an impairment of capitalized development costs with no resulting future revenue benefit.

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

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, integrate current and future acquisitions, and incur additional costs associated with being a publicly-listed company, including costs related to compliance with Section 404(b) of the Sarbanes-Oxley Act of 2002 beginning in 2023, as well as the additional requirements resulting from the Company's loss of emerging growth company status.

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

Other Operating Expense (Income), net

Other operating expense (income), net consists primarily of transactions costs associated with merger and acquisition activities, periodic remeasurement of contingent consideration associated with completed acquisitions, realized gains and losses on foreign currency changes, and other operating gains and losses. These amounts will fluctuate as a result of ongoing merger and acquisition activities and for changes in foreign currency rates.

Interest Expense (Income), net

Interest expense (income), net reflects the net amount of our interest expense and interest income within the same period.

Interest expense consists primarily of interest incurred related to borrowings, bank credit facility and leases. Interest expense includes amortization of deferred financing fees over the term of the credit facility or write-downs of such costs upon redemption of debt. Interest expense will vary as a result of fluctuations in the level of debt outstanding as well as interest rates on such debt. In addition, interest expense will include adjustments to the fair value of contracts that may be entered into to hedge risks associated with currency fluctuations for cash receipts or cash payments denominated in currencies other than U.S. dollars and which do not qualify for hedge accounting, as well as changes in the settlement value of the future payment obligation for the Systax Sistemas Fiscais Limited (“Systax”) acquisition.

Interest income reflects earnings on investments of our cash on hand and our investment securities. Interest income will vary as a result of fluctuations in the future level of funds available for investment and the rate of return available in the market on such funds.

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of federal, foreign, state, and local taxes on our loss or income. In determining our annualized effective income tax rates, net deferred tax assets, valuation allowances, and cash paid for income taxes, we are required to make judgments and estimates about domestic and foreign profitability, the timing and usage of net operating loss and credit carryforwards, applicable tax rates, and transfer pricing methodologies. Judgments and estimates related to our projections and assumptions are inherently uncertain; therefore, actual results could materially differ from our projections.

Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our consolidated financial statements and the notes thereto included in our 2023 Annual Report. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. The following table sets forth our condensed consolidated statements of comprehensive income (loss) for the periods indicated.

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023	Period-Over-Period Change

	(unaudited)
Revenues:
Software subscriptions	$131,830	$111,014	$20,816	18.8%
Services	24,951	21,737	3,214	14.8%
Total revenues	156,781	132,751	24,030	18.1%
Cost of revenues:
Software subscriptions (1)	45,128	37,403	7,725	20.7%
Services (1)	15,861	14,344	1,517	10.6%
Total cost of revenues	60,989	51,747	9,242	17.9%
Gross profit	95,792	81,004	14,788	18.3%
Operating expenses:
Research and development (1)	16,845	15,862	983	6.2%
Selling and marketing (1)	40,491	35,736	4,755	13.3%
General and administrative (1)	35,542	34,310	1,232	3.6%
Depreciation and amortization	5,006	3,741	1,265	33.8%
Other operating expense (income), net	(527)	284	(811)	(285.6)%
Total operating expenses	97,357	89,933	7,424	8.3%
Loss from operations	(1,565)	(8,929)	7,364	(82.5)%
Interest expense (income), net	286	(350)	636	(181.7)%
Loss before income taxes	(1,851)	(8,579)	6,728	(78.4)%
Income tax (benefit) expense	(4,535)	9,553	(14,088)	(147.5)%
Net income (loss)	2,684	(18,132)	20,816	(114.8)%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	4,011	(3,122)	7,133	(228.5)%
Unrealized (gain) loss on investments, net of tax	17	(13)	30	(230.8)%
Total other comprehensive (income) loss, net of tax	4,028	(3,135)	7,163	(228.5)%
Total comprehensive loss	$(1,344)	$(14,997)	$13,653	(91.0)%

(1) Includes stock-based compensation expenses as follows in the table below.

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023

	(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$1,590	$996
Cost of revenues, services	1,006	836
Research and development	3,373	2,234
Selling and marketing	4,222	2,898
General and administrative	6,133	4,470
Total stock-based compensation expense	$16,324	$11,434

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the three months ended March 31,
	2024	2023

	(unaudited)
Revenues:
Software subscriptions	84.1%	83.6%
Services	15.9%	16.4%
Total revenues	100.0%	100.0%
Cost of revenues:
Software subscriptions	28.8%	28.2%
Services	10.1%	10.8%
Total cost of revenues	38.9%	39.0%
Gross profit	61.1%	61.0%
Operating expenses:
Research and development	10.7%	11.9%
Selling and marketing	25.8%	26.9%
General and administrative	22.7%	25.8%
Depreciation and amortization	3.2%	2.8%
Other operating expense (income), net	(0.3)%	0.2%
Total operating expenses	62.1%	67.6%
Loss from operations	(1.0)%	(6.6)%
Interest expense (income), net	0.2%	(0.3)%
Loss before income taxes	(1.2)%	(6.3)%
Income tax (benefit) expense	(2.9)%	7.2%
Net income (loss)	1.7%	(13.5)%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	2.6%	(2.4)%
Unrealized (gain) loss on investments, net of tax	—%	—%
Total other comprehensive (income) loss, net of tax	2.6%	(2.4)%
Total comprehensive loss	(0.9)%	(11.1)%

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues

	For the three months ended
	March 31,

(Dollars in thousands)	2024	2023	Period-Over-Period Change

	(unaudited)
Revenues:
Software subscriptions	$131,830	$111,014	$20,816	18.8%
Services	24,951	21,737	3,214	14.8%
Total revenues	$156,781	$132,751	$24,030	18.1%

Revenues increased $24.0 million, or 18.1%, to $156.8 million for the three months ended March 31, 2024 compared to $132.8 million for the same period in 2023. The increase in software subscriptions revenues of $20.8 million, or 18.8%, was primarily driven by increases from our existing customers in cross selling new products to existing customers, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 5.6% and 6.8% of total software subscriptions revenues in the three months ended March 31, 2024 and 2023, respectively.

The $3.2 million increase in services revenues was primarily driven by an increase of $1.9 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions. In addition, our managed services offering experienced a $1.3 million increase driven by an increase in recurring services revenues over the prior year due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers.

Cost of Software Subscriptions Revenues

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Cost of software subscriptions revenues	$45,128	$37,403	$7,725	20.7%

Cost of software subscriptions revenues increased $7.7 million, or 20.7%, to $45.1 million for the three months ended March 31, 2024 compared to $37.4 million for the same period in 2023. The increase in cost of software subscriptions revenues was primarily driven by a $4.8 million increase in costs of personnel supporting period-over-period growth of sales and customers, ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers. In addition, the increase in cost of software subscriptions revenues included an increase in depreciation and amortization of capitalized software and acquired intangible assets of $2.9 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets.

Cost of Services Revenues

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Cost of services revenues	$15,861	$14,344	$1,517	10.6%

Cost of services revenues increased $1.5 million, or 10.6%, to $15.9 million for the three months ended March 31, 2024, compared to $14.3 million for the same period in 2023. The increase in cost of services revenues was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering.

Research and Development

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Research and development	$16,845	$15,862	$983	6.2%

Research and development expenses increased $1.0 million, or 6.2%, to $16.8 million for the three months ended March 31, 2024 compared to $15.9 million for the same period in 2023. The increase in research and development expenses is due primarily to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces (“APIs”) to customer ERP and other software platforms. Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Selling and marketing	$40,491	$35,736	$4,755	13.3%

Selling and marketing expenses increased $4.8 million, or 13.3%, to $40.5 million for the three months ended March 31, 2024 compared to $35.7 million for the same period in 2023. This increase was primarily driven by a $5.8 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. The increase was partly offset by a decrease of $0.9 million in advertising and promotional spending related to expanded brand awareness efforts due to certain delayed activities in the three months ended March 31, 2024, which are expected to occur later in the year. Additionally, we experienced a decrease of $0.2 million in amortization of acquired intangible assets associated with prior acquisitions.

General and Administrative

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
General and administrative	$35,542	$34,310	$1,232	3.6%

General and administrative expenses increased $1.2 million, or 3.6%, to $35.5 million for the three months ended March 31, 2024 compared to $34.3 million for the same period in 2023. The increase was primarily due to an increase of $1.0 million for the amortization of capitalized cloud computing implementation costs related to our ERP modernization initiative.

Depreciation and Amortization

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023	Period-Over-Period change
Depreciation and amortization	$5,006	$3,741	$1,265	33.8%

Depreciation and amortization increased $1.3 million, or 33.8%, to $5.0 million for the three months ended March 31, 2024 compared to $3.7 million for the same period in 2023. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Other Operating Expense (Income), Net

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Other operating expense (income), net	$(527)	$284	$(811)	(285.6)%

Other operating expense (income), net decreased to income of $0.5 million, net for the three months ended March 31, 2024 compared to expense of $0.3 million, net for the same period in 2023. Other operating expense (income), net for the three months ended March 31, 2024 included a $0.8 million decrease in the contingent consideration liability for the Tellutax, Inc. acquisition (“Tellutax”), which was partially offset by $0.1 million in foreign currency transaction losses. Other operating expense (income), net for the three months ended March 31, 2023 was primarily comprised of $0.1 million in foreign currency transaction losses incurred and $0.2 million associated with an increase in the contingent consideration liability for Tellutax.

Interest Expense (Income), Net

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Interest expense (income), net	$286	$(350)	$636	(181.7)%

Interest expense (income), net increased to expense of $0.3 million for the three months ended March 31, 2024 compared to interest income of $0.4 million for the same period in 2023. The change was primarily due to a $0.4 million decrease of the valuation of our foreign currency forward contracts as a result of market fluctuations. Additionally, interest expense related to bank debt increased $0.1 million during the three months ended March 31, 2024 and interest income decreased by $0.1 million primarily due to a decrease in dollars invested during the period.

Income Tax (Benefit) Expense

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Income tax (benefit) expense	$(4,535)	$9,553	$(14,088)	(147.5)%

Income tax (benefit) expense was $(4.5) million and $9.6 million for the three months ended March 31, 2024 and 2023, respectively. The change in tax (benefit) expense was primarily driven by tax benefits on exercises and vestings of stock awards recognized during the three months ended March 31, 2024, as well as differences in tax rates on foreign jurisdiction income or loss, limitations on deductions of certain employees’ compensation, fluctuations in valuation allowances on certain foreign deferred tax assets, and income tax expense on income allocated to state jurisdictions.

Liquidity and Capital Resources

As of March 31, 2024, we had unrestricted cash and cash equivalents of $56.1 million and retained earnings of $2.1 million. In addition, we had $9.1 million in investment securities with a maturity date exceeding three months as of March 31, 2024, not included in unrestricted cash and cash equivalents. Our primary sources of capital include sales of our solutions, proceeds from bank lending facilities, and the offering of existing or future classes of stock.

As of March 31, 2024, we had a credit agreement with a banking syndicate (the “Credit Agreement”) that provided (i) a term loan in the aggregate amount of $50.0 million (the “Term Loan”); and (ii) a $200.0 million revolving facility (the “Line of Credit”). We believe that our existing cash resources and our Line of Credit will be sufficient to meet our capital requirements and fund our operations for the next 12 months as well as our longer-term liquidity needs. Also, we expect to have access to additional sources of funds in the capital markets, and we may, from time to time, seek additional capital through a combination of additional debt and/or equity financings. If we were to raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us.

On April 19, 2024, we entered into the Fourth Amendment to the Credit Agreement (the “Fourth Amendment”) with a banking syndicate. On April 26, 2024, we closed a private offering of $345.0 million aggregate principal amount of 0.750% Convertible Senior Notes due in 2029 (the “Notes”). For additional information on the Fourth Amendment and the Notes, refer to Note 13, “Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table presents a summary of our cash flows for the periods indicated:

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Net cash provided by operating activities	$24,566	$3,491	$21,075	603.7%
Net cash used in investing activities	(19,535)	(14,297)	(5,238)	(36.6)%
Net cash used in financing activities	(1,153)	(1,531)	378	(24.7)%
Effect of foreign exchange rate changes	(349)	204	(553)	271.1%
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,529	$(12,133)	$15,662	129.1%

Operating Activities. Net cash provided by operating activities of $24.6 million for the three months ended March 31, 2024 consisted of net income of $2.7 million, adjusted for non-cash charges of $36.8 million, which was partially offset by cash outflows of $14.9 million from changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by decreases in accrued and deferred compensation and accrued expenses, and an increase in prepaid expenses and other current assets. These movements were primarily due to the timing of cash payments. These changes were partially offset by an increase in deferred revenue and a decrease in accounts receivable, primarily due to customer growth and cash collections during the period.

Net cash provided by operating activities of $3.5 million for the three months ended March 31, 2023 consisted of a net loss of $18.1 million, adjusted for non-cash charges of $17.1 million, which was partially offset by cash inflows of $4.5 million from changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by an increase in accrued expenses and accounts payable, which were partially offset by decreases in accrued and deferred compensation and an increase in prepaids and other current assets. These movements were primarily due to timing of cash payments during the period.

Investing Activities. Net cash used in investing activities of $19.5 million for the three months ended March 31, 2024 consisted of investments in property and equipment, and capitalized software of $14.4 million and $5.6 million, respectively, related to investments in infrastructure, new products, and enhancements to existing products. Additionally, we invested $4.3 million in available-for-sale investment securities, which was offset by proceeds of $4.8 million received during the period for sales and maturities in our investment securities.

Net cash used in investing activities of $14.3 million for the three months ended March 31, 2023 consisted of investments in property and equipment, and capitalized software of $10.0 million and $4.0 million, respectively, related to infrastructure investments to drive operating leverage and commercial solutions to support our customers. Additionally, we invested $3.5 million in available-for-sale investment securities, which was partially offset by proceeds of $3.3 million received during the period for sales and maturities in our investment securities.

Financing Activities. Net cash used in financing activities of $1.2 million for the three months ended March 31, 2024 consisted of $17.9 million in payments for taxes related to the net share settlement of stock-based awards, and $0.6 million used for principal debt repayments. These transactions were partially offset by a $15.9 million increase in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, and $1.5 million in proceeds from the exercise of stock options.

Net cash used in financing activities of $1.5 million for the three months ended March 31, 2023 consisted of a $10.0 million payment for a deferred purchase commitment, $3.7 million in payments for taxes related to the net share settlement of stock-based awards, and $0.3 million used for principal debt repayments. These transactions were partially offset by a $11.0 million increase in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, and $1.5 million in proceeds from the exercise of stock options.

Debt. As of March 31, 2024, we had a $200.0 million Line of Credit with no outstanding borrowings and a $50.0 million Term Loan in connection with our Credit Agreement. Interest on outstanding borrowings accrue at a base rate plus an applicable margin (8.50% as of March 31, 2024) or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (6.43% as of March 31, 2024). We have $46.3 million in bank debt outstanding at March 31, 2024 associated with the Term Loan.

Funds Held for Customers and Customer Funds Obligations

We maintain trust accounts with financial institutions, which allow our customers to outsource their tax remittance functions to us. We have legal ownership over the accounts utilized for this purpose. Funds held for customers represent cash and cash equivalents that, based upon our intent, are restricted solely for satisfying the obligations to remit funds relating to our tax remittance services. Funds held for customers are not commingled with our operating funds.

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

Contractual Obligations and Commitments

As of March 31, 2024, other than the borrowings under the Term Loan, there have been no material updates or changes to our contractual obligations and commitments compared to contractual obligations and commitments described in our 2023 Annual Report.

On April 26, 2024, we closed a private offering of $345.0 million Notes. For further information, refer to Note 13, “Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

	As of March 31,
(Dollars in millions)	2024	2023	Year-Over-Year Change
Annual Recurring Revenue	$524.5	$446.5	$78.0	17.5%

ARR increased by $78.0 million, or 17.5%, at March 31, 2024, as compared to March 31, 2023. The increase was primarily driven by $53.8 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $24.2 million in growth of subscriptions of our solutions to new customers.

We had 4,309 direct customers and AARPC was approximately $121,720 at March 31, 2024. At March 31, 2023, we had 4,278 direct customers and approximately $104,370 of AARPC. The increase in AARPC was primarily due to expansion of usage by existing customers and adding new customers through organic growth.

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

	As of March 31,
	2024	2023
Net Revenue Retention Rate	112%	110%

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

	As of March 31,
	2024	2023
Gross Revenue Retention Rate	95%	96%

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net loss or income before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net income (loss) was $2.7 million and $(18.1) million for the three months ended March 31, 2024 and 2023, respectively, while our net income (loss) margin was 1.7% and (13.7)% over the same periods, respectively.

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023

	(unaudited)
Adjusted EBITDA:
Net income (loss)	$2,684	$(18,132)
Interest expense (income), net	286	(350)
Income tax (benefit) expense	(4,535)	9,553
Depreciation and amortization – property and equipment	5,006	3,741
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	15,347	12,435
Amortization of acquired intangible assets – selling and marketing expense	595	766
Amortization of cloud computing implementation costs – general and administrative	994	—
Stock-based compensation expense	16,324	11,434
Severance expense	842	555
Acquisition contingent consideration	(800)	200
Adjusted EBITDA	$36,743	$20,202

Adjusted EBITDA Margin:
Total revenues	$156,781	$132,751
Adjusted EBITDA margin	23.4%	15.2%

The increase in Adjusted EBITDA for the three months ended March 31, 2024 of $16.5 million over the comparable period in 2023 was primarily driven by an increase of $18.5 million in non-GAAP gross profit, offset by increases in non-GAAP operating expense categories, including a $3.6 million increase in non-GAAP selling and marketing expense. Adjusted EBITDA margin increased to 23.4% for the three months ended March 31, 2024, compared to 15.2% for the comparable period in 2023, primarily due to increased non-GAAP gross margin from our software subscriptions revenue.

The increase in Adjusted EBITDA is also partially due to the previously announced strategic investments that were made primarily during 2020 through 2023 into information technology infrastructure, business and re-engineering processes, employees, and other initiatives, which were strategically aimed to deliver consistent revenue growth, drive future earnings leverage, and expand adjusted EBITDA margins.

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

Our net cash provided by operating activities was $24.6 million and $3.5 million for the three months ended March 31, 2024 and 2023, respectively, while our operating cash flow margin was 15.7% and 2.6% over the same periods, respectively.

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023

	(unaudited)
Free Cash Flow:
Cash provided by operating activities	$24,566	$3,491
Property and equipment additions	(14,449)	(10,049)
Capitalized software additions	(5,615)	(4,007)
Free cash flow	$4,502	$(10,565)

Free Cash Flow Margin:
Total revenues	$156,781	$132,751
Free cash flow margin	2.9%	(8.0)%

Free cash flow increased by $15.1 million for the three months ended March 31, 2024, as compared to the same period in 2023. This increase was primarily driven by an increase in net cash provided by operating activities of $21.1 million, primarily attributable to customer growth and cash collections during the period. This increase was partly offset by a $6.0 million increase in ongoing investments in internal-use software for cloud-based subscription solutions and software developed for sale for new products and enhancements to existing products. Free cash flow margin increased to 2.9% for the three months ended March 31, 2024, compared to (8.0)% for the same period in 2023.

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

Additional Non-GAAP Financial Measures

In addition to Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow margin calculated and discussed in “Key Business Metrics,” the following additional non-GAAP financial measures are calculated and presented further below:

●	Non-GAAP cost of revenues, software subscriptions is determined by adding back to GAAP cost of revenues, software subscriptions, the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP cost of revenues, services is determined by adding back to GAAP cost of revenues, services, the stock-based compensation expense included in cost of revenues, services for the respective periods.
●	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP gross margin is determined by dividing non-GAAP gross profit by total revenues for the respective periods.
●	Non-GAAP research and development expense is determined by adding back to GAAP research and development expense the stock-based compensation expense included in research and development expense for the respective periods.
●	Non-GAAP selling and marketing expense is determined by adding back to GAAP selling and marketing expense the stock-based compensation expense and the amortization of acquired intangible assets included in selling and marketing expense for the respective periods.
●	Non-GAAP general and administrative expense is determined by adding back to GAAP general and administrative expense the stock-based compensation expense, amortization of cloud computing implementation costs and severance expense included in general and administrative expense for the respective periods.
●	Non-GAAP operating income is determined by adding back to GAAP loss or income from operations the stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, amortization of cloud computing implementation costs in general and administrative expense, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs, included in GAAP loss or income from operations for the respective periods.
●	Non-GAAP net income is determined by adding back to GAAP net income or loss income tax benefit or expense, stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, amortization of cloud computing implementation costs in general and administrative expense, severance expense, acquisition contingent consideration, adjustments to the settlement value of deferred purchase commitment liabilities recorded as interest expense, litigation settlements, and transaction costs, included in GAAP net income or loss for the respective periods to determine non-GAAP income or loss before income taxes. Non-GAAP income or loss before income taxes is then adjusted for income taxes calculated using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5%.

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

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023

	(unaudited)
Non-GAAP cost of revenues, software subscriptions	$28,191	$23,972
Non-GAAP cost of revenues, services	$14,855	$13,508
Non-GAAP gross profit	$113,735	$95,271
Non-GAAP gross margin	72.5%	71.8%
Non-GAAP research and development expense	$13,472	$13,628
Non-GAAP selling and marketing expense	$35,674	$32,072
Non-GAAP general and administrative expense	$27,573	$29,285
Non-GAAP operating income	$31,737	$16,461
Non-GAAP net income	$23,431	$12,524

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023

	(unaudited)
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$45,128	$37,403
Stock-based compensation expense	(1,590)	(996)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(15,347)	(12,435)
Non-GAAP cost of revenues, software subscriptions	$28,191	$23,972

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$15,861	$14,344
Stock-based compensation expense	(1,006)	(836)
Non-GAAP cost of revenues, services	$14,855	$13,508

Non-GAAP Gross Profit:
Gross profit	$95,792	$81,004
Stock-based compensation expense	2,596	1,832
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	15,347	12,435
Non-GAAP gross profit	$113,735	$95,271

Non-GAAP Gross Margin:
Total revenues	$156,781	$132,751
Non-GAAP gross margin	72.5%	71.8%

Non-GAAP Research and Development Expense:
Research and development expense	$16,845	$15,862
Stock-based compensation expense	(3,373)	(2,234)
Non-GAAP research and development expense	$13,472	$13,628

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$40,491	$35,736
Stock-based compensation expense	(4,222)	(2,898)
Amortization of acquired intangible assets – selling and marketing expense	(595)	(766)
Non-GAAP selling and marketing expense	$35,674	$32,072

	For the three months ended
	March 31,
(Dollars in thousands)	2024	2023

	(unaudited)
Non-GAAP General and Administrative Expense:
General and administrative expense	$35,542	$34,310
Stock-based compensation expense	(6,133)	(4,470)
Severance expense	(842)	(555)
Amortization of cloud computing implementation costs – general and administrative	(994)	—
Non-GAAP general and administrative expense	$27,573	$29,285

Non-GAAP Operating Income:
Loss from operations	$(1,565)	$(8,929)
Stock-based compensation expense	16,324	11,434
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	15,347	12,435
Amortization of acquired intangible assets – selling and marketing expense	595	766
Amortization of cloud computing implementation costs – general and administrative	994	—
Severance expense	842	555
Acquisition contingent consideration	(800)	200
Non-GAAP operating income	$31,737	$16,461

Non-GAAP Net Income:
Net income (loss)	$2,684	$(18,132)
Income tax (benefit) expense	(4,535)	9,553
Stock-based compensation expense	16,324	11,434
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	15,347	12,435
Amortization of acquired intangible assets – selling and marketing expense	595	766
Amortization of cloud computing implementation costs – general and administrative	994	—
Severance expense	842	555
Acquisition contingent consideration	(800)	200
Non-GAAP income before income taxes	31,451	16,811
Income tax adjustment at statutory rate (1)	(8,020)	(4,287)
Non-GAAP net income	$23,431	$12,524

(1) Non-GAAP income (loss) before income taxes is adjusted for income taxes using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5%.

Critical Accounting Estimates

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include revenue recognition and income taxes, which are described in our 2023 Annual Report.

There have been no material updates or changes to our critical accounting estimates compared to the critical accounting estimates described in our 2023 Annual Report.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 1, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had unrestricted cash and cash equivalents of $56.1 million and $68.2 million as of March 31, 2024 and December 31, 2023, respectively, and investments of $9.1 million and $9.5 million as of March 31, 2024 and December 31, 2023, respectively. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions, and in short duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

We are exposed to risk related to changes in interest rates on our outstanding borrowings. Borrowings under our Credit Agreement bear interest at rates that are variable. Increases in the bank prime or SOFR rates would increase the interest rate on any future outstanding borrowings. Any debt we incur in the future may also bear interest at variable rates. For each 100 basis point increase in the bank prime or SOFR rates, this would be expected to result in a projected increase in interest expense of $0.4 million annually.

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. Dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona, and Brazilian Real. Decreases in the relative value of the U.S. Dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. Dollars. For the three months ended March 31, 2024 and 2023, approximately 4% and 3%, respectively, of our revenues were denominated in currencies other than U.S. Dollars.

We have experienced and will continue to experience fluctuations in our net loss or income as a result of transaction gains or losses related to revaluing certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. We have historically recognized immaterial amounts of foreign currency gains and losses in each of the periods presented. We may in the future hedge selected significant transactions denominated in currencies other than the U.S. dollar as we expand our international operations and our risk grows. The acquisition of the controlling interest in Systax in January 2020 and the future purchase commitment liabilities associated with this acquisition are expected to increase our exposure to fluctuations of the Brazilian Real over time. At March 31, 2024, outstanding foreign currency forward contracts hedge approximately 70% of our exposure to adverse fluctuations in the Brazilian Real associated with these future purchase commitment liabilities.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 25, 2022, we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interference with our contractual relations and  prohibit the disclosure in any way of our confidential, proprietary and/or trade secret information. We are also seeking monetary damages, including punitive damages and attorney’s fees. Avalara has withdrawn its motion to dismiss for lack of personal jurisdiction and has filed a motion for judgment on the pleadings. Vertex has opposed Avalara’s motion. As of March 31, 2024, the matter remains before the Court. We believe the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

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

ITEM 1A. RISK FACTORS

This document incorporates by reference various risk factors discussed in the Company’s 2023 Annual Report, under the heading “Risk Factors”.  Except as discussed below, there are no material changes to the risk factors discussed in these filings. You should carefully consider these risks, together with management’s discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. If any of the events contemplated should occur, our business, results of operations, financial condition and cash flows could suffer significantly.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.

As of March 31, 2024, we had approximately $436.9 million of indebtedness, excluding indebtedness of our subsidiaries and intercompany liabilities. In April 2024, we incurred $345.0 million aggregate principal amount of additional indebtedness as a result of the issuance of the Notes. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing;
●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	diluting the interests of our existing stockholders as a result of issuing shares of our Class A common stock upon conversion of the Notes; and
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. In addition, the Credit Agreement contains, and any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

Despite current indebtedness levels, we may incur substantially more debt or take other actions which would further intensify the risks associated with our indebtedness.

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the Indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture that could have the effect of diminishing our ability to make payments on our indebtedness when due. Each of our Line of Credit and Term Loan restricts our ability to incur additional indebtedness, including secured indebtedness, but if the respective facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

We may be unable to raise the funds necessary to repurchase the Notes for cash following a “fundamental change,” or to pay any cash amounts due upon conversion, and applicable law, regulatory authorities and our other indebtedness may limit our ability to repurchase the Notes or pay cash upon their conversion.

Noteholders may, subject to a limited exception, require us to repurchase their Notes following a “fundamental change” (as described in the Indenture governing the Notes) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our Class A common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. Our failure to repurchase Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Notes.

Provisions in the Indenture could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Notes and the Indenture could make a third party’s attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (as described in the Indenture governing the Notes), then noteholders will have the right to require us (or in limited circumstances, such third party) to repurchase their Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (as described in the Indenture governing the Notes), then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholders or holders of our Class A common stock may view as favorable.

The accounting method for the Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the Notes on our balance sheet, accruing interest expense for the Notes and reflecting the underlying shares of our Class A common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In August 2020, the FASB published ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible notes. In accordance with ASU 2020-06, we expect that the Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we expect to recognize for the Notes for accounting purposes will be greater than the cash interest payments we will pay on the Notes, which will result in lower reported income or higher reported loss.

In addition, we expect that the shares underlying the Notes will be reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, if the conversion value of the Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all of the Notes were converted at the beginning of the reporting period and that we issued shares of our Class A common stock to settle the excess. However, if reflecting the Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Notes does not exceed their principal amount for a reporting period, then the shares underlying the Notes will not be reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the Notes as a current, rather than a long-term, liability. This reclassification could be required even if no holders of the Notes convert their Notes and could materially reduce our reported working capital.

We have not reached a final determination regarding the accounting treatment for the Notes, and the description above is preliminary. Accordingly, we may account for the Notes in a manner that is significantly different than described above.

The Capped Call Transactions may affect the value of our Class A common stock.

In connection with the pricing of the Notes, we entered into Capped Call Transactions with certain Option Counterparties. The Capped Call Transactions are expected generally to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

The Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock or other securities of ours in secondary market transactions from time to time prior to the maturity of the Notes (and are likely to do so during any observation period related to a conversion of Notes). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock.

In addition, if any such Capped Call Transactions are terminated for any reason, the Option Counterparties or their respective affiliates may unwind their hedge positions with respect to our Class A common stock, which could adversely affect the value of our Class A common stock.

Furthermore, the Option Counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Call Transactions. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. If an Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the Capped Call Transactions with such Option Counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our Class A common stock. We can provide no assurances as to the financial stability or viability of the Option Counterparties.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On March 4, 2024, Eric Andersen, Director, terminated a Rule 10b5-1 trading arrangement dated August 18, 2023, which was intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 80,000 shares of Class A common stock. Other than this termination, during the three months ended March 31, 2024, no other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

Vertex, Inc.

Date: May 8, 2024	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: May 8, 2024	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)