Form 10-Q
period 2024-06-30
Vertex, Inc.
filed 2024-08-07
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 65,360,518 shares of Class A common stock, $0.001 par value per share, and 90,161,000 shares of Class B common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “believe,” “expect,” “suggests,” “plans,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions or the negatives of those terms. We base these forward-looking statements on our current expectations, plans, and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that may materially affect such forward-looking statements include, but are not limited to:

●	our ability to maintain and grow revenue from existing customers and new customers, and expand their usage of our solutions;
●	our ability to maintain and expand our strategic relationships with third parties;
●	our ability to adapt to technological change and successfully introduce new solutions or provide updates to existing solutions;
●	risks related to failures in information technology or infrastructure;
●	challenges in using and managing use of Artificial Intelligence in our business;
●	incorrect or improper implementation, integration or use of our solutions;
●	failure to attract and retain qualified technical and tax-content personnel;
●	competitive pressures from other tax software and service providers and challenges of convincing businesses using native enterprise resource planning (“ERP”) functions to switch to our software;
●	our ability to accurately forecast our revenue and other future results of operations based on recent success;
●	our ability to offer specific software deployment methods based on changes to customers’ and partners’ software systems;
●	our ability to continue making significant investments in software development and equipment;
●	our ability to sustain and expand revenues, maintain profitability, and to effectively manage our anticipated growth;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
●	risks related to the fluctuations in our results of operations;
●	risks related to our expanding international operations;
●	our exposure to liability from errors, delays, fraud or system failures, which may not be covered by insurance;
●	our ability to adapt to organizational changes and effectively implement strategic initiatives;
●	risks related to our determinations of customers’ transaction tax and tax payments;
●	risks related to changes in tax laws and regulations or their interpretation or enforcement;
●	our ability to manage cybersecurity and data privacy risks;
●	our involvement in material legal proceedings and audits;

●	risks related to undetected errors, bugs or defects in our software;
●	risks related to utilization of open-source software, business processes and information systems;
●	risks related to failures in information technology, infrastructure, and third-party service providers;
●	our ability to effectively protect, maintain, and enhance our brand;
●	changes in application, scope, interpretation or enforcement of laws and regulations;
●	global economic weakness and uncertainties, and disruption in the capital and credit markets;
●	business disruptions related to natural disasters, epidemic outbreaks, including a global endemic or pandemic, terrorist acts, political events, or other events outside of our control;
●	our ability to comply with anti-corruption, anti-bribery, and similar laws;
●	our ability to protect our intellectual property;
●	changes in interest rates, security ratings and market perceptions of the industry in which we operate, or our ability to obtain capital on commercially reasonable terms or at all;
●	our ability to maintain an effective system of disclosure controls and internal control over financial reporting, or ability to remediate any material weakness in our internal controls;
●	risks related to our Class A common stock and controlled company status;
●	risks related to our indebtedness and adherence to the covenants under our debt instruments;
●	our expectations regarding the effects of the Capped Call Transactions (as defined in the notes to the financial statements) and regarding actions of the Option Counterparties (as defined in the notes to the financial statements) and/or their respective affiliates;
●	any statements of belief and any statements of assumptions underlying any of the foregoing; and
●	other factors beyond our control.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2024 and December 31, 2023

(Amounts in thousands, except per share data)

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$325,535	$68,175
Funds held for customers	35,408	20,976
Accounts receivable, net of allowance of $17,704 and $16,272, respectively	120,082	141,752
Prepaid expenses and other current assets	25,134	26,173
Investment securities available-for-sale, at fair value (amortized cost of $8,407 and $9,550, respectively)	8,650	9,545
Total current assets	514,809	266,621
Property and equipment, net of accumulated depreciation	108,407	100,734
Capitalized software, net of accumulated amortization	37,840	38,771
Goodwill and other intangible assets	252,183	260,238
Deferred commissions	21,862	21,237
Deferred income tax asset	61,897	41,708
Operating lease right-of-use assets	13,060	14,605
Other assets	13,772	16,013
Total assets	$1,023,830	$759,927
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$2,500
Accounts payable	24,220	23,596
Accrued expenses	41,767	44,735
Customer funds obligations	32,710	17,731
Accrued salaries and benefits	13,251	12,277
Accrued variable compensation	25,727	34,105
Deferred revenue, current	297,305	290,143
Current portion of operating lease liabilities	3,799	3,717
Current portion of finance lease liabilities	90	74
Purchase commitment and contingent consideration liabilities, current	200	11,901
Total current liabilities	439,069	440,779
Deferred revenue, net of current portion	2,436	2,577
Debt, net of current portion	334,092	44,059
Operating lease liabilities, net of current portion	14,397	16,567
Finance lease liabilities, net of current portion	36	51
Purchase commitment and contingent consideration liabilities, net of current portion	—	2,600
Deferred other liabilities	670	313
Total liabilities	790,700	506,946
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 65,165 and 60,989 shares issued and outstanding, respectively	65	61
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 90,161 and 92,661 shares issued and outstanding, respectively	90	93
Additional paid in capital	254,799	275,155
Retained earnings (Accumulated deficit)	7,262	(586)
Accumulated other comprehensive loss	(29,086)	(21,742)
Total stockholders' equity	233,130	252,981
Total liabilities and stockholders' equity	$1,023,830	$759,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2024 and 2023 (unaudited)

(Amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	$136,443	$117,836	$268,273	$228,850
Services	24,661	21,859	49,612	43,596
Total revenues	161,104	139,695	317,885	272,446
Cost of revenues:
Software subscriptions	42,261	38,516	87,389	75,919
Services	16,155	15,363	32,016	29,707
Total cost of revenues	58,416	53,879	119,405	105,626
Gross profit	102,688	85,816	198,480	166,820
Operating expenses:
Research and development	14,614	12,680	31,459	28,542
Selling and marketing	40,541	33,541	81,032	69,277
General and administrative	35,874	39,376	71,416	73,686
Depreciation and amortization	5,212	3,878	10,218	7,619
Other operating expense (income), net	(1,098)	413	(1,625)	697
Total operating expenses	95,143	89,888	192,500	179,821
Income (loss) from operations	7,545	(4,072)	5,980	(13,001)
Interest expense (income), net	181	(105)	467	(455)
Income (loss) before income taxes	7,364	(3,967)	5,513	(12,546)
Income tax (benefit) expense	2,200	2,929	(2,335)	12,482
Net income (loss)	5,164	(6,896)	7,848	(25,028)
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	3,335	(609)	7,346	(3,731)
Unrealized (gain) loss on investments, net of tax	(19)	3	(2)	(10)
Total other comprehensive (income) loss, net of tax	3,316	(606)	7,344	(3,741)
Total comprehensive income (loss)	$1,848	$(6,290)	$504	$(21,287)

Net income (loss) per share of Class A and Class B, basic	$0.03	$(0.05)	$0.05	$(0.17)
Net income (loss) per share of Class A and Class B, dilutive	$0.03	$(0.05)	$0.05	$(0.17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2024 and 2023 (unaudited)
(Amounts in thousands)

						Retained	Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional	Earnings	Other	Total
	Class A	Common	Class B	Common	Paid In	(Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit)	Loss	Equity
Balance, January 1, 2024	60,989	$61	92,661	$93	$275,155	$(586)	$(21,742)	$252,981
Exercise of stock options, net	653	—	—	—	(5,454)	—	—	(5,454)
Shares issued upon vesting of Restricted Stock Units, net	674	1	—	—	(10,899)	—	—	(10,898)
Stock-based compensation expense	—	—	—	—	14,845	—	—	14,845
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(4,011)	(4,011)
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	(17)	(17)
Net income	—	—	—	—	—	2,684	—	2,684
Balance, March 31, 2024	62,316	62	92,661	93	273,647	2,098	(25,770)	250,130
Exercise of stock options, net	194	—	—	—	1,734	—	—	1,734
Shares issued upon vesting of Restricted Stock Units, net	32	—	—	—	(432)	—	—	(432)
Shares issued upon vesting of Restricted Stock Awards, net	62	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,924	—	—	9,924
Shares issued under ESPP	61	—	—	—	1,443	—	—	1,443
Class B shares exchanged for Class A shares	2,500	3	(2,500)	(3)	—	—	—	—
Purchase of capped calls, net of tax	—	—	—	—	(31,517)	—	—	(31,517)
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(3,335)	(3,335)
Unrealized gain from available-for-sale investments, net of tax	—	—	—	—	—	—	19	19
Net income	—	—	—	—	—	5,164	—	5,164
Balance, June 30, 2024	65,165	$65	90,161	$90	$254,799	$7,262	$(29,086)	$233,130

						(Accumulated	Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional	Deficit)	Other	Total
	Class A	Common	Class B	Common	Paid In	Retained	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Earnings	Loss	Equity
Balance, January 1, 2023	50,014	$50	100,307	$100	$244,820	$12,507	$(27,752)	$229,725
Exercise of stock options, net	592	1	—	—	1,279	—	—	1,280
Shares issued upon vesting of Restricted Stock Units, net	391	—	—	—	(3,471)	—	—	(3,471)
Shares issued upon vesting of Restricted Stock Awards, net	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	10,938	—	—	10,938
Shares issued in connection with ESPP	—	—	—	—	—	—	—	—
Class B shares exchanged for Class A shares	2,589	2	(2,589)	(2)	—	—	—	—
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	3,122	3,122
Unrealized gain from available-for-sale investments, net of tax	—	—	—	—	—	—	13	13
Net loss	—	—	—	—	—	(18,132)	—	(18,132)
Balance, March 31, 2023	53,586	53	97,718	98	253,566	(5,625)	(24,617)	223,475
Exercise of stock options, net	259	1	—	—	668	—	—	669
Shares issued upon vesting of Restricted Stock Units, net	22	—	—	—	(221)	—	—	(221)
Shares issued upon vesting of Restricted Stock Awards, net	106	—	—	—	—	—	—	—
Shares issued in connection with ESPP	81	—	—	—	1,178	—	—	1,178
Stock-based compensation expense	—	—	—	—	6,904	—	—	6,904
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	609	609
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	(6,896)	—	(6,896)
Balance, June 30, 2023	54,054	$54	97,718	$98	$262,095	$(12,521)	$(24,011)	$225,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2024 and 2023 (unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2024	2023

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$7,848	$(25,028)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,330	34,190
Amortization of cloud computing implementation costs	1,989	631
Provision for subscription cancellations and non-renewals	451	1,374
Amortization of deferred financing costs	660	126
Change in fair value of contingent consideration liabilities	(2,375)	449
Change in settlement value of deferred purchase commitment liability	423	—
Write-off of deferred financing costs	276	—
Stock-based compensation expense	26,324	18,456
Deferred income tax benefit	(9,702)	(12,331)
Non-cash operating lease costs	1,536	625
Other	(165)	(67)
Changes in operating assets and liabilities:
Accounts receivable	19,730	(30,512)
Prepaid expenses and other current assets	969	355
Deferred commissions	(625)	(1,263)
Accounts payable	665	7,655
Accrued expenses	(3,021)	17,407
Accrued and deferred compensation	(8,660)	(10,705)
Deferred revenue	8,051	1,179
Operating lease liabilities	(2,081)	(1,722)
Payments for purchase commitment and contingent consideration liabilities in excess of initial fair value	(4,367)	—
Other	3,036	(1,717)
Net cash provided by (used in) operating activities	82,292	(898)
Cash flows from investing activities:
Acquisition of assets, net of cash acquired	(6,075)	—
Property and equipment additions	(29,749)	(21,859)
Capitalized software additions	(11,097)	(9,042)
Purchase of investment securities, available-for-sale	(7,776)	(8,427)
Proceeds from sales and maturities of investment securities, available-for-sale	8,860	8,600
Other	(2,000)	—
Net cash used in investing activities	(47,837)	(30,728)
Cash flows from financing activities:
Net increase in customer funds obligations	14,979	14,473
Proceeds from convertible senior notes	345,000	—
Principal payments on long-term debt	(46,875)	(938)
Payment for purchase of capped calls	(42,366)	—
Payments for deferred financing costs	(11,374)	—
Proceeds from purchases of stock under ESPP	1,443	1,178
Payments for taxes related to net share settlement of stock-based awards	(18,324)	(3,986)
Proceeds from exercise of stock options	3,274	2,243
Payments for purchase commitment and contingent consideration liabilities	(7,580)	(6,424)
Payments of finance lease liabilities	(51)	(27)
Payments for deferred purchase commitments	—	(10,000)
Net cash provided by (used in) financing activities	238,126	(3,481)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(789)	380
Net increase (decrease) in cash, cash equivalents and restricted cash	271,792	(34,727)
Cash, cash equivalents and restricted cash, beginning of period	89,151	106,748
Cash, cash equivalents and restricted cash, end of period	$360,943	$72,021
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$325,535	$41,865
Restricted cash—funds held for customers	35,408	30,156
Total cash, cash equivalents and restricted cash, end of period	$360,943	$72,021

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

Prior to June 5, 2024, the Company owned an 80% controlling equity interest in Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software. Systax was determined to be a VIE and the accounts were included in the condensed consolidated financial statements. Vertex did not have full decision-making authority over Systax; however, Vertex was the entity that most significantly participated in the variability of the fair value of Systax’s net assets and was considered the entity most closely associated to Systax. As such, Vertex was deemed the primary beneficiary of Systax and consolidated Systax into its condensed consolidated financial statements. On June 5, 2024, Vertex acquired the remaining 20% equity interest in Systax. Systax is now a wholly owned subsidiary of the Company and is consolidated into the condensed consolidated financial statements.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the SEC on February 29, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements included in the 2023 Annual Report. The accompanying interim condensed consolidated balance sheet as of June 30, 2024, the interim condensed consolidated statements of comprehensive income (loss) and changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Segments

The Company operates its business as one operating segment. For both the three and six months ended June 30, 2024 and June 30, 2023, approximately 7% of the Company’s revenues were generated from customers located outside the U.S.. As of June 30, 2024 and December 31, 2023, $504 and $633, respectively, of the Company’s property and equipment assets were held outside the U.S.

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

Convertible Senior Notes

The Company accounts for its convertible senior notes (the “Notes”) wholly as debt under ASU 2026-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20.) Debt issuance costs incurred in connection with the issuance of the Notes are reflected in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the Notes. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the contractual term of the Notes and are included within interest expense (income), net on the condensed consolidated statements of comprehensive income (loss). For further information on the Notes, refer to Note 7, “Debt”.

Capped Call Transactions

Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the Notes. The Company also determined that the capped call option contracts meet the definition of a derivative under ASC Topic 815, “Derivatives and Hedging”, but are not required to be accounted for as a derivative as they meet the scope exception outlined in the guidance. The Company determined that the freestanding capped call option contracts qualify as equity under the accounting guidance and recognized the contract by recording an entry to “Additional paid-in capital” (“APIC”) in stockholders’ equity in its condensed consolidated balance sheets. The capped call options are not remeasured.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Supplemental Balance Sheet Disclosures

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of June 30,	As of December 31,
	2024	2023
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$8,283	$11,558
Unamortized cloud computing implementation costs	3,995	3,995
Prepaid insurance	506	521
Prepaid licenses and support	12,350	10,099
Prepaid expenses and other current assets	$25,134	$26,173

Other assets:
Unamortized cloud computing implementation costs	$10,486	$12,475
Other assets	3,286	3,538
Total other assets	$13,772	$16,013

Accrued expenses:
Accrued general expenses	$22,466	$25,998
Accrued contract labor and professional fees	13,679	13,372
Accrued income and other taxes	5,622	5,365
Accrued expenses	$41,767	$44,735

Cloud computing software implementation costs incurred in hosting arrangements are capitalized and reported as a component of prepaid expenses and other current assets, or other assets, once available for their intended use. These costs are amortized using the straight-line method over their respective contract service periods, including periods covered by an option to extend, ranging from two to five years. Amortization expense for capitalized cloud computing implementation costs for the three and six months ended June 30, 2024 was $995 and $1,989, respectively and is included in general and administrative expense in the condensed consolidated statements of comprehensive income (loss.) Amortization expense for capitalized cloud computing implementation costs for both the three and six month periods ended June 30, 2023 was $631 and is included in general and administrative expense in the condensed consolidated statements of comprehensive loss.

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

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose additional information in specified categories in the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. ASU 2023-09 also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold and eliminates certain existing disclosures. In addition to new disclosures associated with the rate reconciliation, the standard requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The standard will be effective for annual periods in fiscal years beginning after December 15, 2024, and for interim periods for fiscal years beginning after December 15, 2025. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively, and early adoption is permitted. The Company is continuing to assess the potential impacts of the standard, and it does not expect this pronouncement to have a material effect on its financial statements, other than the required changes to the income tax disclosures.

2.     REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Software subscriptions:
Software licenses	$70,098	$66,625	$140,092	$129,433
Cloud subscriptions	66,345	51,211	128,181	99,417
Software subscriptions	136,443	117,836	268,273	228,850
Services	24,661	21,859	49,612	43,596
Total revenues	$161,104	$139,695	$317,885	$272,446

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $17,704 and $16,272 at June 30, 2024 and December 31, 2023, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the six months ended June 30, 2024	For the year ended December 31, 2023
	(unaudited)
Balance, beginning of period	$141,752	$102,885
Balance, end of period	120,082	141,752
Increase (decrease), net	$(21,670)	$38,867

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period. Deferred revenue is reflected net of a related deferred allowance for subscription cancellations (the

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

“deferred allowance”) of $12,753 and $11,741 at June 30, 2024 and December 31, 2023, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended June 30,
	2024		2023
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, April 1,	$(20,241)		$(10,641)
Allowance balance, June 30,	(17,704)		(14,218)
Change in allowance		$(2,537)		$3,577
Deferred allowance balance, April 1,	14,634		7,516
Deferred allowance balance, June 30,	12,753		10,409
Change in deferred allowance		1,881		(2,893)
Net amount charged to revenues		$(656)		$684

	For the six months ended June 30,
	2024		2023
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, January 1,	$(16,272)		$(9,554)
Allowance balance, June 30,	(17,704)		(14,218)
Change in allowance		$1,432		$4,664
Deferred allowance balance, January 1,	11,741		7,133
Deferred allowance balance, June 30,	12,753		10,409
Change in deferred allowance		(1,012)		(3,276)
Net amount charged to revenues		$420		$1,388

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets. The following table provides information about the balances of and changes to deferred revenue for the following periods:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Changes to deferred revenue:
Beginning balance	$300,991	$283,116	$292,720	$279,136
Additional amounts deferred	159,854	133,632	324,906	270,363
Revenues recognized	(161,104)	(139,695)	(317,885)	(272,446)
Ending balance	$299,741	$277,053	$299,741	$277,053

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

The changes to contract cost balances as of and for the following periods are:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Deferred commissions:
Beginning balance	$21,301	$15,921	$21,237	$15,463
Additions	4,785	2,747	8,769	5,598
Amortization	(4,224)	(1,942)	(8,144)	(4,335)
Ending balance	$21,862	$16,726	$21,862	$16,726

3.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s fair value for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of June 30, 2024 (unaudited)	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$311,035	$311,035	—	—
Commercial Paper	6,720	—	6,720	—
Corporate Bonds	247	—	247	—
U.S. Treasury Securities	3,925	—	3,925	—
Tellutax Contingent Consideration	200	—	—	200

	Fair Value Measurements Using
As of December 31, 2023	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$53,049	$53,049	$—	$—
Commercial Paper	7,168	—	7,168	—
U.S. Treasury Securities	3,621	—	3,621	—
Tellutax Contingent Consideration	4,900	—	—	4,900
Foreign Currency Forward Contracts	849	—	849	—

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The Company has investments in high quality, short-term money market instruments, which are issued and payable in U.S. dollars (“Money Market Funds”) and included in cash and cash equivalents on the condensed consolidated balance sheets. Fair value inputs for these investments are considered Level 1 measurements within the fair value hierarchy since Money Market Fund fair values are known and observable through daily published floating net asset values. Securities classified as available-for-sale are reported at fair value using Level 2 inputs. The Company has investments in bank and corporate issued commercial paper (“Commercial Paper”), U.S. treasury securities (“U.S. Treasury Securities”) and corporate bonds (“Corporate Bonds”). The Company believes that Level 2 designation is appropriate for Commercial Paper, U.S. Treasury Securities and Corporate Bonds under ASC 820-10, Fair Value Measurements and Disclosures, as these securities are fixed income securities, none are exchange-traded and all are priced by correlation to observed market data. For these securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

Fair value adjustments of $(1,575) and $(2,375) were recorded in other operating expense (income), net for the three and six months ended June 30, 2024, respectively. Fair value adjustments of $249 and $449 were recorded in other operating expense (income), net for the three and six months ended June 30, 2023, respectively. At June 30, 2024, the Tellutax Contingent Consideration of $200 is included in purchase commitment and contingent consideration liabilities, current in the condensed consolidated balance sheets. At December 31, 2023, the Tellutax Contingent Consideration of $2,300 and $2,600 is included in purchase commitment and contingent consideration liabilities, current, and purchase commitment and contingent consideration liabilities, net of current portion, respectively, in the condensed consolidated balance sheets.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Tellutax Contingent Consideration fair value as of June 30, 2024 and December 31, 2023 and unobservable inputs used for the Monte Carlo Simulation valuation were as follows:

	June 30, 2024 (unaudited)
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$200	Monte Carlo Simulation	Revenue volatility	55.0%
			Revenue discount rate	20.8%
			Term (in years)	0.9

	December 31, 2023
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$4,900	Monte Carlo Simulation	Revenue volatility	60.0%
			Revenue discount rate	20.8%
			Term (in years)	1.3

Changes in the fair value of Tellutax Contingent Consideration during the three months ended June 30, 2024 were as follows:

Tellutax
Contingent
Consideration
(unaudited)
Balance, January 1, 2024	$4,900
Fair value adjustments	(2,375)
Payments	(2,325)
Balance, June 30, 2024	$200

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

The Company had a contractual commitment to acquire the remaining equity interest from the original Systax Quotaholders incrementally through 2024. Purchase commitment payments for these incremental acquisition amounts were based on a multiple of Systax revenue and earnings before interest, depreciation, amortization, and income taxes (“EBITDA”) performance at the end of 2023 and 2022. Management determined these future purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. The fair value of the Purchase Commitment Liability at the acquisition date was finalized to be $12,592. This amount has fluctuated as a result of changes in foreign currency exchange rates and is reflected in purchase commitment and contingent consideration liabilities in the condensed consolidated balance sheets, with such changes in exchange rates being reflected in other comprehensive loss or income in the condensed consolidated statements of comprehensive income (loss). Adjustments to the settlement date value that arose as a result of remeasurement at future balance sheet dates were recorded

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

as interest expense related to financing costs in the condensed consolidated statements of comprehensive income (loss) in the period the change is identified. A final adjustment for $423 to interest expense was recorded for the three and six months ended June 30, 2024. No such adjustments were recorded for the three or six months ended June 30, 2023.

During the second quarter of 2024, the Company paid $9,622, to acquire the remaining 20% equity interest of Systax, which increased the Company’s ownership percentage of Systax to 100%, and settled the outstanding Purchase Commitment Liability. The Purchase Commitment Liability included in purchase commitment and contingent consideration liabilities, current in the condensed consolidated balance sheet on December 31, 2023 was $9,601. The carrying amount of the Purchase Commitment Liability approximated its respective fair value at December 31, 2023 and is considered a Level 3 non-recurring fair value measurement.

Derivative Instruments

The Company may periodically enter into derivative contracts to reduce our exposure to foreign currency exchange rates. Historically, the Company has not designated derivative contracts as hedges. Such derivative contracts are typically designed to manage specific risks according to our strategies, which may change from time to time.

The Company entered into a series of foreign currency forward contracts to reduce our exposure to adverse fluctuations in the Brazilian Real associated with a portion of the Purchase Commitment Liability. Such forward contracts have not been designated as a hedge, do not qualify for hedge accounting and are not material to our condensed consolidated financial statements. During the second quarter of 2024, the forward currency contracts matured as the Company settled the outstanding Purchase Commitment Liability. These forward contacts are remeasured at fair value on a recurring basis and are included in other assets in our December 31, 2023 condensed consolidated balance sheet with changes in their estimated fair value recognized as interest expense in our condensed consolidated statements of comprehensive income (loss). Our fair value determinations are based on foreign currency exchange rates in active markets, which are considered to be Level 2 measurements within the Fair Value Hierarchy.

Convertible Senior Notes

As of June 30, 2024 and December 31, 2023, the fair value of the Notes were $410,271 and $0, respectively. The fair value was determined based on the quoted price of the Notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. For further information on the Notes, refer to Note 7, “Debt”.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

4.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of June 30,	As of December 31,
	2024	2023
	(unaudited)
Leasehold improvements	$20,657	$20,662
Equipment	20,300	22,012
Computer software purchased	2,387	2,690
Internal-use software developed:
Cloud-based customer solutions	164,722	142,302
Internal systems and tools	61,836	39,430
Furniture and fixtures	7,666	7,669
In-process internal-use software	18,428	28,883
Property and equipment	295,996	263,648
Less accumulated depreciation and amortization	(187,589)	(162,914)
Property and equipment, net	$108,407	$100,734

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,120 and $1,967 for the three months ended June 30, 2024 and 2023, respectively, and $2,365 and $3,484 for the six months ended June 30, 2024 and 2023, respectively, and is reflected in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

Finance lease amortization was $21 and $237 for the three months ended June 30, 2024 and 2023, respectively, and $42 and $516 for the six months ended June 30, 2024 and 2023, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of comprehensive income (loss).

Assets under finance leases of $172 and $297, net of accumulated amortization of $60 and $190, respectively, at June 30, 2024 and December 31, 2023, respectively, are included in property and equipment in the condensed consolidated balance sheets.

The major components of internal-use software developed are as follows:

	As of June 30,	As of December 31,
	2024	2023
	(unaudited)
Internal-use software developed	$226,558	$181,732
Less accumulated depreciation	(146,234)	(121,646)
Internal-use software developed, net of accumulated depreciation	80,324	60,086
In-process internal-use software	18,428	28,883
Internal-use software developed, net	$98,752	$88,969

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Amounts included in property and equipment additions related to capitalized internal-use software on the condensed consolidated statements of cash flows are as follows:

	For the six months ended June 30,
	2024	2023

	(unaudited)
Cloud-based customer solutions	$19,898	$14,154
Internal systems and tools	9,559	7,662
Total	$29,457	$21,816

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended June 30, 2024 and 2023 was $8,345 and $8,260, respectively, and $17,778 and $16,408 for the six months ended June 30, 2024 and 2023, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended June 30, 2024 and 2023 was $4,072 and $1,674, respectively, and $7,811 and $3,619 for the six months ended June 30, 2024 and 2023, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

Asset Acquisition

On May 31,, 2024, the Company entered into an asset purchase agreement with Ryan, LLC (“Ryan”) to acquire tax-specific artificial intelligence (“AI”) capabilities, designed to more effectively manage the complexity of tax mapping. The acquisition will accelerate the Company’s AI innovation strategy to help global companies manage tax complexity with greater speed and scale.

The Company paid $6,075 in closing consideration, which included $75 in transaction costs. The purchase agreement also includes the potential for earnout payments and referral fees to Ryan over a five-year period. The earnout payments will be paid annually in an amount equal to the (a) applicable percentage (ranging from 0% to 35%) multiplied by (b) new sales (excluding new sales to new customers). The referral fees will be paid annually to compensate Ryan for new customers in an amount equal to 35% multiplied by new sales from such new customer. The agreement also contained the assignment and assumption of certain immaterial contracts related to the software.

Following the guidance provided under the FASB Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business, the transaction was accounted for as an asset acquisition and the entire consideration was allocated to the asset and recognized as in-process internal-use software within property and equipment on the condensed consolidated balance sheet. Once placed into service, the asset will be reported as internal-use cloud-based customer solutions software, net of accumulated amortization within property and equipment on the condensed consolidated balance sheet, and will amortize over its assigned useful life of 5 years.

5.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The major components of capitalized software are as follows:

	As of June 30,	As of December 31,
	2024	2023
	(unaudited)
Capitalized software	$129,945	$115,152
Less accumulated amortization	(93,438)	(81,410)
Capitalized software, net of accumulated depreciation	36,507	33,742
In-process capitalized software	1,333	5,029
Capitalized software, net	$37,840	$38,771

Software development costs capitalized for the three months ended June 30, 2024 and 2023, were $5,482 and $5,035 respectively, and $11,097 and $9,042 for the six months ended June 30, 2024 and 2023, respectively.

Capitalized software amortization expense, including amortization of acquired technology, was $6,174 and $4,364 for the three months ended June 30, 2024 and 2023, respectively, and $12,028 and $8,593 for the six months ended June 30, 2024 and 2023, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of June 30,	As of December 31,
	2024	2023
	(unaudited)
Goodwill	$251,178	$257,842
Other intangible assets, net	1,005	2,396
Total	$252,183	$260,238

The Company has recognized various amortizable other intangible assets in connection with acquisitions related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements, for the periods presented:

	As of June 30,	As of December 31,
	2024	2023
	(unaudited)
Weighted average amortization period (years)	3.4	3.5

Gross value	$10,517	$10,960
Accumulated amortization	(9,512)	(8,564)
Carrying value	$1,005	$2,396

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The following table presents amortization of other intangible assets:

For the three months ended June 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2024	$58	$592	$650
2023	62	684	746

For the six months ended June 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2024	$119	$1,187	1,306
2023	120	1,450	1,570

7.DEBT

Credit Agreement

The Company has a credit agreement (“Credit Agreement”) with a banking syndicate, which provided (i) a term loan in the aggregate amount of $50,000 (the “Term Loan”); and (ii) a $200,000 revolving facility (the “Line of Credit”).

On April 19, 2024, the Company entered into the Fourth Amendment to the Credit Agreement (the “Fourth Amendment”) with a banking syndicate, which amended the Credit Agreement, dated as of June 30, 2020, providing for, among other things, amendments of certain definitions.

Indenture and Notes

On April 26, 2024, the Company closed its offering of $345,000 aggregate principal amount of 0.750% Convertible Senior Notes due 2029 (the “Notes”) to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee. The Notes issued on April 26, 2024 include an additional $45,000 aggregate principal amount of Notes, issued pursuant to the full exercise by the initial purchasers of the Notes of their option to purchase additional Notes.

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

The Notes bear interest at a rate of 0.750% per annum on the principal amount thereof, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2024. The Notes will mature on May 1, 2029 (the “maturity date”), unless earlier repurchased, redeemed or converted in accordance with their terms. On November 1, 2028, and thereafter, holders may convert their Notes anytime at their election, until the close of business on the second scheduled trading day immediately before the maturity date. Before November 1, 2028, holders have the right to convert their Notes only upon the occurrence of the following events:

●	During any calendar quarter after June 30, 2024 if the closing price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days ending on and including the last trading day of the preceding calendar quarter is more than 130% of the then applicable conversion price (effectively $47.21) for the Notes per share of common stock.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

●	During the five business days immediately after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Notes, as determined following a request by a holder of Notes, for each day of that period was less than 98% of the product of the closing price of the Company’s common stock and the then applicable conversion rate.
●	If the Company calls any or all of the Notes for redemption, holders may convert all or any portion of their notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the Notes are not otherwise convertible at such time.
●	If specified distributions to holders of the Company’s common stock are made or specified corporate events occur.

If a holder converts upon a make-whole fundamental change (as defined in the Indenture) or Company redemption, the holder may be eligible to receive a make-whole premium through an increase to the conversion rate.

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

The net proceeds from the offering of the Notes were $333,716, after deducting the initial purchasers’ discount and commissions, and other transaction and offering expenses. The Company used $42,366 of the net proceeds from this offering to fund the cost of the Capped Call Transactions (as defined below) and intends to use the remainder for working capital or other general corporate expenses, which may include capital expenditures, potential acquisitions, and strategic transactions.

Capped Call Transactions

In connection with the pricing of the Notes on April 23, 2024, the Company entered into privately negotiated capped call transactions (the “Base Capped Calls”) with certain financial institutions (together, the “Option Counterparties”). In connection with the exercise of the option to purchase the additional Notes in full, the Company entered into additional capped call transactions with the Option Counterparties (together, the “Additional Capped Call Transactions” and, together with the Base Capped Call Transactions, the “Capped Call Transactions”).

The cap price of the Capped Call Transactions will initially be $55.88 per share of Class A common stock, and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to the Class A common stock upon any conversion of the Notes and/or to offset any cash payments the Company is required to make in excess of the principal amount of the converted Notes, as the case may be, upon any conversion of the Notes. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, approximately 12,348 shares of the Company’s common stock. The cost of the Capped Call Transactions was $42,366, which was included in additional paid-in capital, net of tax, in the condensed consolidated balance sheets, with no remeasurement in subsequent periods as it meets the conditions for equity classification.

Term Loan

On May 10, 2024, the Company repaid the outstanding Term Loan balance of $46,332, which included $82 of interest. The Term Loan was originally due on March 8, 2027. The Company also wrote off $276 in deferred financing fees pertaining to the Term Loan.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The Company’s indebtedness at June 30, 2024 and December 31, 2023 was as follows:

	As of June 30, 2024			As of December 31, 2023
	(unaudited)			(unaudited)

	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount

Term Loan	$—	$—	$—	$2,500	$—	$2,500
Current portion of long-term debt	—	—	—	2,500	—	2,500

Term Loan	—	—	—	44,375	(316)	44,059
Debt, net of current portion	—	—	—	44,375	(316)	44,059

Convertible senior notes, non-current	345,000	(10,908)	334,092	—	—	—
Total debt	$345,000	$(10,908)	$334,092	$46,875	$(316)	$46,559

The Company’s interest expense related to the Notes is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Contractual interest expense	$431	$—	$431	$—
Amortization of issuance costs	376	—	376	—
Total interest expense, Convertible Senior Notes	$807	$—	$807	$—

8.STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended June 30, 2024, the Company issued 194 shares of Class A common stock related to the exercise of options, net of 1 share returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. During this period, the Company also issued 32 shares of Class A common stock in connection with the vesting of Restricted Stock Units (“RSUs”), net of 14 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.  During the six months ended June 30, 2024, the Company issued 847 shares of Class A common stock related to the exercise of options, net of 266 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises and the Company also issued 706 shares of Class A common stock in connection with the vesting of RSUs, net of 431 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During the three and six months ended June 30, 2024, the Company issued 62 shares of Class A common stock in connection with the vesting of Restricted Stock Awards (“RSAs”) and the Company also issued 61 shares in connection with the ESPP and a stockholder exchanged 2,500 shares of Class B common stock, for an equivalent number of shares of Class A common stock.

During the three months ended June 30, 2023, the Company issued 259 shares of Class A common stock related to the exercise of options, net of 6 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. During this period, the Company issued 22 shares of Class A common stock in connection with the vesting of RSUs, net of 11 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

the six months ended June 30, 2023, the Company issued 851 shares of Class A common stock related to the exercise of options, net of 23 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises and the Company also issued 413 shares of Class A common stock in connection with the vesting of RSUs, net of 242 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During the three and six months ended June 30, 2023, the Company issued 106 shares of Class A common stock in connection with the vesting of RSAs and the Company also issued 81 shares in connection with the ESPP and a stockholder exchanged 2,589 shares of Class B common stock for an equivalent number of shares of Class A common stock.

9.    EARNINGS PER SHARE

The Company has two classes of common stock outstanding and thus calculates earnings per share (“EPS”) following the two-class method. This method allocates earnings for the respective periods between the two classes of common stock in proportion to the weighted average shares outstanding for each class of common stock as a percentage of total weighted average shares of both classes of common stock outstanding. Neither the Class A nor Class B common stock has any liquidity or dividend preferences and are both considered to be participating securities.

Basic and diluted net income (loss) per share attributable to common stockholders is calculated using the treasury stock and if-converted methods. The basic net income (loss) per share attributable to Class A common stockholders includes RSAs, RSUs, and ESPP shares once vesting or purchase contingencies are resolved, and the related shares are deemed to be outstanding. The diluted net income (loss) per share attributable to Class A common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period.  For purposes of this calculation, all options to purchase shares of Class A common stock and nonvested RSAs and RSUs are considered common stock equivalents. The portion of ESPP shares for which the Company has received payments but for which the related shares are not yet issuable are also considered potential common stock equivalents. Additionally, the dilutive effect of shares issuable upon conversion of the Notes is included in the calculation of diluted EPS by application of the if-converted method.  In connection with the issuance of the Notes, the Company entered into the Capped Calls Transactions, which are not included for purposes of calculating the number of diluted weighted-average shares outstanding, as their effect would be anti-dilutive.  In periods of net loss available to common stockholders diluted calculations are equal to basic calculations because the inclusion of potential common stock equivalents would be anti-dilutive.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The tables below illustrate the calculation of basic and diluted net income (loss) per common share for the Class A common stock and Class B common stock for the periods reflected below.

	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator
Allocation of net income (loss) (1)	$2,137	$3,027	$(2,447)	$(4,449)	$3,190	$4,658	$(8,633)	$(16,395)
Denominator
Total shares used in per share computation	64,198	90,930	53,762	97,718	62,879	91,796	52,109	98,969
Basic net income (loss) per share:	$0.03	$0.03	$(0.05)	$(0.05)	$0.05	$0.05	$(0.17)	$(0.17)

Diluted net income (loss) per share:
Numerator
Allocation of net income (loss) (1)	$2,255	$2,909	$(2,447)	$(4,449)	$3,374	$4,474	$(8,633)	$(16,395)
Total net income (loss) used in per diluted computation	$2,255	$2,909	$(2,447)	$(4,449)	$3,374	$4,474	$(8,633)	$(16,395)
Denominator
Number shares used in basic per share computation	64,198	90,930	53,762	97,718	62,879	91,796	52,109	98,969
Dilutive effect of common stock equivalents	6,311	—	—	—	6,336	—	—	—
Total shares used in per share computation (2)	70,509	90,930	53,762	97,718	69,215	91,796	52,109	98,969
Dilutive net income (loss) per share:	$0.03	$0.03	$(0.05)	$(0.05)	$0.05	$0.05	$(0.17)	$(0.17)

(1) Allocation of net income (loss) is based on the percentages of average shares outstanding.

(2) The Notes were issued on April 26, 2024. Proration of shares assumed to be converted from the Notes during the current year periods resulted in anti-dilutive impact to EPS.

The following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Stock Options (1)	—	7,527	—	7,577
Stock Options out-of-the money options	117	261	174	483
RSAs	—	225	—	230
RSUs	—	4,161	—	3,654
ESPP	—	47	—	46
Convertible Senior Notes	6,860	—	3,411	—

(1)	Excludes out-of-the-money options.

10.    STOCK-BASED AWARD PLANS

The 2020 Incentive Award Plan (the “2020 Plan”) provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The Company issued stock options, RSAs, and RSUs under the 2020 Plan. As of June 30, 2024, 20,843 shares of Class A common stock were available for issuance under the 2020 Plan.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Options

The following table summarizes activity for options outstanding under the 2020 Plan for the six months ended June 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value

	(unaudited)
Outstanding at January 1, 2024	5,692	$5.32	4.7	$124,327
Exercised	(1,113)	$4.05
2020 Plan options outstanding at June 30, 2024	4,579	$5.63	4.5	139,299
2020 Plan options exercisable at June 30, 2024	3,388	$4.83	3.8	105,752

The detail of options outstanding, vested, and exercisable under the 2020 Plan as of June 30, 2024 is as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)

	(unaudited)
$0.15 to $0.71	761	*	761	*
$2.15	60	0.6	60	0.6
$2.50	1,159	2.1	1,159	2.1
$3.17	320	3.8	320	3.8
$3.73	1,098	5.4	507	5.2
$4.70	566	5.6	225	5.6
$18.47	213	7.4	107	7.4
$18.96	110	7.1	45	7.1
$19.00	50	7.2	17	7.2
$32.16	242	6.7	187	6.7
	4,579		3,388
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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

There were no options issued under the 2020 Plan during the three or six months ended June 30, 2024 or 2023.

At June 30, 2024, $2,559 of unrecognized compensation expense associated with options is expected to be recognized over a weighted average period of approximately 0.8 years.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2024:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2024	4,171	$16.11
Granted	1,746	25.44
Vested	(1,137)	16.29
Forfeited	(103)	16.02
Outstanding at June 30, 2024	4,677	$19.54

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. Vested RSUs are settled by issuing Class A shares or the equivalent value in cash at the Board’s discretion. At June 30, 2024, $67,772 of unrecognized compensation cost for RSUs is expected to be recognized over a weighted average period of approximately 2.7 years.

Restricted Stock Awards

The following table summarizes RSA activity for the six months ended June 30, 2024:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2024	91	$21.50
Granted	34	35.06
Vested	(62)	22.69
Outstanding at June 30, 2024	63	$27.62

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. At June 30, 2024, $1,184 of unrecognized compensation cost for RSAs is expected to be recognized over a weighted average period of approximately 1.0 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common stock through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Amounts withheld from participants

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

are reflected in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending November 30, 2024 aggregated $424 as of June 30, 2024. As of June 30, 2024, 6,390 shares of Class A common stock were available for issuance under the ESPP.

As of June 30, 2024, there was approximately $438 of unrecognized ESPP stock-based compensation cost expected to be recognized on a straight-line basis over the remaining term of the six-month offering period ending November 30, 2024.

At June 30, 2024 and 2023, there were two ESPP offering periods open that end November 30, 2024 and 2023, respectively. The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. ESPP offering periods reflected in the June 30, 2024 and 2023 financial statements include the periods noted below in the table. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

	Offering Period Ending
	11/30/2024	11/30/2023
Fair market value of common stock	$27.82	$21.76
Volatility	36.6%	39.4%
Expected term (years)	0.5	0.5
Expected dividend yield	-%	-%
Risk-free interest rate	5.3%	5.4%

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

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to incentive awards, net of forfeitures, as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Stock-based compensation expense:
Stock options	$1,144	$1,102	$3,750	$3,273
RSUs	8,145	4,968	21,148	13,310
RSAs	476	751	966	1,478
ESPP	236	201	461	395
Total stock-based compensation expense	$10,001	$7,022	$26,325	$18,456

The Company recognized stock-based compensation cost in the condensed consolidated statements of comprehensive income (loss) as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$953	$419	$2,543	$1,415
Cost of revenues, services	565	166	1,571	1,002
Research and development	1,922	775	5,295	3,009
Selling and marketing	2,928	1,082	7,150	3,980
General and administrative	3,633	4,581	9,766	9,051
Total stock-based compensation expense	$10,001	$7,022	$26,325	$18,456

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

12.   INCOME TAXES

The Company reported income tax (benefit) expense of $2,200 and $2,929 for the three months ended June 30, 2024 and 2023, respectively, and $(2,335) and $12,482 for the six months ended June 30, 2024 and 2023, respectively. The effective income tax rate ("ETR") was 29.9% for the three months ended June 30, 2024, compared to (73.8)% for the three months ended June 30, 2023, and (42.4)% for the six months ended June 30, 2024, compared to (99.5)% for the six months ended June 30, 2023.

In determining interim provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date loss adjusted for discrete items arising in that quarter. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to state taxes, foreign taxes, limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m), tax benefits on the exercises and vesting of stock awards, tax credits, and fluctuations in valuation allowances on certain foreign deferred tax assets.

The income tax expense for the three months ended June 30, 2024 was primarily attributable to income tax expense from profitable jurisdictions and on income allocated to state jurisdictions.  This income tax expense was partially offset by tax benefits from stock based awards exercised or vested during the quarter, net of the impact from limitations on deductions of certain employees’ compensation, and benefits from tax credits.  The income tax benefit for the six months ended June 30, 2024 was primarily attributable to tax benefits from stock based awards exercised or vested, net of the impact from limitations on deductions of certain employees’ compensation, which were greater than the income tax expense recognized during the three months ended June 30, 2024.  The income tax expense for the three and six months ended June 30, 2023 was primarily attributable to taxes in foreign jurisdictions, fluctuations in valuation allowances on certain foreign deferred tax assets, and income tax expense on income allocated to state jurisdictions.

13.   SUBSEQUENT EVENTS

On August 7, 2024, the Company announced it signed a definitive agreement to acquire ecosio GmbH (“Ecosio”), a limited liability company incorporated under the laws of Austria and a provider of electronic data interchange (“EDI”) and e-invoicing services. The acquisition is expected to close during the third quarter of 2024 pending customary Austrian regulatory approvals.

Under the terms of the agreement, the acquisition includes an upfront cash payment of $69,000, net of certain closing adjustments. The acquisition also includes a targeted cash earn-out payment of $76,000 and a stock earn-out of up to $35,000 in the Company’s Class A common stock, based on Ecosio achieving certain financial performance targets over the next three years, subject to adjustment pursuant to the terms of the acquisition agreement.

The Company expects to fund the upfront cash consideration using cash on hand. Transaction costs related to the acquisition that were incurred during the second quarter of 2024 were not material.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 49% and 43% of software subscription revenue from cloud-based subscriptions during the three months ended June 30, 2024 and 2023, respectively, and 48% and 43% for the six months ended June 30, 2024 and 2023, respectively. While our on-premise software subscription revenue comprised 51% and 57% of our software subscription revenue during the three months ended June 30, 2024 and 2023, respectively, and 52% and 57% for the six months ended June 30, 2024 and 2023, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

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

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $161.1 million and $139.7 million for the three months ended June 30, 2024 and 2023, respectively, and $317.9 and $272.4 for the six months ended June 30, 2024 and 2023, respectively. We had net income (loss) of $5.2 million and $(6.9) million for the three months ended June 30, 2024 and 2023, respectively, and $7.8 million and $(25.0) million for the six months ended June 30, 2024 and 2023, respectively These amounts are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net loss or income before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs. Adjusted EBITDA was $38.5 million and $22.0 million for the three months ended June 30, 2024 and 2023, respectively and $75.3 million and $42.2 million for the six months ended June 30, 2024 and 2023, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

We believe that we currently have ample liquidity and capital resources to continue to meet our operating needs, and our ability to continue to service our debt or other financial obligations is not currently impaired. For a further description of our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Developments

Issuance of Convertible Senior Notes

On April 26, 2024, we closed our offering of $345.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2029 (the “Notes”) to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee. The Notes issued on April 26, 2024 include an additional $45.0 million aggregate principal amount of Notes, issued pursuant to the full exercise by the initial purchasers of the Notes of their option to purchase additional Notes.

The net proceeds from the offering of the Notes were $333.7 million after deducting the initial purchasers’ discount and commissions, and other transaction and offering expenses. We used $42.4 million of the net proceeds from this offering to fund the cost of the Capped Call Transactions (as defined in Note, 7 “Debt” to our condensed consolidated financial statements) and intend to use the remainder for working capital or other general corporate expenses, which may include capital expenditures, potential acquisitions, and strategic transactions.

On May 10, 2024, we repaid our outstanding term loan balance of $46.3 million.

For further information on the Notes or term loan, refer to Note 7, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Asset Acquisition

On May 31, 2024, we entered into an asset purchase agreement with Ryan, LLC (“Ryan”) to acquire tax-specific artificial intelligence (“AI”) capabilities, designed to more effectively manage the complexity of tax mapping. The acquisition will accelerate our AI innovation strategy to help global companies manage tax complexity with greater speed and scale. We paid approximately $6.1 million in closing consideration, which included $0.1 million in transaction costs. The purchase agreement includes the potential for earnout payments and referral fees over a five-year period. For further information, refer to Note 4, “Property and Equipment” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Systax Acquisition

During the second quarter of 2024, we paid $9.6 million to acquire the remaining 20% equity interest of Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software. Systax is now a wholly owned subsidiary of Vertex.

ecosio GmbH

On August 7, 2024, we announced the signing of a definitive agreement to acquire ecosio GmbH (“Ecosio”), a limited liability company incorporated under the laws of Austria and a provider of electronic data interchange (“EDI”) and e-invoicing services. The acquisition includes an upfront cash payment of $69.0 million, net of certain closing adjustments, as well as a targeted cash earn-out payment of $76.0 million and a stock earn-out of up to $35.0 million of our Class A common stock, based on Ecosio achieving certain financial performance targets over the next three years, subject to adjustment pursuant to the terms of the acquisition agreement. The acquisition is expected to close during the third quarter of 2024 pending customary Austrian regulatory approvals.  For further information, refer to Note 13, “Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Interest expense consists primarily of interest incurred related to borrowings, the Notes, bank credit facility and leases. Interest expense includes amortization of deferred financing fees over the term of the credit facility or write-downs of such costs upon redemption of debt. Interest expense will vary as a result of fluctuations in the level of debt outstanding as well as interest rates on such debt. In addition, interest expense will include adjustments to the fair value of contracts that may be entered into to hedge risks associated with currency fluctuations for cash receipts or cash payments denominated in currencies other than U.S. dollars and which do not qualify for hedge accounting, as well as changes in the settlement value of the future payment obligation for the Systax Sistemas Fiscais Limited (“Systax”) acquisition, which was fully settled on June 5, 2024.

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

	For the three months ended				For the six months ended
	June 30,				June 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change		2024	2023	Period-Over-Period Change

	(unaudited)				(unaudited)
Revenues:
Software subscriptions	$136,443	$117,836	$18,607	15.8%	$268,273	$228,850	$39,423	17.2%
Services	24,661	21,859	2,802	12.8%	49,612	43,596	6,016	13.8%
Total revenues	161,104	139,695	21,409	15.3%	317,885	272,446	45,439	16.7%
Cost of revenues:
Software subscriptions (1)	42,261	38,516	3,745	9.7%	87,389	75,919	11,470	15.1%
Services (1)	16,155	15,363	792	5.2%	32,016	29,707	2,309	7.8%
Total cost of revenues	58,416	53,879	4,537	8.4%	119,405	105,626	13,779	13.0%
Gross profit	102,688	85,816	16,872	19.7%	198,480	166,820	31,660	19.0%
Operating expenses:
Research and development (1)	14,614	12,680	1,934	15.3%	31,459	28,542	2,917	10.2%
Selling and marketing (1)	40,541	33,541	7,000	20.9%	81,032	69,277	11,755	17.0%
General and administrative (1)	35,874	39,376	(3,502)	(8.9)%	71,416	73,686	(2,270)	(3.1)%
Depreciation and amortization	5,212	3,878	1,334	34.4%	10,218	7,619	2,599	34.1%
Other operating expense (income), net	(1,098)	413	(1,511)	* %	(1,625)	697	(2,322)	* %
Total operating expenses	95,143	89,888	5,255	5.8%	192,500	179,821	12,679	7.1%
Income (loss) from operations	7,545	(4,072)	11,617	(285.3)%	5,980	(13,001)	18,981	(146.0)%
Other (income) expense:
Interest expense (income), net	181	(105)	286	* %	467	(455)	922	* %
Income (loss) before income taxes	7,364	(3,967)	11,331	(285.6)%	5,513	(12,546)	18,059	(143.9)%
Income tax (benefit) expense	2,200	2,929	(729)	* %	(2,335)	12,482	(14,817)	* %
Net income (loss)	5,164	(6,896)	12,060	(174.9)%	7,848	(25,028)	32,876	(131.4)%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	3,335	(609)	3,944	(647.6)%	7,346	(3,731)	11,077	(296.9)%
Unrealized (gain) loss on investments, net of tax	(19)	3	(22)	* %	(2)	(10)	8	* %
Total other comprehensive (income) loss, net of tax	3,316	(606)	3,922	* %	7,344	(3,741)	11,085	* %
Total comprehensive income (loss)	$1,848	$(6,290)	$8,138	(129.4)%	$504	$(21,287)	$21,791	(102.4)%

(1)	Includes stock-based compensation expenses as follows in the table below.

* Percentage change not meaningful.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$953	$419	$2,543	$1,415
Cost of revenues, services	565	166	1,571	1,002
Research and development	1,922	775	5,295	3,009
Selling and marketing	2,928	1,082	7,150	3,980
General and administrative	3,633	4,581	9,766	9,051
Total stock-based compensation expense	$10,001	$7,022	$26,325	$18,456

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	84.7%	84.4%	84.4%	84.0%
Services	15.3%	15.6%	15.6%	16.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Software subscriptions	26.2%	27.6%	27.5%	27.9%
Services	10.0%	11.0%	10.1%	10.9%
Total cost of revenues	36.2%	38.6%	37.6%	38.8%
Gross profit	63.8%	61.4%	62.4%	61.2%
Operating expenses:
Research and development	9.1%	9.1%	9.9%	10.5%
Selling and marketing	25.2%	24.0%	25.5%	25.4%
General and administrative	22.3%	28.2%	22.5%	27.0%
Depreciation and amortization	3.2%	2.8%	3.2%	2.8%
Other operating expense (income), net	(0.7)%	0.3%	(0.5)%	0.3%
Total operating expenses	59.1%	64.4%	60.6%	66.0%
Income (loss) from operations	4.7%	(3.0)%	1.8%	(4.8)%
Interest expense (income), net	0.1%	(0.1)%	0.1%	(0.2)%
Income (loss) before income taxes	4.6%	(2.9)%	1.7%	(4.6)%
Income tax (benefit) expense	1.4%	2.1%	(0.7)%	4.6%
Net income (loss)	3.2%	(5.0)%	2.4%	(9.2)%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	2.1%	(0.4)%	2.3%	(1.4)%
Unrealized (gain) loss on investments, net of tax	—%	—%	—%	—%
Total other comprehensive (income) loss, net of tax	2.1%	(0.4)%	2.3%	(1.4)%
Total comprehensive income (loss)	1.1%	(4.6)%	0.1%	(7.8)%

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenues

	For the three months ended
	June 30,

(Dollars in thousands)	2024	2023	Period-Over-Period Change

	(unaudited)
Revenues:
Software subscriptions	$136,443	$117,836	$18,607	15.8%
Services	24,661	21,859	2,802	12.8%
Total revenues	$161,104	$139,695	$21,409	15.3%

Revenues increased $21.4 million, or 15.3%, to $161.1 million for the three months ended June 30, 2024 compared to $139.7 million for the same period in 2023. The increase in software subscriptions revenues of $18.6 million, or 15.8%, was primarily driven by increases from our existing customers in cross selling new products to existing customers, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 5.8% and 6.3% of total software subscriptions revenues in the three months ended June 30, 2024 and 2023, respectively.

The $2.8 million increase in services revenues was primarily driven by an increase of $2.7 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions. In addition, our managed services offering experienced a $0.1 million increase driven by an increase in recurring services revenues over the prior year due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers.

Cost of Software Subscriptions Revenues

	For the three months ended
	June 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Cost of software subscriptions revenues	$42,261	$38,516	$3,745	9.7%

Cost of software subscriptions revenues increased $3.8 million, or 9.7%, to $42.3 million for the three months ended June 30, 2024 compared to $38.5 million for the same period in 2023. The increase in cost of software subscriptions revenues was primarily driven by a $1.9 million increase in costs of personnel supporting period-over-period growth of sales and customers, ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers. In addition, the increase in cost of software subscriptions revenues included an increase in depreciation and amortization of capitalized software and acquired intangible assets of $3.1 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets.

Cost of Services Revenues

	For the three months ended
	June 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Cost of services revenues	$16,155	$15,363	$792	5.2%

Cost of services revenues increased $0.8 million, or 5.2%, to $16.2 million for the three months ended June 30, 2024, compared to $15.4 million for the same period in 2023. The increase in cost of services revenues was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering.

Research and Development

	For the three months ended
	June 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Research and development	$14,614	$12,680	$1,934	15.3%

Research and development expenses increased $1.9 million, or 15.3%, to $14.6 million for the three months ended June 30, 2024 compared to $12.7 million for the same period in 2023. The increase in research and development expenses is due primarily to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces (“APIs”) to customer ERP and other software platforms. Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	For the three months ended
	June 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Selling and marketing	$40,541	$33,541	$7,000	20.9%

Selling and marketing expenses increased $7.0 million, or 20.9%, to $40.5 million for the three months ended June 30, 2024 compared to $33.5 million for the same period in 2023. This increase was primarily driven by a $4.1 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. Additionally, there was an increase of $2.2 million in advertising and promotional spending related to expanded brand awareness efforts.

General and Administrative

	For the three months ended
	June 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
General and administrative	$35,874	$39,376	$(3,502)	(8.9)%

General and administrative expenses decreased $3.5 million, or 8.9%, to $35.9 million for the three months ended June 30, 2024 compared to $39.4 million for the same period in 2023. The decrease was primarily due to a $3.7 million reduction in spend related to 2023 ERP implementation costs incurred in the prior period as well as a $0.9 million decrease in stock-based compensation expense. This decrease was partly offset by an increase of $0.4 million for the amortization of capitalized cloud computing implementation costs related to our ERP modernization initiative.

Depreciation and Amortization

	For the three months ended
	June 30,
(Dollars in thousands)	2024	2023	Period-Over-Period change
Depreciation and amortization	$5,212	$3,878	$1,334	34.4%

Depreciation and amortization increased $1.3 million, or 34.4%, to $5.2 million for the three months ended June 30, 2024 compared to $3.9 million for the same period in 2023. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Other Operating Expense (Income), Net

	For the three months ended
	June 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Other operating expense (income), net	$(1,098)	$413	$(1,511)	(365.9)%

Other operating expense (income), net increased to income of $(1.1) million, net for the three months ended June 30, 2024 compared to expense of $0.4 million, net for the same period in 2023. The decrease in expense was primarily driven by a decrease in the contingent consideration liability for the Tellutax, Inc. acquisition (“Tellutax”).

Interest Expense (Income), Net

	For the three months ended
	June 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Interest expense (income), net	$181	$(105)	$286	(272.4)%

Interest expense (income), net increased to an expense of $0.2 million for the three months ended June 30, 2024, compared to interest income of $0.1 million for the same period in 2023. This change was mainly due to several factors: a $0.8 million increase in interest expense related to the convertible debt issuance and Systax acquisition, a $0.5 million decrease in the valuation of our foreign currency forward contracts due to market fluctuations, and a $0.7 million increase in deferred financing costs related to the convertible debt issuance and the repayment of our term loan in May. These increases were partially offset by $1.3 million of interest income, primarily due to increased dollars invested during the period, and a reduction of $0.5 million in interest expense related to the term loan repayment.

Income Tax Expense

	For the three months ended
	June 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Income tax expense	$2,200	$2,929	$(729)	(24.9)%

 Income tax expense was $2.2 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively. The change in tax expense was primarily driven by changes in benefits of tax credits, changes in jurisdictional income or loss allocation, and fluctuations in valuation allowances on certain foreign deferred tax assets.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues

	For the six months ended
	June 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change

	(unaudited)
Revenues:
Software subscriptions	$268,273	$228,850	$39,423	17.2%
Services	49,612	43,596	6,016	13.8%
Total revenues	$317,885	$272,446	$45,439	16.7%

Revenues increased $45.4 million, or 16.7%, to $317.9 million for the six months ended June 30, 2024 compared to $272.4 million for the same period in 2023. The increase in software subscriptions revenues of $39.4 million, or 17.2%, was primarily driven by increases from our existing customers in cross selling new products to existing customers, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 5.7% and 6.5% of total software subscriptions revenues in the six months ended June 30, 2024 and 2023, respectively.

The $6.0 million increase in services revenues was primarily driven by an increase of $4.6 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions. In addition, our managed services offering experienced a $1.4 million increase driven by an increase in recurring services revenues over the prior year due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers.

Cost of Software Subscriptions Revenues

	For the six months ended
	June 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Cost of software subscriptions revenues	$87,389	$75,919	$11,470	15.1%

Cost of software subscriptions revenues increased $11.5 million, or 15.1%, to $87.4 million for the six months ended June 30, 2024 compared to $75.9 million for the same period in 2023. The increase in cost of software subscriptions revenues was primarily driven by a $6.7 million increase in costs of personnel supporting period-over-period growth of sales and customers, ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers. In addition, the increase in cost of software subscriptions revenues included an increase in depreciation and amortization of capitalized software and acquired intangible assets of $4.8 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets.

Cost of Services Revenues

	For the six months ended
	June 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Cost of services revenues	$32,016	$29,707	$2,309	7.8%

Cost of services revenues increased $2.3 million, or 7.8%, to $32.0 million for the six months ended June 30, 2024, compared to $29.7 million for the same period in 2023. The increase in cost of services revenues was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering.

Research and Development

	For the six months ended
	June 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Research and development	$31,459	$28,542	$2,917	10.2%

Research and development expenses increased $2.9 million, or 10.2%, to $31.5 million for the six months ended June 30, 2024 compared to $28.5 million for the same period in 2023. The increase in research and development expenses is due primarily to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and APIs to customer ERP and other software platforms. Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	For the six months ended
	June 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Selling and marketing	$81,032	$69,277	$11,755	17.0%

Selling and marketing expenses increased $11.8 million, or 17.0%, to $81.0 million for the six months ended June 30, 2024 compared to $69.3 million for the same period in 2023. This increase was primarily driven by a $10.6 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. Additionally, there was an increase of $0.5 million in advertising and promotional spending related to expanded brand awareness efforts.

General and Administrative

	For the six months ended
	June 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
General and administrative	$71,416	$73,686	$(2,270)	(3.1)%

General and administrative expenses decreased $2.3 million, or 3.1%, to $71.4 million for the six months ended June 30, 2024 compared to $73.7 million for the same period in 2023. The decrease was primarily due to a $4.3 million reduction in spend related to 2023 ERP implementation costs incurred in the prior period.  This increase was partly offset by an increase of $1.4 million for the amortization of capitalized cloud computing implementation costs related to our ERP modernization initiative.

Depreciation and Amortization

	For the six months ended
	June 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Depreciation and amortization	$10,218	$7,619	$2,599	34.1%

Depreciation and amortization increased $2.6 million, or 34.1%, to $10.2 million for the six months ended June 30, 2024 compared to $7.6 million for the same period in 2023. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Other Operating Expense (Income), Net

	For the six months ended
	June 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Other operating expense (income), net	$(1,625)	$697	$(2,322)	(333.1)%

Other operating expense (income), net decreased to income of $(1.6) million, net for the six months ended June 30, 2024 compared to expense of $0.7 million, net for the same period in 2023. The decrease in expense was primarily driven by a decrease in the contingent consideration liability for the Tellutax acquisition.

Interest Expense (Income), Net

	For the six months ended
	June 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Interest expense (income), net	$467	$(455)	$922	(202.6)%

Interest expense (income), net increased to an expense of $0.5 million for the six months ended June 30, 2024, compared to interest income of $0.5 million for the same period in 2023. The change was primarily due to a $0.8 million increase in interest expense related to the convertible debt issuance and Systax acquisition, a $0.9 million decrease in the valuation of our foreign currency forward contracts as a result of market fluctuations, and a $0.8 million increase in deferred financing costs related to the convertible debt issuance and the repayment of our term loan in May. These increases were offset by $1.1 million of interest income primarily due to increased dollars invested during the period and a reduction of $0.5 million in interest expense related to the term loan repayment.

Income Tax (Benefit) Expense

	For the six months ended
	June 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Income tax (benefit) expense	$(2,335)	$12,482	$(14,817)	(118.7)%

Income tax (benefit) expense was $(2.3) million and $12.5 million for the six months ended June 30, 2024 and 2023, respectively. The change in tax (benefit) expense was primarily driven by tax benefits on exercises and vesting of stock awards, net of limitations on deductions of certain employees’ compensation, changes in jurisdictional income or loss allocation, fluctuations in valuation allowances on certain foreign deferred tax assets, and changes in benefits of tax credits.

Liquidity and Capital Resources

As of June 30, 2024, we had unrestricted cash and cash equivalents of $325.5 million and retained earnings of $7.3 million. In addition, we had $8.7 million in investment securities with a maturity date exceeding three months as of June

30, 2024, not included in unrestricted cash and cash equivalents. Our primary sources of capital include sales of our solutions, proceeds from bank lending facilities, and the offering of existing or future classes of stock.

As of June 30, 2024, we had a credit agreement with a banking syndicate (the “Credit Agreement”) that provides a $200.0 million revolving facility (the “Line of Credit”).

On April 26, 2024, we closed a private offering of $345.0 million aggregate principal amount of 0.750% Convertible Senior Notes due in 2029 (the “Notes”). The net proceeds from the offering of the Notes were $333.7 million, after deducting the initial purchasers’ discount and commissions, and other transaction and offering expenses. For additional information on the Notes, refer to Note 7, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We believe that our existing cash resources and our Line of Credit will be sufficient to meet our capital requirements and fund our operations for the next 12 months as well as our longer-term liquidity needs. If an early conversion notice occurs on our Notes, we have the option to pay cash, shares of our Class A common stock, or a combination of both. Also, we expect to have access to additional sources of funds in the capital markets, and we may, from time to time, seek additional capital through a combination of additional debt and/or equity financings. If we were to raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us.

The following table presents a summary of our cash flows for the periods indicated:

	For the six months ended
	June 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Net cash provided by (used in) operating activities	$82,292	$(898)	$83,190	9,263.9%
Net cash used in investing activities	(47,837)	(30,728)	(17,109)	(55.7)%
Net cash provided by (used in) financing activities	238,126	(3,481)	241,607	6,940.7%
Effect of foreign exchange rate changes	(789)	380	(1,169)	(307.6)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$271,792	$(34,727)	$306,519	882.7%

Operating Activities. Net cash provided by operating activities of $82.3 million for the six months ended June 30, 2024 consisted of net income of $7.8 million, adjusted for non-cash charges of $60.7 million and cash inflows of $18.1 million from changes in operating assets and liabilities, which were partially offset by $4.7 million in payments for purchase commitment and contingent consideration liabilities in excess of their initial fair value. The change in operating assets and liabilities was primarily driven by a decrease in accounts receivable and an increase in deferred revenue, primarily due to cash collections and customer growth during the period.  These changes were partially offset by decreases in accrued and deferred compensation and accrued expenses. These movements were primarily due to the timing of cash payments.

Net cash used in operating activities of $0.9 million for the six months ended June 30, 2023 consisted of a net loss of $25.0 million, adjusted for non-cash charges of $43.5 million, and cash outflows of $19.3 million from changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by an increase in accounts receivable and a decrease in accrued and deferred compensation, which was partially offset by increases in accrued expenses and accounts payable. These movements were primarily due to timing of cash collections and payments during the period.

Investing Activities. Net cash used in investing activities of $47.8 million for the six months ended June 30, 2024 consisted of investments in property and equipment, and capitalized software of $29.7 million and $11.1 million, respectively, related to investments in infrastructure, new products, and enhancements to existing products. Additionally, we invested $7.8 million in available-for-sale investment securities, which was more than offset by proceeds of $8.9 million received during the period for sales and maturities in our investment securities. Finally, we paid $6.1 million related to an asset acquisition completed during the second quarter of 2024. For additional information on our asset acquisition, refer to Note 4, “Property and Equipment” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net cash used in investing activities of $30.7 million for the six months ended June 30, 2023 consisted of investments in property and equipment, and capitalized software of $21.9 million and $9.0 million, respectively, related to infrastructure investments to drive operating leverage and commercial solutions to support our customers. Additionally, we invested $8.4 million in available-for-sale investment securities, which was more than offset by proceeds of $8.6 million received during the period for sales and maturities in our investment securities.

Financing Activities. Net cash provided by financing activities of $238.1 million for the six months ended June 30, 2024 consisted of $345.0 million in gross proceeds from our Notes, as well as a $15.0 million increase in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds. These transactions were partly offset by $46.9 million for the repayment of our term loan, $42.4 million for the purchase of the Capped Call Transactions, $18.3 million in payments for taxes related to the net share settlement of stock-based awards, $11.4 million for payments related to deferred financing costs and $7.6 million for payments on purchase commitment and contingent consideration liabilities.

Net cash used in financing activities of $3.5 million for the six months ended June 30, 2023 consisted of a $10.0 million payment for a deferred purchase commitment, $6.4 million in payments for purchase commitment and contingent consideration liabilities, $4.0 million in payments for taxes related to the net share settlement of stock-based awards, and $0.9 million used for principal debt repayments. These transactions were partially offset by a $14.5 million increase in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, and $2.2 million in proceeds from the exercise of stock options.

Debt. As of June 30, 2024, we had a $200.0 million Line of Credit with no outstanding borrowings in connection with our Credit Agreement. As of June 30, 2024, we had $345.0 million aggregate principal amount of debt outstanding related to our Notes. For additional information on our debt refer to Note 7, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Contractual Obligations and Commitments

In connection with the pricing of the Notes on April 23, 2024, the Company entered into Capped Call Transactions. For additional information regarding the Capped Call Transactions, refer to Note 7, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of June 30, 2024, we have no outstanding borrowings under the term loan or Line of Credit. Our Notes are due in May 2029. We expect to continue to fund debt maturities and interest payments with cash flows generated from operations, existing cash and cash equivalents, or proceeds from additional financing. For additional information on our debt obligations, refer to Note 7, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

There have been no material updates or changes to our contractual obligations and commitments compared to contractual obligations and commitments described in our 2023 Annual Report, other than those noted above.

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

	As of June 30,
(Dollars in millions)	2024	2023	Year-Over-Year Change
Annual Recurring Revenue	$548.4	$467.7	$80.7	17.3%

ARR increased by $80.7 million, or 17.3%, at June 30, 2024, as compared to June 30, 2023. The increase was primarily driven by $48.6 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $26.0 million in growth of subscriptions of our solutions to new customers. Addionally, $6.1 million was added to ARR due to the inclusion of Systax’s ARR, which was included as a result of the acquisition of the remaining ownership interests of Systax during the second quarter of 2024. Excluding the impact of Systax, the ARR growth rate would have been 16.0%.

We had 4,438 direct customers and AARPC was approximately $123,570 at June 30, 2024. At June 30, 2023, we had 4,284 direct customers and approximately $109,170 of AARPC. The increase in AARPC was primarily due to expansion of usage by existing customers and adding new customers through organic growth. Additionally, the inclusion of Systax added 150 customers to the second quarter of 2024.

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

	As of June 30,
	2024	2023
Net Revenue Retention Rate	110%	111%

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

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net loss or income before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net income (loss) was $5.2 million and $(6.9) million for the three months ended June 30, 2024 and 2023, respectively, while our net income (loss) margin was 3.2% and (4.9)% over the same periods, respectively. Additionally, our net income

(loss) was $7.8 million and $(25.0) million for the six months ended June 30, 2024 and 2023, respectively, while our net income (loss) margin was 2.5% and (9.2)% over the same periods, respectively.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023

	(unaudited)		(unaudited)
Adjusted EBITDA:
Net income (loss)	$5,164	$(6,896)	$7,848	$(25,028)
Interest expense (income), net	181	(105)	467	(455)
Income tax (benefit) expense	2,200	2,929	(2,335)	12,482
Depreciation and amortization – property and equipment	5,212	3,878	10,218	7,619
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	14,578	12,686	29,925	25,121
Amortization of acquired intangible assets – selling and marketing expense	592	684	1,187	1,450
Amortization of cloud computing implementation costs – general and administrative	995	631	1,989	631
Stock-based compensation expense	10,001	7,022	26,325	18,456
Severance expense	619	905	1,461	1,460
Acquisition contingent consideration	(1,575)	249	(2,375)	449
Transaction costs	548	—	548	—
Adjusted EBITDA	$38,515	$21,983	$75,258	$42,185

Adjusted EBITDA Margin:
Total revenues	$161,104	$139,695	$317,885	$272,446
Adjusted EBITDA margin	23.9%	15.7%	23.7%	15.5%

The increase in Adjusted EBITDA for the three months ended June 30, 2024 of $16.5 million over the comparable period in 2023 was primarily driven by an increase of $19.7 million in non-GAAP gross profit as well as a $2.6 million decrease in non-GAAP general and administrative expense, partly offset by a $5.2 million increase in non-GAAP selling and marketing expense. Adjusted EBITDA margin increased to 23.9% for the three months ended June 30, 2024, compared to 15.7% for the comparable period in 2023, primarily due to increased non-GAAP gross margin from both our software subscriptions and professional services revenue, as well as decreased non-GAAP general and administrative expense.

The increase in Adjusted EBITDA for the six months ended June 30, 2024 of $33.1 million over the comparable period in 2023 was primarily driven by an increase of $38.2 million in non-GAAP gross profit as well as a decrease of $4.3 million in non-GAAP general and administrative expenses, offset by an $8.8 million increase in non-GAAP selling and marketing expense. Adjusted EBITDA margin increased to 23.7% for the six months ended June 30, 2024, compared to 15.5% for the comparable period in 2023, primarily due to increased non-GAAP gross margin from both our software subscriptions and professional services revenue as well as decreased non-GAAP general and administrative.

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

Our net cash provided by operating activities was $57.7 million, and our net cash used in operating activities was $(4.4) million for the three months ended June 30, 2024 and 2023, respectively, while our operating cash flow margin was 35.8% and (3.1)% over the same periods, respectively. Our net cash provided by operating activities was $82.3 million and our net cash used in operating activities was $(0.9) million for the six months ended June 30, 2024 and 2023, respectively, while our operating cash flow margin was 25.9% and (0.3)% over the same periods, respectively.

.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023

	(unaudited)
Free Cash Flow:
Cash provided by (used in) operating activities	$57,726	$(4,389)	$82,292	$(898)
Property and equipment additions	(15,300)	(11,810)	(29,749)	(21,859)
Capitalized software additions	(5,482)	(5,035)	(11,097)	(9,042)
Free cash flow	$36,944	$(21,234)	$41,446	$(31,799)

Free Cash Flow Margin:
Total revenues	$161,104	$139,695	$317,885	$272,446
Free cash flow margin	22.9%	(15.2)%	13.0%	(11.7)%

Free cash flow increased by $58.2 million for the three months ended June 30, 2024, as compared to the same period in 2023. This increase was primarily driven by an increase in net cash provided by operating activities of $62.1 million, primarily attributable to customer growth and cash collections during the period. This increase was partly offset by a $3.9 million increase in ongoing investments in internal-use software for cloud-based subscription solutions and software developed for sale for new products and enhancements to existing products. Free cash flow margin increased to 22.9% for the three months ended June 30, 2024, compared to (15.2)% for the same period in 2023.

Free cash flow increased by $73.2 million for the six months ended June 30, 2024, as compared to the same period in 2023. This increase was primarily driven by an increase in net cash provided by operating activities of $83.2 million, primarily attributable to customer growth and cash collections during the period. This increase was partly offset by a $9.9 million increase in ongoing investments in internal-use software for cloud-based subscription solutions and software developed for sale for new products and enhancements to existing products. Free cash flow margin increased to 13.0% for the six months ended June 30, 2024, compared to (11.7)% for the same period in 2023.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023

	(unaudited)		(unaudited)
Non-GAAP cost of revenues, software subscriptions	$26,730	$25,411	$54,921	$49,383
Non-GAAP cost of revenues, services	$15,590	$15,197	$30,445	$28,705
Non-GAAP gross profit	$118,784	$99,087	$232,519	$194,358
Non-GAAP gross margin	73.7%	70.9%	73.1%	71.3%
Non-GAAP research and development expense	$12,692	$11,905	$26,164	$25,533
Non-GAAP selling and marketing expense	$37,021	$31,775	$72,695	$63,847
Non-GAAP general and administrative expense	$30,627	$33,259	$58,200	$62,544
Non-GAAP operating income	$33,303	$18,105	$65,040	$34,566
Non-GAAP net income	$24,991	$13,566	$48,422	$26,091

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023

	(unaudited)		(unaudited)
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$42,261	$38,516	$87,389	$75,919
Stock-based compensation expense	(953)	(419)	(2,543)	(1,415)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(14,578)	(12,686)	(29,925)	(25,121)
Non-GAAP cost of revenues, software subscriptions	$26,730	$25,411	$54,921	$49,383

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$16,155	$15,363	$32,016	$29,707
Stock-based compensation expense	(565)	(166)	(1,571)	(1,002)
Non-GAAP cost of revenues, services	$15,590	$15,197	$30,445	$28,705

Non-GAAP Gross Profit:
Gross profit	$102,688	$85,816	$198,480	$166,820
Stock-based compensation expense	1,518	585	4,114	2,417
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	14,578	12,686	29,925	25,121
Non-GAAP gross profit	$118,784	$99,087	$232,519	$194,358

Non-GAAP Gross Margin:
Total revenues	$161,104	$139,695	$317,885	$272,446
Non-GAAP gross margin	73.7%	70.9%	73.1%	71.3%

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2024	2023	2024	2023

	(unaudited)		(unaudited)
Non-GAAP Research and Development Expense:
Research and development expense	$14,614	$12,680	$31,459	$28,542
Stock-based compensation expense	(1,922)	(775)	(5,295)	(3,009)
Non-GAAP research and development expense	$12,692	$11,905	$26,164	$25,533

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$40,541	$33,541	$81,032	$69,277
Stock-based compensation expense	(2,928)	(1,082)	(7,150)	(3,980)
Amortization of acquired intangible assets – selling and marketing expense	(592)	(684)	(1,187)	(1,450)
Non-GAAP selling and marketing expense	$37,021	$31,775	$72,695	$63,847

Non-GAAP General and Administrative Expense:
General and administrative expense	$35,874	$39,376	$71,416	$73,686
Stock-based compensation expense	(3,633)	(4,581)	(9,766)	(9,051)
Severance expense	(619)	(905)	(1,461)	(1,460)
Amortization of cloud computing implementation costs – general and administrative	(995)	(631)	(1,989)	(631)
Non-GAAP general and administrative expense	$30,627	$33,259	$58,200	$62,544

Non-GAAP Operating Income:
Income (loss) from operations	$7,545	$(4,072)	$5,980	$(13,001)
Stock-based compensation expense	10,001	7,022	26,325	18,456
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	14,578	12,686	29,925	25,121
Amortization of acquired intangible assets – selling and marketing expense	592	684	1,187	1,450
Amortization of cloud computing implementation costs – general and administrative	995	631	1,989	631
Severance expense	619	905	1,461	1,460
Acquisition contingent consideration	(1,575)	249	(2,375)	449
Transaction costs	548	—	548	—
Non-GAAP operating income	$33,303	$18,105	$65,040	$34,566

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30,		June 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Non-GAAP Net Income:
Net income (loss)	$5,164	$(6,896)	$7,848	$(25,028)
Income tax (benefit) expense	2,200	2,929	(2,335)	12,482
Stock-based compensation expense	10,001	7,022	26,325	18,456
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	14,578	12,686	29,925	25,121
Amortization of acquired intangible assets – selling and marketing expense	592	684	1,187	1,450
Amortization of cloud computing implementation costs – general and administrative	995	631	1,989	631
Severance expense	619	905	1,461	1,460
Acquisition contingent consideration	(1,575)	249	(2,375)	449
Transaction costs	548	—	548	—
Change in settlement value of deferred purchase commitment liability – interest expense	423	—	423	—
Non-GAAP income before income taxes	33,545	18,210	64,996	35,021
Income tax adjustment at statutory rate (1)	(8,554)	(4,644)	(16,574)	(8,930)
Non-GAAP net income	$24,991	$13,566	$48,422	$26,091

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

Interest Rate Risk

We had unrestricted cash and cash equivalents of $325.5 million and $68.2 million as of June 30, 2024 and December 31, 2023, respectively, and investments of $8.7 million and $9.5 million as of June 30, 2024 and December 31, 2023, respectively. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions, and in short duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

We are exposed to risk related to changes in interest rates on our outstanding borrowings. Borrowings under our Credit Agreement bear interest at rates that are variable. Increases in the bank prime or SOFR rates would increase the interest rate on any future outstanding borrowings. Any debt we incur in the future may also bear interest at variable rates.

Our Notes have a fixed annual interest rate; therefore, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value of the Notes can be affected when the market price of our common stock fluctuates. We carry the Notes at principal value less unamortized issuance costs on our condensed consolidated balance sheets, and we present fair value for required disclosure purposes only.

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. Dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona, and Brazilian Real. Decreases in the relative value of the U.S. Dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. Dollars. For the six months ended June 30, 2024 and 2023, approximately 4% and 3%, respectively, of our revenues were denominated in currencies other than U.S. Dollars.

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

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 25, 2022, we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interference with our contractual relations and  prohibit the disclosure in any way of our confidential, proprietary and/or trade secret information. We are also seeking monetary damages, including punitive damages and attorney’s fees. Avalara has withdrawn its motion to dismiss for lack of personal jurisdiction and has filed a motion for judgment on the pleadings. Vertex has opposed Avalara’s motion. As of June 30, 2024, the matter remains before the Court. We believe the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

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

ITEM 1A. RISK FACTORS

This document incorporates by reference various risk factors discussed in the Company’s 2023 Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, under the heading “Risk Factors”. There are no material changes to the risk factors discussed in these filings. You should carefully consider these risks, together with management’s discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. If any of the events contemplated should occur, our business, results of operations, financial condition and cash flows could suffer significantly.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
4.1	Indenture, dated April 26, 2024, between Vertex, Inc. and U.S. Bank Trust Company, National Association	8-K	001-39413	4.1	4/26/2024
10.1	Fourth Amendment to Credit Agreement by and among Vertex, Inc., the guarantors party thereto, PNC Bank, National Association, as administrative agent, and the lenders party, thereto, dated as of April 19, 2024.	8-K	001-39413	10.1	4/23/2024
10.2	Form of Capped Call Confirmation	8-K	001-39413	10.1	4/26/2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex, Inc.

Date: August 7, 2024	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: August 7, 2024	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)