Form 10-Q
period 2024-09-30
Vertex, Inc.
filed 2024-11-06
CIK 1806837

v

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 65,969,319 shares of Class A common stock, $0.001 par value per share, and 89,990,641 shares of Class B common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “believe,” “expect,” “suggests,” “plans,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions or the negatives of those terms. We base these forward-looking statements on our current expectations, plans, and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that may materially affect such forward-looking statements include, but are not limited to:

●	our ability to maintain and grow revenue from existing customers and new customers, and expand their usage of our solutions;
●	our ability to maintain and expand our strategic relationships with third parties;
●	our ability to adapt to technological change and successfully introduce new solutions or provide updates to existing solutions;
●	risks related to failures in information technology or infrastructure;
●	challenges in using and managing use of Artificial Intelligence in our business;
●	incorrect or improper implementation, integration or use of our solutions;
●	failure to attract and retain qualified technical and tax-content personnel;
●	competitive pressures from other tax software and service providers and challenges of convincing businesses using native enterprise resource planning (“ERP”) functions to switch to our software;
●	our ability to accurately forecast our revenue and other future results of operations based on recent success;
●	our ability to offer specific software deployment methods based on changes to customers’ and partners’ software systems;
●	our ability to continue making significant investments in software development and equipment;
●	our ability to sustain and expand revenues, maintain profitability, and to effectively manage our anticipated growth;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
●	our ability to successfully integrate acquired businesses and to realize the anticipated benefits of such acquisitions;
●	risks related to the fluctuations in our results of operations;
●	risks related to our expanding international operations;
●	our exposure to liability from errors, delays, fraud or system failures, which may not be covered by insurance;
●	our ability to adapt to organizational changes and effectively implement strategic initiatives;
●	risks related to our determinations of customers’ transaction tax and tax payments;
●	risks related to changes in tax laws and regulations or their interpretation or enforcement;

●	our ability to manage cybersecurity and data privacy risks;
●	our involvement in material legal proceedings and audits;
●	risks related to undetected errors, bugs or defects in our software;
●	risks related to utilization of open-source software, business processes and information systems;
●	risks related to failures in information technology, infrastructure, and third-party service providers;
●	our ability to effectively protect, maintain, and enhance our brand;
●	changes in application, scope, interpretation or enforcement of laws and regulations;
●	global economic weakness and uncertainties, and disruption in the capital and credit markets;
●	business disruptions related to natural disasters, epidemic outbreaks, including a global endemic or pandemic, terrorist acts, political events, or other events outside of our control;
●	our ability to comply with anti-corruption, anti-bribery, and similar laws;
●	our ability to protect our intellectual property;
●	changes in interest rates, security ratings and market perceptions of the industry in which we operate, or our ability to obtain capital on commercially reasonable terms or at all;
●	our ability to maintain an effective system of disclosure controls and internal control over financial reporting, or ability to remediate any material weakness in our internal controls;
●	risks related to our Class A common stock and controlled company status;
●	risks related to our indebtedness and adherence to the covenants under our debt instruments;
●	the effects of the Capped Call Transactions (as defined in the notes to the financial statements) and the actions of the Option Counterparties (as defined in the notes to the financial statements) and/or their respective affiliates;
●	any statements of belief and any statements of assumptions underlying any of the foregoing; and
●	other factors beyond our control.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2024 and December 31, 2023

(Amounts in thousands, except per share data)

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$278,979	$68,175
Funds held for customers	26,407	20,976
Accounts receivable, net of allowance of $14,273 and $16,272, respectively	129,908	141,752
Prepaid expenses and other current assets	33,863	26,173
Investment securities available-for-sale, at fair value (amortized cost of $7,434 and $9,550, respectively)	7,462	9,545
Total current assets	476,619	266,621
Property and equipment, net of accumulated depreciation	178,578	100,734
Capitalized software, net of accumulated amortization	36,864	38,771
Goodwill and other intangible assets	388,716	260,238
Deferred commissions	22,540	21,237
Deferred income tax asset	61,193	41,708
Operating lease right-of-use assets	12,567	14,605
Other assets	13,763	16,013
Total assets	$1,190,840	$759,927
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$2,500
Accounts payable	29,229	23,596
Accrued expenses	44,643	44,735
Customer funds obligations	23,762	17,731
Accrued salaries and benefits	20,025	12,277
Accrued variable compensation	35,391	34,105
Deferred revenue, current	300,620	290,143
Current portion of operating lease liabilities	3,863	3,717
Current portion of finance lease liabilities	88	74
Purchase commitment and contingent consideration liabilities, current	300	11,901
Total current liabilities	457,921	440,779
Deferred revenue, net of current portion	3,792	2,577
Debt, net of current portion	334,656	44,059
Operating lease liabilities, net of current portion	13,568	16,567
Finance lease liabilities, net of current portion	20	51
Purchase commitment and contingent consideration liabilities, net of current portion	105,000	2,600
Deferred income tax liabilities	16,187	—
Deferred other liabilities	670	313
Total liabilities	931,814	506,946
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 65,722 and 60,989 shares issued and outstanding, respectively	66	61
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 90,161 and 92,661 shares issued and outstanding, respectively	90	93
Additional paid in capital	264,494	275,155
Retained earnings (Accumulated deficit)	14,483	(586)
Accumulated other comprehensive loss	(20,107)	(21,742)
Total stockholders' equity	259,026	252,981
Total liabilities and stockholders' equity	$1,190,840	$759,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2024 and 2023 (unaudited)

(Amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	$146,254	$121,285	$414,527	$350,135
Services	24,181	23,742	73,793	67,338
Total revenues	170,435	145,027	488,320	417,473
Cost of revenues:
Software subscriptions	43,641	41,055	131,030	116,974
Services	16,270	15,816	48,286	45,523
Total cost of revenues	59,911	56,871	179,316	162,497
Gross profit	110,524	88,156	309,004	254,976
Operating expenses:
Research and development	15,621	16,772	47,080	45,314
Selling and marketing	42,111	33,919	123,143	103,196
General and administrative	41,499	35,385	112,915	109,071
Depreciation and amortization	5,214	3,782	15,432	11,401
Other operating expense (income), net	1,183	316	(442)	1,013
Total operating expenses	105,628	90,174	298,128	269,995
Income (loss) from operations	4,896	(2,018)	10,876	(15,019)
Interest expense (income), net	(2,938)	597	(2,471)	142
Income (loss) before income taxes	7,834	(2,615)	13,347	(15,161)
Income tax (benefit) expense	613	784	(1,722)	13,266
Net income (loss)	7,221	(3,399)	15,069	(28,427)
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	(8,955)	5,311	(1,609)	1,580
Unrealized (gain) on investments, net of tax	(24)	(10)	(26)	(20)
Total other comprehensive (income) loss, net of tax	(8,979)	5,301	(1,635)	1,560
Total comprehensive income (loss)	$16,200	$(8,700)	$16,704	$(29,987)

Net income (loss) per share of Class A and Class B, basic	$0.05	$(0.02)	$0.10	$(0.19)
Net income (loss) per share of Class A and Class B, dilutive	$0.04	$(0.02)	$0.09	$(0.19)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2024 and 2023 (unaudited)
(Amounts in thousands)

						Retained	Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional	Earnings	Other	Total
	Class A	Common	Class B	Common	Paid In	(Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit)	Loss	Equity
Balance, January 1, 2024	60,989	$61	92,661	$93	$275,155	$(586)	$(21,742)	$252,981
Exercise of stock options, net	653	—	—	—	(5,454)	—	—	(5,454)
Shares issued upon vesting of Restricted Stock Units, net	674	1	—	—	(10,899)	—	—	(10,898)
Stock-based compensation expense	—	—	—	—	14,845	—	—	14,845
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(4,011)	(4,011)
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	(17)	(17)
Net income	—	—	—	—	—	2,684	—	2,684
Balance, March 31, 2024	62,316	62	92,661	93	273,647	2,098	(25,770)	250,130
Exercise of stock options, net	194	—	—	—	1,734	—	—	1,734
Shares issued upon vesting of Restricted Stock Units, net	32	—	—	—	(432)	—	—	(432)
Shares issued upon vesting of Restricted Stock Awards, net	62	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,924	—	—	9,924
Shares issued under ESPP	61	—	—	—	1,443	—	—	1,443
Class B shares exchanged for Class A shares	2,500	3	(2,500)	(3)	—	—	—	—
Purchase of capped calls, net of tax	—	—	—	—	(31,517)	—	—	(31,517)
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(3,335)	(3,335)
Unrealized gain from available-for-sale investments, net of tax	—	—	—	—	—	—	19	19
Net income	—	—	—	—	—	5,164	—	5,164
Balance, June 30, 2024	65,165	$65	90,161	$90	$254,799	$7,262	$(29,086)	$233,130
Exercise of stock options, net	461	1	—	—	1,386	—	—	1,387
Shares issued upon vesting of Restricted Stock Units, net	74	—	—	—	(1,348)	—	—	(1,348)
Shares issued upon vesting of Restricted Stock Awards, net	22	—	—	—	(290)	—	—	(290)
Stock-based compensation expense	—	—	—	—	9,946	—	—	9,946
Tax impact on capped calls	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	8,955	8,955
Unrealized gain from available-for-sale investments, net of tax	—	—	—	—	—	—	24	24
Net income	—	—	—	—	—	7,221	—	7,221
Balance, September 30, 2024	65,722	$66	90,161	$90	$264,494	$14,483	$(20,107)	$259,026

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2024 and 2023 (unaudited) (continued)
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

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2024 and 2023 (unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2024	2023

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$15,069	$(28,427)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61,448	52,597
Amortization of cloud computing implementation costs	2,994	1,550
Provision for subscription cancellations and non-renewals	(470)	1,407
Amortization of deferred financing costs	1,345	189
Change in fair value of contingent consideration liabilities	(2,275)	1,349
Change in settlement value of deferred purchase commitment liability	423	—
Write-off of deferred financing costs	276	—
Stock-based compensation expense	36,459	26,228
Deferred income tax benefit	(8,615)	(10,034)
Non-cash operating lease costs	2,038	1,855
Other	(151)	(145)
Changes in operating assets and liabilities:
Accounts receivable	15,593	(30,760)
Prepaid expenses and other current assets	(10,245)	520
Deferred commissions	(1,302)	(1,632)
Accounts payable	4,535	10,049
Accrued expenses	(851)	9,865
Accrued and deferred compensation	3,032	2,487
Deferred revenue	9,411	(8,977)
Operating lease liabilities	(2,856)	(2,863)
Payments for purchase commitment and contingent consideration liabilities in excess of initial fair value	(4,367)	—
Other	2,197	1,438
Net cash provided by operating activities	123,688	26,696
Cash flows from investing activities:
Acquisition of businesses and assets, net of cash acquired	(71,755)	—
Property and equipment additions	(47,520)	(35,357)
Capitalized software additions	(16,357)	(14,083)
Purchase of investment securities, available-for-sale	(12,246)	(12,864)
Proceeds from sales and maturities of investment securities, available-for-sale	14,610	16,040
Net cash used in investing activities	(133,268)	(46,264)
Cash flows from financing activities:
Net increase in customer funds obligations	6,032	16,996
Proceeds from convertible senior notes	345,000	—
Principal payments on long-term debt	(46,875)	(1,563)
Payments on third-party debt	(3,904)	—
Payment for purchase of capped calls	(42,366)	—
Payments for deferred financing costs	(11,374)	—
Proceeds from purchases of stock under ESPP	1,443	1,178
Payments for taxes related to net share settlement of stock-based awards	(19,990)	(9,210)
Proceeds from exercise of stock options	4,689	3,097
Payments for purchase commitment and contingent consideration liabilities	(7,580)	(6,424)
Payments of finance lease liabilities	(70)	(77)
Payments for deferred purchase commitments	—	(10,000)
Net cash provided by (used in) financing activities	225,005	(6,003)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	810	(55)
Net increase (decrease) in cash, cash equivalents and restricted cash	216,235	(25,626)
Cash, cash equivalents and restricted cash, beginning of period	89,151	106,748
Cash, cash equivalents and restricted cash, end of period	$305,386	$81,122
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$278,979	$49,499
Restricted cash—funds held for customers	26,407	31,623
Total cash, cash equivalents and restricted cash, end of period	$305,386	$81,122

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

On August 30, 2024, the Company completed its acquisition of ecosio GmbH (“ecosio”). Upon its acquisition, ecosio became a wholly owned subsidiary of the Company, and its operations have been included in the Company’s condensed consolidated financial statements commencing on the acquisition date.

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”) filed with the SEC on February 29, 2024. The condensed consolidated balance sheet as of December 31, 2023 has been derived from audited financial statements included in the 2023 Annual Report. The accompanying interim condensed consolidated balance sheet as of September 30, 2024, the interim condensed consolidated statements of comprehensive income (loss) and changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year ending December 31, 2024.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Segments

The Company operates its business as one operating segment. For the three and nine months ended September 30, 2024, approximately 8% and 7%, respectively, of  the Company’s revenues were generated from customers located outside the U.S. For both the three and nine months ended September 30, 2023, approximately 7% of the Company’s revenues were generated from customers located outside the U.S.  As of September 30, 2024 and December 31, 2023, $654 and $633, respectively, of the Company’s tangible property and equipment assets were held outside the U.S.

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues, and expenses during the reporting period. Significant estimates used in preparing these condensed consolidated financial statements include: (i) the estimated allowance for subscription cancellations; (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) allowance for credit losses on available-for-sale debt securities; (iv) the reserve for self-insurance; (v) assumptions related to achievement of technological feasibility for software developed for sale; (vi) product life cycles; (vii) estimated useful lives and potential impairment of long-lived assets, intangible assets, and capitalized cloud computing arrangement (“CCA”) software implementation costs; (viii) potential impairment of goodwill; (ix) determination of the fair value of tangible and intangible assets acquired, liabilities assumed, and consideration transferred in acquisitions; (x) amortization period of deferred commissions; (xi) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of certain stock-based compensation awards and Employee Stock Purchase Plan (“ESPP”) purchase rights; (xii) measurement of future purchase commitment, fair value of contingent consideration liabilities related to cash and stock earn-out payments, and deferred purchase consideration liabilities associated with acquisitions; and (xiii) the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements or tax returns. Actual results may differ from these estimates.

Convertible Senior Notes

The Company accounts for its convertible senior notes (the “Notes”) wholly as debt under ASU 2026-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20.) Debt issuance costs incurred in connection with the issuance of the Notes are reflected in the condensed consolidated balance sheets as a direct deduction from the carrying amount of the Notes. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the contractual term of the Notes and are included within interest expense (income), net on the condensed consolidated statements of comprehensive income (loss). For further information on the Notes, refer to Note 8, “Debt”.

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Supplemental Balance Sheet Disclosures

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of September 30,	As of December 31,
	2024	2023
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$12,534	$11,558
Unamortized cloud computing implementation costs	3,995	3,995
Prepaid insurance	995	521
Prepaid licenses and support	16,339	10,099
Prepaid expenses and other current assets	$33,863	$26,173

Other assets:
Unamortized cloud computing implementation costs	$10,866	$12,475
Other assets	2,897	3,538
Total other assets	$13,763	$16,013

Accrued expenses:
Accrued general expenses	$20,472	$25,998
Accrued contract labor and professional fees	18,344	13,372
Accrued income and other taxes	5,827	5,365
Accrued expenses	$44,643	$44,735

Cloud computing software implementation costs incurred in hosting arrangements are capitalized and reported as a component of prepaid expenses and other current assets, or other assets, once available for their intended use. These costs are amortized using the straight-line method over their respective contract service periods, including periods covered by an option to extend, ranging from two to five years. Amortization expense for capitalized cloud computing implementation costs for the three and nine months ended September 30, 2024 was $1,005 and $2,994, respectively, and is included in general and administrative expense in the condensed consolidated statements of comprehensive income (loss.) Amortization expense for capitalized cloud computing implementation costs for the three and nine month periods ended September 30, 2023 was $919 and $1,550, respectively, and is included in general and administrative expense in the condensed consolidated statements of comprehensive loss.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Recently Issued or Adopted Accounting Pronouncements

Segment Reporting

In November 2023, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 improve reportable segment disclosure requirements through enhanced disclosures. These new requirements include: disclosure of significant segment expenses regularly provided to the CODM, the title and position of the CODM, and the extension of certain annual disclosures to interim periods, permitting the disclosure of multiple measures of segment profit or loss, provided that certain criteria are met. The standard also clarifies that entities with a single reportable segment are subject to new and existing segment reporting requirements. The standard will be effective for annual periods in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. The Company has assessed the potential impacts of the amendments, and has determined that this pronouncement will not have a material effect on its consolidated financial statements, other than the required changes to the segment disclosures.

Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose additional information in specified categories in the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. ASU 2023-09 also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold and eliminates certain existing disclosures. In addition to new disclosures associated with the rate reconciliation, the standard requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The standard will be effective for annual periods in fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively, and early adoption is permitted. The Company is continuing to assess the potential impacts of the standard, and it does not expect this pronouncement to have a material effect on its condensed consolidated financial statements, other than the required changes to the income tax disclosures.

2.     REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Software subscriptions:
Software licenses	$75,273	$66,637	$215,365	$196,070
Cloud subscriptions	70,981	54,648	199,162	154,065
Software subscriptions	146,254	121,285	414,527	350,135
Services	24,181	23,742	73,793	67,338
Total revenues	$170,435	$145,027	$488,320	$417,473

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $14,273 and $16,272 at September 30, 2024 and December 31, 2023, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the nine months ended September 30, 2024	For the year ended December 31, 2023
	(unaudited)
Balance, beginning of period	$141,752	$102,885
Balance, end of period	129,908	141,752
Increase (decrease), net	$(11,844)	$38,867

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period. Deferred revenue is reflected net of a related deferred allowance for subscription cancellations (the

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

“deferred allowance”) of $10,235 and $11,741 at September 30, 2024 and December 31, 2023, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended September 30,
	2024		2023
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, July 1,	$(17,704)		$(14,218)
Allowance balance, September 30,	(14,273)		(14,308)
Change in allowance		$(3,431)		$90
Deferred allowance balance, July 1,	12,753		10,409
Deferred allowance balance, September 30,	10,235		10,472
Change in deferred allowance		2,518		(63)
Net amount charged to revenues		$(913)		$27

	For the nine months ended September 30,
	2024		2023
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, January 1,	$(16,272)		$(9,554)
Allowance balance, September 30,	(14,273)		(14,308)
Change in allowance		$(1,999)		$4,754
Deferred allowance balance, January 1,	11,741		7,133
Deferred allowance balance, September 30,	10,235		10,472
Change in deferred allowance		1,506		(3,339)
Net amount charged to revenues		$(493)		$1,415

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets. The following table provides information about the balances of and changes to deferred revenue for the following periods:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Changes to deferred revenue:
Beginning balance	$299,741	$277,053	$292,720	$279,136
Additional amounts deferred	175,106	134,789	500,012	405,152
Revenues recognized	(170,435)	(145,027)	(488,320)	(417,473)
Ending balance	$304,412	$266,815	$304,412	$266,815

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

The changes to contract cost balances as of and for the following periods are:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Deferred commissions:
Beginning balance	$21,862	$16,726	$21,237	$15,463
Additions	5,024	3,839	13,793	9,437
Amortization	(4,346)	(3,471)	(12,490)	(7,806)
Ending balance	$22,540	$17,094	$22,540	$17,094

3.   ACQUISITIONS

ecosio GmbH

On August 30, 2024 (the “Acquisition Date”), the Company purchased 100% of the share interests in ecosio GmbH (“ecosio”), a limited liability company incorporated under the laws of Austria and a provider of electronic data interchange (“EDI”) and e-invoicing services. The acquisition was completed with the goal of integrating ecosio’s cloud-based, scalable global network with the Company’s indirect tax solutions to enable customers to facilitate the creation, exchange, and clearance of jurisdictionally compliant e-invoices and seamlessly reconcile these invoices with their periodic filing requirements. ecosio’s operations and offerings will be integrated into the Company’s one operating segment.

The acquisition was accounted for as a business combination. The purchase price has been allocated based on the latest draft valuations and remains preliminary. As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments and associated deferred taxes may be recorded during the remaining measurement period. Upon its acquisition, ecosio became a wholly owned subsidiary of the Company, and its operations have been included in the Company’s condensed consolidated financial statements commencing on the Acquisition Date.

Total Purchase Consideration

Total purchase consideration for the ecosio acquisition was $169,041, net of $788 cash acquired, which was comprised of the following:

August 30, 2024
(unaudited)
Upfront cash consideration	$64,829
Cash and Stock Earn-outs, at fair value	105,000
Total	$169,829

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The initial cash consideration was $65,000, adjusted for certain closing adjustments and transaction costs paid on behalf of ecosio. The cash consideration was paid with existing cash on hand.

The contingent consideration liabilities included in the consideration are in the form of cash (the “Cash Earn-out”), with an aggregate of up to $76,000, and stock, with an aggregate value of up to $35,000 (the “Stock Earn-out”, together with the Cash Earn-out, the “Earn-outs”), assuming 100% achievement. The Earn-outs will be based upon ecosio’s monthly software revenues meeting specified annual targets over a three-year period. The Cash Earn-out is payable annually and also contains a catch-up mechanism. The Stock Earn-out is payable annually and is settled in shares of the Company’s Class A common stock. The fair value of the Cash and Stock Earn-outs at acquisition was $71,000 and $34,000, respectively, and were measured on the Acquisition Date using a Monte Carlo simulation in a risk-neutral framework, calibrated to management’s revenue forecasts. The final payments may be adjusted depending on the actual amount, above or below the targets. The Stock Earn-out is classified as a liability on the condensed consolidated balance sheet in accordance with ASC Topic 815, “Derivatives and Hedging”. For further information on the Earn-outs, refer to Note 4, “Financial Instruments and Fair Value Measurements”.

Fair Value of Assets Acquired and Liabilities Assumed

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

August 30, 2024
(unaudited)
Cash and cash equivalents	$788
Accounts receivable	2,068
Prepaid expenses and other current assets	475
Property and equipment (1)	63,984
Other assets	34
Goodwill (2)	123,509
Other intangibles	5,950
Accounts payable	(1,118)
Third-party debt	(3,904)
Accrued expenses	(5,184)
Deferred revenue	(752)
Deferred income tax	(16,021)
Total	$169,829
(1) Includes $63,800 of acquired developed technology.
(2) Goodwill associated with the acquisition is not deductible for tax purposes.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The fair value, valuation methodologies, estimated useful lives, and significant assumptions of the identifiable intangibles acquired in the ecosio acquisition are summarized in the table below:

		August 30, 2024 (unaudited)
ecosio Identifiable Intangibles	Balance Sheet Location	Fair Value	Valuation Methodology	Estimated Useful Life	Discount Rate
Developed technology	Property and equipment, net	$63,800	Multi-period excess earnings method - income approach	7 years	15.5%
Trade name	Goodwill and other intangible assets	$1,450	Relief from royalty method - income approach	3 years	15.5%
Customer relationships	Goodwill and other intangible assets	$4,500	With and without method - income approach	3 years	15.5%

Third-party experts were engaged to assist in the valuation of identifiable intangible assets and Earn-out payments as part of the acquisition. All estimates, key assumptions, and forecasts were either provided by, or reviewed by the Company. While the Company chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of the Company and not those of any third-party. Any subsequent adjustments to the preliminary values not associated with determination of their fair values on the Acquisition Date will be recorded in the consolidated statements of comprehensive income (loss) in the period in which the adjustment is identified.

Total transaction costs associated with the acquisition were $720 and $1,637 for the three and nine months ended September 30, 2024,  respectively and are recorded in other operating expense (income), net in the condensed consolidated statements of comprehensive income (loss).

Asset Acquisition

Ryan, LLC Artificial Intelligence Tax Categorization

On May 31, 2024, the Company entered into an asset purchase agreement with Ryan, LLC (“Ryan”) to acquire tax-specific artificial intelligence (“AI”) capabilities, designed to more effectively manage the complexity of tax mapping. The acquisition will accelerate the Company’s AI innovation strategy to help global companies manage tax complexity with greater speed and scale.

The Company paid $6,075 in closing consideration, which included $75 in transaction costs. The purchase agreement also includes the potential for earn-out payments and referral fees to Ryan over a five-year period. The earn-out payments will be paid annually in an amount equal to the (a) applicable percentage (ranging from 0% to 35%) multiplied by (b) new sales (excluding new sales to new customers). The referral fees will be paid annually to compensate Ryan for new customers in an amount equal to 35% multiplied by new sales from such new customer. The agreement also contained the assignment and assumption of certain immaterial contracts related to the software.

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

4.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s fair value for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2024 (unaudited)	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$249,150	$249,150	—	—
Commercial Paper	6,451	—	6,451	—
U.S. Treasury Securities	4,500	—	4,500	—
Tellutax Contingent Consideration	300	—	—	300
ecosio Cash Earn-out	71,000	—	—	71,000
ecosio Stock Earn-out	34,000	—	—	34,000
	Fair Value Measurements Using
As of December 31, 2023	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$53,049	$53,049	$—	$—
Commercial Paper	7,168	—	7,168	—
U.S. Treasury Securities	3,621	—	3,621	—
Tellutax Contingent Consideration	4,900	—	—	4,900
Foreign Currency Forward Contracts	849	—	849	—

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

In connection with the August 2024 ecosio acquisition, the sellers are entitled to three annual Earn-outs based on ecosio’s achievement of certain monthly software revenue targets measured over an aggregate of 12 months and paid within 90 days after the relevant measurement period. The fair value of the Cash Earn-out and the Stock Earn-out were measured on the Acquisition Date using a Monte Carlo simulation in a risk-neutral framework, calibrated to management’s revenue forecasts. Additional information on the Cash Earn-out and the Stock Earn-out is presented in the following table:

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

	Cash Earn-out	Fair value
Cash Earn-out/ Period (unaudited)	At 100% Achievement	At acquisition
Year 1 - December 1, 2024 - December 1, 2025	$16,000	$16,700
Year 2 - December 1, 2025 - December 1, 2026	25,000	23,200
Year 3 - December 1, 2026 - December 1, 2027	35,000	31,100
Total Cash Earn-out	$76,000	$71,000
	Maximum	Fair value
Stock Earn-out/ Period (unaudited)	Payout	At acquisition
Year 1 - December 1, 2024 - December 1, 2025	$12,000	$12,200
Year 2 - December 1, 2025 - December 1, 2026	12,000	11,400
Year 3 - December 1, 2026 - December 1, 2027	11,000	10,400
Total Stock Earn-out	$35,000	$34,000

Actual payouts are further adjusted depending on ecosio’s software revenue attainment for each of the measurement periods. In the event that actual software revenues exceed 100% of the target, additional payments may be made up to a maximum of 122.5% of the annual target. If actual software revenues are below 85% of the target, no payouts are made for that measurement period. The Stock Earn-outs are paid in shares of the Company’s Class A common stock.

These Earn-outs represent recurring fair value measurements with significant unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy. The final payments may be adjusted depending on the actual amount, above or below the target. Both the Cash Earn-out and the Stock Earn-out are recorded at fair value and are included in purchase commitment and contingent consideration liabilities, net of current portion in the condensed consolidated balance sheets. The Earn-outs will be revalued and adjusted quarterly until the end of the Earn-out period, and any fair value adjustments will be recorded in the other operating expense (income), net line of the condensed consolidated statement of income (loss).

The fair value of the Cash Earn-out and the Stock Earn-out as of September 30, 2024, and unobservable inputs used for the Monte Carlo Simulation valuation are shown in the table below.

	September 30, 2024 (unaudited)
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-out	$71,000	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	7.6%
			Term (in years)	3.0

ecosio Contingent Consideration - Stock Earn-out	$34,000	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	7.6%
			Term (in years)	3.0

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

Fair value adjustments of $100 and $(2,275) were recorded in other operating expense (income), net for the three and nine months ended September 30, 2024, respectively. Fair value adjustments of $900 and $1,349 were recorded in other operating expense (income), net for the three and nine months ended September 30, 2023, respectively. At September 30, 2024, the Tellutax Contingent Consideration of $300 is included in purchase commitment and contingent consideration liabilities, current in the condensed consolidated balance sheets. At December 31, 2023, the Tellutax Contingent Consideration of $2,300 and $2,600 is included in purchase commitment and contingent consideration liabilities, current, and purchase commitment and contingent consideration liabilities, net of current portion, respectively, in the condensed consolidated balance sheets.

Tellutax Contingent Consideration fair value as of September 30, 2024, and December 31, 2023 and unobservable inputs used for the Monte Carlo Simulation valuation were as follows:

	September 30, 2024 (unaudited)
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$300	Monte Carlo Simulation	Revenue volatility	50.0%
			Revenue discount rate	20.2%
			Term (in years)	0.6

	December 31, 2023
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$4,900	Monte Carlo Simulation	Revenue volatility	60.0%
			Revenue discount rate	20.8%
			Term (in years)	1.3

Changes in the fair value of the Company’s level 3 liabilities during the nine months ended September 30, 2024, were as follows:

	Tellutax	ecosio	ecosio
	Contingent	Contingent Consideration	Contingent Consideration
	Consideration	Cash Earn-out	Stock Earn-out

	(unaudited)	(unaudited)	(unaudited)
Balance, January 1, 2024	$4,900	$—	$—
ecosio acquisition (Note 3)	—	71,000	34,000
Fair value adjustments	(2,275)	—	—
Payments	(2,325)	—	—
Balance, September 30, 2024	$300	$71,000	$34,000

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

Non-recurring Fair Value Measurements

The ecosio acquisition on August 30, 2024, the Tellutax acquisition on January 25, 2021 and the Systax acquisition on January 10, 2020 were accounted for as business combinations, and the total purchase price for each acquisition was allocated to the net assets acquired and liabilities assumed based on their estimated fair values.

The Company had a contractual commitment to acquire the remaining equity interest from the original Systax Quotaholders incrementally through 2024. Purchase commitment payments for these incremental acquisition amounts were based on a multiple of Systax revenue and earnings before interest, depreciation, amortization, and income taxes (“EBITDA”) performance at the end of 2023 and 2022. Management determined these future purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. The fair value of the Purchase Commitment Liability at the acquisition date was finalized to be $12,592. This amount has fluctuated as a result of changes in foreign currency exchange rates and is reflected in purchase commitment and contingent consideration liabilities in the condensed consolidated balance sheets, with such changes in exchange rates being reflected in other comprehensive loss or income in the condensed consolidated statements of comprehensive income (loss). Adjustments to the settlement date value that arose as a result of remeasurement at future balance sheet dates were recorded as interest expense related to financing costs in the condensed consolidated statements of comprehensive income (loss) in the period the change is identified. A final adjustment for $423 to interest expense was recorded during the second quarter of 2024. No such adjustments were recorded for the three or nine months ended September 30, 2023.

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

Convertible Senior Notes

As of September 30, 2024 and December 31, 2023, the fair value of the Notes were $428,418 and $0, respectively. The fair value was determined based on the quoted price of the Notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. For further information on the Notes, refer to Note 8, “Debt”.

5.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of September 30,	As of December 31,
	2024	2023
	(unaudited)
Leasehold improvements	$20,673	$20,662
Equipment	21,924	22,012
Computer software purchased	2,499	2,690
Internal-use software developed:
Cloud-based customer solutions (1)	237,638	142,302
Internal systems and tools	67,623	39,430
Furniture and fixtures	7,891	7,669
In-process internal-use software	23,080	28,883
Property and equipment	381,328	263,648
Less accumulated depreciation and amortization	(202,750)	(162,914)
Property and equipment, net	$178,578	$100,734
(1) Includes $63,984 related to the ecosio acquistion. For further information see Note 3, "Acquisitions".

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,004 and $1,636 for the three months ended September 30, 2024 and 2023, respectively, and $3,369 and $5,260 for the nine months ended September 30, 2024 and 2023, respectively, and is reflected in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

Finance lease amortization was $19 and $70 for the three months ended September 30, 2024 and 2023, respectively, and $61 and $586 for the nine months ended September 30, 2024 and 2023, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of comprehensive income (loss).

Assets under finance leases of $172 and $297, net of accumulated amortization of $78 and $190, respectively, at September 30, 2024 and December 31, 2023, respectively, are included in property and equipment in the condensed consolidated balance sheets.

The major components of internal-use software developed are as follows:

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

	As of September 30,	As of December 31,
	2024	2023
	(unaudited)
Internal-use software developed	$305,261	$181,732
Less accumulated depreciation	(159,866)	(121,646)
Internal-use software developed, net of accumulated depreciation	145,395	60,086
In-process internal-use software	23,080	28,883
Internal-use software developed, net	$168,475	$88,969

Amounts included in property and equipment additions related to capitalized internal-use software on the condensed consolidated statements of cash flows are as follows:

	For the nine months ended September 30,
	2024	2023

	(unaudited)
Cloud-based customer solutions	$32,078	$22,170
Internal systems and tools	14,683	12,095
Total	$46,761	$34,265

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended September 30, 2024 and 2023 was $7,909 and $8,821, respectively, and $25,685 and $25,230 for the nine months ended September 30, 2024 and 2023, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended September 30, 2024 and 2023 was $4,191 and $1,466, respectively, and $12,002 and $5,695 for the nine months ended September 30, 2024 and 2023, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

6.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of September 30,	As of December 31,
	2024	2023
	(unaudited)
Capitalized software	$134,615	$115,152
Less accumulated amortization	(99,674)	(81,410)
Capitalized software, net of accumulated depreciation	34,941	33,742
In-process capitalized software	1,924	5,029
Capitalized software, net	$36,864	$38,771

Software development costs capitalized for the three months ended September 30, 2024 and 2023, were $5,260 and $5,041, respectively, and $16,357 and $14,083 for the nine months ended September 30, 2024 and 2023, respectively.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Capitalized software amortization expense, including amortization of acquired technology, was $6,236 and $5,147 for the three months ended September 30, 2024 and 2023, respectively, and $18,264 and $13,739 for the nine months ended September 30, 2024 and 2023, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of September 30,	As of December 31,
	2024	2023
	(unaudited)
Goodwill	$382,449	$257,842
Other intangible assets, net (1)	6,267	2,396
Total	$388,716	$260,238
(1) Includes $5,892 of intangible assets, net related to the ecosio acquisition. For further information see Note 3, "Acquisitions".

The changes in the carrying amount of goodwill for the nine months ended September 30, 2024 are as follows:

As of September 30,
2024
(unaudited)
Balance, January 1	$257,842
ecosio acquisition	123,509
Foreign currency translation adjustments	1,098
Balance, September 30, gross	382,449
Accumulated impairment losses	—
Balance, September 30, net	$382,449

The Company has recognized various amortizable other intangible assets in connection with acquisitions related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements, for the periods presented:

	As of September 30,	As of December 31,
	2024	2023
	(unaudited)
Weighted average amortization period (years)	3.3	3.5

Gross value	$16,662	$10,960
Accumulated amortization	(10,395)	(8,564)
Carrying value	$6,267	$2,396

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The following table presents amortization of other intangible assets:

For the three months ended September 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2024	$55	$706	$761
2023	61	596	657

For the nine months ended September 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2024	$174	$1,893	2,067
2023	181	2,046	2,227

8.DEBT

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The Company’s indebtedness at September 30, 2024 and December 31, 2023 was as follows:

	As of September 30, 2024			As of December 31, 2023
	(unaudited)

	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount

Term Loan	$—	$—	$—	$2,500	$—	$2,500
Current portion of long-term debt	—	—	—	2,500	—	2,500

Term Loan	—	—	—	44,375	(316)	44,059
Debt, net of current portion	—	—	—	44,375	(316)	44,059

Convertible senior notes, non-current	345,000	(10,344)	334,656	—	—	—
Total debt	$345,000	$(10,344)	$334,656	$46,875	$(316)	$46,559

The Company’s interest expense related to the Notes is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
	(unaudited)		(unaudited)
Contractual interest expense	$677	$—	$1,108	$—
Amortization of issuance costs	564	—	940	—
Total interest expense, Convertible Senior Notes	$1,241	$—	$2,048	$—

9.STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended September 30, 2024, the Company issued 461 shares of Class A common stock related to the exercise of options, net of 2 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. During this period, the Company also issued 74 shares of Class A common stock in connection with the vesting of Restricted Stock Units (“RSUs”), net of 36 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During this period, the Company issued 22 shares of Class A common stock in connection with the vesting of Restricted Stock Awards (“RSAs”), net of 7 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSAs.

During the nine months ended September 30, 2024, the Company issued 1,308 shares of Class A common stock related to the exercise of options, net of 268 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. During this period, the Company issued 780 shares of Class A common stock in connection with the vesting of RSUs, net of 467 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During this period, the Company issued 84 shares of Class A common stock in connection with the vesting of RSAs, net of 7 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSAs. The

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Company also issued 61 shares in connection with the ESPP and a stockholder exchanged 2,500 shares of Class B common stock, for an equivalent number of shares of Class A common stock.

During the three months ended September 30, 2023, the Company issued 744 shares of Class A common stock related to the exercise of options, net of 292 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. During this period, the Company issued 56 shares of Class A common stock in connection with the vesting of RSUs, net of 24 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During this period, the Company issued 92 shares of Class A common stock in connection with the vesting of RSAs, net of 7 shares, returned to the Company in lieu of payment of taxes due on the vesting of these RSAs, and a stockholder exchanged 879 shares of Class B common stock for an equivalent number of shares of Class A common stock.

During the nine months ended September 30, 2023, the Company issued 1,595 shares of Class A common stock related to the exercise of options, net of 315 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. During this period, the Company issued 469 shares of Class A common stock in connection with the vesting of RSUs, net of 266 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During this period, the Company issued 198 shares of Class A common stock in connection with the vesting of RSAs, net of 7 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSAs, the Company also issued 81 shares in connection with the ESPP and a stockholder exchanged 3,468 shares of Class B common stock for an equivalent number of shares of Class A common stock.

10.    EARNINGS PER SHARE

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

Basic and diluted net income (loss) per share attributable to common stockholders is calculated using the treasury stock and if-converted methods. The basic net income (loss) per share attributable to Class A common stockholders includes RSAs, RSUs, and ESPP shares once vesting or purchase contingencies are resolved, and the related shares are deemed to be outstanding. The diluted net income (loss) per share attributable to Class A common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period.  For purposes of this calculation, all options to purchase shares of Class A common stock and nonvested RSAs and RSUs are considered common stock equivalents. The portion of ESPP shares for which the Company has received payments but for which the related shares are not yet issuable are also considered potential common stock equivalents. Additionally, the dilutive effect of shares issuable upon conversion of the Notes is included in the calculation of diluted EPS by application of the if-converted method.  In connection with the issuance of the Notes, the Company entered into the Capped Calls Transactions, which are not included for purposes of calculating the number of diluted weighted-average shares outstanding, as their effect would be anti-dilutive.  In periods of net loss available to common stockholders diluted calculations are equal to basic calculations because the inclusion of potential common stock equivalents would be anti-dilutive. The Company has excluded from the calculation of diluted EPS the effect of shares of the Company’s Class A common stock to be issued in connection with the Stock Earn-out payable to the sellers of ecosio.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The tables below illustrate the calculation of basic and diluted net income (loss) per common share for the Class A common stock and Class B common stock for the periods reflected below.

	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(unaudited)				(unaudited)
Basic net income (loss) per share:
Numerator
Allocation of net income (loss) (1)	$3,038	$4,183	$(1,228)	$(2,171)	$6,197	$8,872	$(9,960)	$(18,467)
Denominator
Total shares used in per share computation	65,468	90,161	54,931	97,145	63,742	91,251	53,050	98,361
Basic net income (loss) per share:	$0.05	$0.05	$(0.02)	$(0.02)	$0.10	$0.10	$(0.19)	$(0.19)

Diluted net income (loss) per share:
Numerator
Allocation of net income (loss) (1)	$3,206	$4,015	$(1,228)	$(2,171)	$6,549	$8,520	$(9,960)	$(18,467)
Total net income (loss) used in per diluted computation	$3,206	$4,015	$(1,228)	$(2,171)	$6,549	$8,520	$(9,960)	$(18,467)
Denominator
Number shares used in basic per share computation	65,468	90,161	54,931	97,145	63,742	91,251	53,050	98,361
Dilutive effect of common stock equivalents	6,509	—	—	—	6,394	—	—	—
Total shares used in per share computation (2)	71,977	90,161	54,931	97,145	70,136	91,251	53,050	98,361
Dilutive net income (loss) per share:	$0.04	$0.04	$(0.02)	$(0.02)	$0.09	$0.09	$(0.19)	$(0.19)

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

The following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Stock Options (1)	—	7,025	—	7,316
Stock Options out-of-the money options	—	307	135	498
RSAs	—	121	—	193
RSUs	—	4,162	—	3,825
ESPP	—	36	—	43
Convertible Senior Notes	8,194	—	5,462	—

(1)	Excludes out-of-the-money options.

11.    STOCK-BASED AWARD PLANS

The 2020 Incentive Award Plan (the “2020 Plan”) provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

contributions to the Company. The Company issued stock options, RSAs, and RSUs under the 2020 Plan. As of September 30, 2024, 20,857 shares of Class A common stock were available for issuance under the 2020 Plan.

Options

The following table summarizes activity for options outstanding under the 2020 Plan for the nine months ended September 30, 2024:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value

	(unaudited)
Outstanding at January 1, 2024	5,692	$5.32	4.7	$124,327
Exercised	(1,576)	$3.77
2020 Plan options outstanding at September 30, 2024	4,116	$5.91	4.4	$134,178
2020 Plan options exercisable at September 30, 2024	3,006	$5.48	3.9	$99,287

The detail of options outstanding, vested, and exercisable under the 2020 Plan as of September 30, 2024 is as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)

	(unaudited)
$0.15 to $0.71	725	*	725	*
$2.50	1,019	1.9	1,019	1.9
$3.17	217	3.6	217	3.6
$3.73	1,004	5.1	412	5.0
$4.70	541	5.4	200	5.4
$18.47	213	7.2	107	7.2
$18.96	110	6.9	110	6.9
$19.00	47	7.0	31	7.0
$32.16	240	6.4	185	6.4
	4,116		3,006
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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

There were no options issued under the 2020 Plan during the three or nine months ended September 30, 2024 or 2023.

At September 30, 2024, $1,528 of unrecognized compensation expense associated with options is expected to be recognized over a weighted average period of approximately 0.8 years.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2024:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2024	4,171	$16.11
Granted	1,793	25.73
Vested	(1,247)	16.38
Forfeited	(119)	16.42
Outstanding at September 30, 2024	4,598	$19.77

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. Vested RSUs are settled by issuing Class A shares or the equivalent value in cash at the Board’s discretion. At September 30, 2024, $60,882 of unrecognized compensation cost for RSUs is expected to be recognized over a weighted average period of approximately 2.5 years.

Restricted Stock Awards

The following table summarizes RSA activity for the nine months ended September 30, 2024:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2024	91	$21.50
Granted	34	35.06
Vested	(91)	21.50
Outstanding at September 30, 2024	34	$35.06

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. At September 30, 2024, $836 of unrecognized compensation cost for RSAs is expected to be recognized over a weighted average period of approximately 0.8 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common stock through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Amounts withheld from participants

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

are reflected in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending November 30, 2024 aggregated $1,259 as of September 30, 2024. As of September 30, 2024, 6,390 shares of Class A common stock were available for issuance under the ESPP.

As of September 30, 2024, there was approximately $175 of unrecognized ESPP stock-based compensation cost expected to be recognized on a straight-line basis over the remaining term of the six-month offering period ending November 30, 2024.

At September 30, 2024 and 2023, there were two ESPP offering periods open that end November 30, 2024 and 2023, respectively. The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. ESPP offering periods reflected in the September 30, 2024 and 2023 financial statements include the periods noted below in the table. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

	Offering Period Ending
	11/30/2024	11/30/2023
Fair market value of common stock	$33.26	$21.76
Volatility	41.7%	39.4%
Expected term (years)	0.5	0.5
Expected dividend yield	-%	-%
Risk-free interest rate	5.4%	5.4%

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

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to incentive awards, net of forfeitures, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Stock-based compensation expense:
Stock options	$1,219	$1,515	$4,969	$4,788
RSUs	8,305	5,452	29,453	18,762
RSAs	347	598	1,313	2,076
ESPP	263	207	724	602
Total stock-based compensation expense	$10,134	$7,772	$36,459	$26,228

The Company recognized stock-based compensation cost in the condensed consolidated statements of comprehensive income (loss) as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$894	$728	$3,437	$2,143
Cost of revenues, services	558	452	2,129	1,454
Research and development	2,001	1,398	7,296	4,407
Selling and marketing	2,951	2,325	10,101	6,305
General and administrative	3,730	2,869	13,496	11,919
Total stock-based compensation expense	$10,134	$7,772	$36,459	$26,228

12.   COMMITMENTS AND CONTINGENCIES

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

13.   INCOME TAXES

The Company reported income tax (benefit) expense of $613 and $784 for the three months ended September 30, 2024 and 2023, respectively, and $(1,722) and $13,266 for the nine months ended September 30, 2024 and 2023, respectively. The effective income tax rate ("ETR") was 7.8% for the three months ended September 30, 2024, compared to (30.0)% for the three months ended September 30, 2023, and (12.9)% for the nine months ended September 30, 2024, compared to (87.5)% for the nine months ended September 30, 2023.

In determining interim provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income (loss) adjusted for discrete items arising year-to-date. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to state taxes, foreign taxes, limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m), tax benefits on the exercises and vesting of stock awards, tax credits, and fluctuations in valuation allowances on certain foreign deferred tax assets.

The income tax expense for the three months ended September 30, 2024 was primarily attributable to taxes in profitable jurisdictions, fluctuations in valuation allowances on certain foreign deferred tax assets, and fluctuations in other permanent adjustments. This income tax expense was partially offset by tax benefits from stock-based awards exercised or vested during the quarter, net of the impact from limitations on deductions of certain employees’ compensation, and benefits from tax credits. The income tax benefit for the nine months ended September 30, 2024 was primarily attributable to tax benefits from stock-based awards exercised or vested, net of the impact from limitations on deductions of certain employees’ compensation, and tax credits. This income tax benefit was partially offset by taxes in profitable jurisdictions and fluctuations in valuation allowances on certain foreign deferred tax assets. The income tax expense for the three months ended September 30, 2023 was primarily attributable to fluctuations in valuation allowances on certain foreign deferred tax assets and taxes in profitable jurisdictions partially offset by tax benefits from stock-based awards exercised or vested during the quarter, net of the impact from limitations on deductions of certain employees’ compensation and benefits from tax credits. The income tax expense for the nine months ended September 30, 2023 was primarily attributable to taxes in profitable jurisdictions, fluctuations in valuation allowances on certain foreign deferred tax assets, and limitations on deductions of certain employees’ compensation partially offset by tax benefits from stock-based awards exercised or vested, and benefits from tax credits.

14.   SUBSEQUENT EVENTS

On November 4, 2024, the Company entered into a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”), with a banking syndicate, which amended the previous credit agreement entered into in March 2020, providing for, among other modifications, an increase in the Line of Credit commitment from $200,000 to $300,000 and an extension of the maturity date to November 4, 2029.  For further information on the Credit Agreement refer to Note 8 “Debt”.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 49% and 45% of software subscription revenue from cloud-based subscriptions during the three months ended September 30, 2024 and 2023, respectively, and 48% and 44% for the nine months ended September 30, 2024 and 2023, respectively. While our on-premise software subscription revenue comprised 51% and 55% of our software subscription revenue during the three months ended September 30, 2024 and 2023, respectively, and 52% and 56% for the nine months ended September 30, 2024 and 2023, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

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

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $170.4 million and $145.0 million for the three months ended September 30, 2024 and 2023, respectively, and $488.3 and $417.5 for the nine months ended September 30, 2024 and 2023, respectively. We had net income (loss) of $7.2 million and $(3.4) million for the three months ended September 30, 2024 and 2023, respectively, and $15.1 million and $(28.4) million for the nine months ended September 30, 2024 and 2023, respectively These amounts are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net loss or income before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs. Adjusted EBITDA was $38.6 million and $26.6 million for the three months ended September 30, 2024 and 2023, respectively and $113.9 million and $68.8 million for the nine months ended September 30, 2024 and 2023, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

We believe that we currently have ample liquidity and capital resources to continue to meet our operating needs, and our ability to continue to service our debt or other financial obligations is not currently impaired. For a further description of our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Developments

ecosio GmbH Acquisition

On August 30, 2024, we purchased 100% of the share interests in ecosio GmbH (“ecosio”), a limited liability company incorporated under the laws of Austria and a provider of electronic data interchange (“EDI”) and e-invoicing services. The acquisition was completed with the goal of integrating ecosio’s cloud-based, scalable global network with our indirect tax solutions to enable customers to facilitate the creation, exchange, and clearance of jurisdictionally compliant e-invoices and seamlessly reconcile these invoices with their periodic filing requirements. ecosio’s operations and offerings will be integrated into our one operating segment.

Total purchase consideration for the ecosio acquisition was $169.0 million, net of $0.8 cash acquired and included contingent consideration liabilities included in the consideration are in the form of cash (the “Cash Earn-out”), with an aggregate of up to $76.0 million, and stock, with an aggregate value of up to $35.0 million (the “Stock Earn-out”, together with the Cash-Earnout, the “Earn-outs”), assuming 100% achievement. For further information on the acquisiton refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The net proceeds from the offering of the Notes were $333.7 million after deducting the initial purchasers’ discount and commissions, and other transaction and offering expenses. We used $42.4 million of the net proceeds from this offering to fund the cost of the Capped Call Transactions (as defined in Note, 8 “Debt” to our condensed consolidated financial statements) and intend to use the remainder for working capital or other general corporate expenses, which may include capital expenditures, potential acquisitions, and strategic transactions.

On May 10, 2024, we repaid our outstanding term loan balance of $46.3 million.

For further information on the Notes or term loan, refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Ryan, LLC Artificial Intelligence Tax Categorization Acquisition

On May 31, 2024, we entered into an asset purchase agreement with Ryan, LLC (“Ryan”) to acquire tax-specific artificial intelligence (“AI”) capabilities, designed to more effectively manage the complexity of tax mapping. The acquisition will accelerate our AI innovation strategy to help global companies manage tax complexity with greater speed and scale. We paid approximately $6.1 million in closing consideration, which included $0.1 million in transaction costs. The purchase agreement includes the potential for earn-out payments and referral fees over a five-year period. For further information, refer to Note 5, “Property and Equipment” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Systax Acquisition

During the second quarter of 2024, we paid $9.6 million to acquire the remaining 20% equity interest of Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software. Systax is now a wholly owned subsidiary of Vertex.

Fifth Amendment to the Credit Agreement

On November 4, 2024, we entered into a Fifth Amendment to our Credit Agreement (the “Fifth Amendment”), with a banking syndicate, which amended the previous credit agreement entered into in March 2020, providing for, among other modifications, an increase in the Line of Credit commitment from $200.0 million to $300.0 million and an extension of the maturity date to November 4, 2029. For further information, refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

	For the three months ended				For the nine months ended
	September 30,				September 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change		2024	2023	Period-Over-Period Change

	(unaudited)				(unaudited)
Revenues:
Software subscriptions	$146,254	$121,285	$24,969	20.6%	$414,527	$350,135	$64,392	18.4%
Services	24,181	23,742	439	1.8%	73,793	67,338	6,455	9.6%
Total revenues	170,435	145,027	25,408	17.5%	488,320	417,473	70,847	17.0%
Cost of revenues:
Software subscriptions (1)	43,641	41,055	2,586	6.3%	131,030	116,974	14,056	12.0%
Services (1)	16,270	15,816	454	2.9%	48,286	45,523	2,763	6.1%
Total cost of revenues	59,911	56,871	3,040	5.3%	179,316	162,497	16,819	10.4%
Gross profit	110,524	88,156	22,368	25.4%	309,004	254,976	54,028	21.2%
Operating expenses:
Research and development (1)	15,621	16,772	(1,151)	(6.9)%	47,080	45,314	1,766	3.9%
Selling and marketing (1)	42,111	33,919	8,192	24.2%	123,143	103,196	19,947	19.3%
General and administrative (1)	41,499	35,385	6,114	17.3%	112,915	109,071	3,844	3.5%
Depreciation and amortization	5,214	3,782	1,432	37.9%	15,432	11,401	4,031	35.4%
Other operating expense (income), net	1,183	316	867	* %	(442)	1,013	(1,455)	* %
Total operating expenses	105,628	90,174	15,454	17.1%	298,128	269,995	28,133	10.4%
Income (loss) from operations	4,896	(2,018)	6,914	(342.6)%	10,876	(15,019)	25,895	(172.4)%
Other (income) expense:
Interest expense (income), net	(2,938)	597	(3,535)	* %	(2,471)	142	(2,613)	* %
Income (loss) before income taxes	7,834	(2,615)	10,449	(399.6)%	13,347	(15,161)	28,508	(188.0)%
Income tax (benefit) expense	613	784	(171)	* %	(1,722)	13,266	(14,988)	* %
Net income (loss)	7,221	(3,399)	10,620	(312.4)%	15,069	(28,427)	43,496	(153.0)%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	(8,955)	5,311	(14,266)	(268.6)%	(1,609)	1,580	(3,189)	(201.8)%
Unrealized (gain) on investments, net of tax	(24)	(10)	(14)	* %	(26)	(20)	(6)	* %
Total other comprehensive (income) loss, net of tax	(8,979)	5,301	(14,280)	* %	(1,635)	1,560	(3,195)	* %
Total comprehensive income (loss)	$16,200	$(8,700)	$24,900	(286.2)%	$16,704	$(29,987)	$46,691	(155.7)%

(1)	Includes stock-based compensation expenses as follows in the table below.

* Percentage change not meaningful.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$894	$728	$3,437	$2,143
Cost of revenues, services	558	452	2,129	1,454
Research and development	2,001	1,398	7,296	4,407
Selling and marketing	2,951	2,325	10,101	6,305
General and administrative	3,730	2,869	13,496	11,919
Total stock-based compensation expense	$10,134	$7,772	$36,459	$26,228

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	85.8%	83.6%	84.9%	83.9%
Services	14.2%	16.4%	15.1%	16.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Software subscriptions	25.6%	28.3%	26.8%	28.0%
Services	9.5%	10.9%	9.9%	10.9%
Total cost of revenues	35.1%	39.2%	36.7%	38.9%
Gross profit	64.9%	60.8%	63.3%	61.1%
Operating expenses:
Research and development	9.2%	11.6%	9.6%	10.9%
Selling and marketing	24.7%	23.4%	25.2%	24.7%
General and administrative	24.3%	24.4%	23.1%	26.1%
Depreciation and amortization	3.1%	2.6%	3.2%	2.7%
Other operating expense (income), net	0.7%	0.2%	(0.1)%	0.2%
Total operating expenses	62.0%	62.2%	61.0%	64.6%
Income (loss) from operations	2.9%	(1.4)%	2.3%	(3.5)%
Interest expense (income), net	(1.7)%	0.4%	(0.5)%	—%
Income (loss) before income taxes	4.6%	(1.8)%	2.8%	(3.5)%
Income tax (benefit) expense	0.4%	0.5%	(0.4)%	3.2%
Net income (loss)	4.2%	(2.3)%	3.2%	(6.7)%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	(5.3)%	3.7%	(0.3)%	0.4%
Unrealized gain on investments, net of tax	—%	—%	—%	—%
Total other comprehensive (income) loss, net of tax	(5.3)%	3.7%	(0.3)%	0.4%
Total comprehensive income (loss)	9.5%	(6.0)%	3.5%	(7.1)%

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenues

	For the three months ended
	September 30,

(Dollars in thousands)	2024	2023	Period-Over-Period Change

	(unaudited)
Revenues:
Software subscriptions	$146,254	$121,285	$24,969	20.6%
Services	24,181	23,742	439	1.8%
Total revenues	$170,435	$145,027	$25,408	17.5%

Revenues increased $25.4 million, or 17.5%, to $170.4 million for the three months ended September 30, 2024 compared to $145.0 million for the same period in 2023. The increase in software subscriptions revenues of $25.0 million, or 20.6%, was primarily driven by increases from our existing customers through cross selling new products, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 6.0% and 6.5% of total software subscriptions revenues in the three months ended September 30, 2024 and 2023, respectively.

The $0.4 million increase in services revenues was primarily driven by a $1.9 million increase in recurring services revenues due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers. These increases were partially offset by a $1.5 million decrease in service revenues primarily from the impact of our previously discussed effort to steer more implementation opportunities to our channel partners, who are an important referral source for new software opportunities.

Cost of Software Subscriptions Revenues

	For the three months ended
	September 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Cost of software subscriptions revenues	$43,641	$41,055	$2,586	6.3%

Cost of software subscriptions revenues increased $2.6 million, or 6.3%, to $43.6 million for the three months ended September 30, 2024 compared to $41.1 million for the same period in 2023. The increase in cost of software subscriptions revenues was primarily driven by a $2.4 million increase in costs of personnel supporting period-over-period growth of sales and customers, ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers.

Cost of Services Revenues

	For the three months ended
	September 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Cost of services revenues	$16,270	$15,816	$454	2.9%

Cost of services revenues increased $0.5 million, or 2.9%, to $16.3 million for the three months ended September 30, 2024, compared to $15.8 million for the same period in 2023. The increase in cost of services revenues was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering.

Research and Development

	For the three months ended
	September 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Research and development	$15,621	$16,772	$(1,151)	(6.9)%

Research and development expenses decreased $1.2 million, or (6.9)%, to $15.6 million for the three months ended September 30, 2024 compared to $16.8 million for the same period in 2023. The decrease in research and development expenses is due to an increase in capitalized costs over the prior year related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces (“APIs”) to customer ERP and other software platforms.

Selling and Marketing

	For the three months ended
	September 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Selling and marketing	$42,111	$33,919	$8,192	24.2%

Selling and marketing expenses increased $8.2 million, or 24.2%, to $42.1 million for the three months ended September 30, 2024 compared to $33.9 million for the same period in 2023. This increase was primarily driven by a $4.6 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. Additionally, there was an increase of $3.6 million in advertising and promotional spending related to expanded brand awareness efforts.

General and Administrative

	For the three months ended
	September 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
General and administrative	$41,499	$35,385	$6,114	17.3%

General and administrative expenses increased $6.1 million, or 17.3%, to $41.5 million for the three months ended September 30, 2024 compared to $35.4 million for the same period in 2023, primarily driven by a $5.3 million increase in planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and other resources in support of our growth. Additionally, there was a $0.9 million increase in stock-based compensation expense over the prior year.

Depreciation and Amortization

	For the three months ended
	September 30,
(Dollars in thousands)	2024	2023	Period-Over-Period change
Depreciation and amortization	$5,214	$3,782	$1,432	37.9%

Depreciation and amortization increased $1.4 million, or 37.9%, to $5.2 million for the three months ended September 30, 2024 compared to $3.8 million for the same period in 2023. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Other Operating Expense (Income), Net

	For the three months ended
	September 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Other operating expense (income), net	$1,183	$316	$867	274.4%

Other operating expense (income), net increased to expense of $1.2 million, net for the three months ended September 30, 2024 compared to expense of $0.3 million, net for the same period in 2023. The increase in expense was primarily driven by foreign currency transaction losses incurred.

Interest Expense (Income), Net

	For the three months ended
	September 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Interest expense (income), net	$(2,938)	$597	$(3,535)	(592.1)%

Interest expense (income), net increased to income of $2.9 million for the three months ended September 30, 2024, compared to an expense of $0.6 million for the same period in 2023. This change was mainly due to several factors: a $3.8 million increase in interest income primarily due to increased dollars invested during the period, a reduction of $0.8 million of interest expense related to the term loan repayment, and $0.2 million related to the valuation of our prior year foreign currency forward contracts due to market fluctuations. These interest income increases were partially offset by $0.7 million of interest expense and a $0.6 million increase in deferred financing costs related to the convertible debt issuance.

Income Tax Expense

	For the three months ended
	September 30,
(Dollars in thousands)	2024	2023	Period-Over-Period Change
Income tax expense	$613	$784	$(171)	(21.8)%

 Income tax expense was $0.6 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively. The change in tax expense was primarily driven by fluctuations in valuation allowances on certain foreign deferred tax assets, tax benefits from stock-based awards exercised or vested during the quarter, net of the impact from limitations on deductions of certain employees’ compensation, and benefits from tax credits partially offset by changes in taxes in profitable jurisdictions.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues

	For the nine months ended
	September 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change

	(unaudited)
Revenues:
Software subscriptions	$414,527	$350,135	$64,392	18.4%
Services	73,793	67,338	6,455	9.6%
Total revenues	$488,320	$417,473	$70,847	17.0%

Revenues increased $70.8 million, or 17.0%, to $488.3 million for the nine months ended September 30, 2024 compared to $417.5 million for the same period in 2023. The increase in software subscriptions revenues of $64.4 million, or 18.4%, was primarily driven by increases from our existing customers through cross selling new products, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 5.8% and 6.5% of total software subscriptions revenues in the nine months ended September 30, 2024 and 2023, respectively.

The $6.5 million increase in services revenues was primarily driven by an increase of $3.1 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions. In addition, our managed services offering experienced a $3.3 million increase driven by an increase in recurring services revenues over the prior year due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers.

Cost of Software Subscriptions Revenues

	For the nine months ended
	September 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Cost of software subscriptions revenues	$131,030	$116,974	$14,056	12.0%

Cost of software subscriptions revenues increased $14.1 million, or 12.0%, to $131.0 million for the nine months ended September 30, 2024 compared to $117.0 million for the same period in 2023. The increase in cost of software subscriptions revenues was primarily driven by a $9.1 million increase in costs of personnel supporting period-over-period growth of sales and customers, ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers. In addition, the increase in cost of software subscriptions revenues included an increase in depreciation and amortization of $5.0 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets.

Cost of Services Revenues

	For the nine months ended
	September 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Cost of services revenues	$48,286	$45,523	$2,763	6.1%

Cost of services revenues increased $2.8 million, or 6.1%, to $48.3 million for the nine months ended September 30, 2024, compared to $45.5 million for the same period in 2023. The increase in cost of services revenues was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering.

Research and Development

	For the nine months ended
	September 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Research and development	$47,080	$45,314	$1,766	3.9%

Research and development expenses increased $1.8 million, or 3.9%, to $47.1 million for the nine months ended September 30, 2024 compared to $45.3 million for the same period in 2023. The increase in research and development expenses is due primarily to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and APIs to customer ERP and other software platforms. Research and development expense excludes those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	For the nine months ended
	September 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Selling and marketing	$123,143	$103,196	$19,947	19.3%

Selling and marketing expenses increased $19.9 million, or 19.3%, to $123.1 million for the nine months ended September 30, 2024 compared to $103.2 million for the same period in 2023. This increase was primarily driven by a $14.6 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. Additionally, there was an increase of $4.8 million in advertising and promotional spending related to expanded brand awareness efforts.

General and Administrative

	For the nine months ended
	September 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
General and administrative	$112,915	$109,071	$3,844	3.5%

General and administrative expenses increased $3.8 million, or 3.5%, to $112.9 million for the nine months ended September 30, 2024 compared to $109.1 million for the same period in 2023, driven by a $0.8 million increase in planned strategic investments in information technology infrastructure, business process reengineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and other resources in support of our growth.  Additionally, there was an increase of $1.4 million for the amortization of capitalized cloud computing implementation costs related to our ERP modernization initiative.  Finally, there was a $1.8 million increase in stock-based compensation expense over the prior year.

Depreciation and Amortization

	For the nine months ended
	September 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Depreciation and amortization	$15,432	$11,401	$4,031	35.4%

Depreciation and amortization increased $4.0 million, or 35.4%, to $15.4 million for the nine months ended September 30, 2024 compared to $11.4 million for the same period in 2023. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Other Operating Expense (Income), Net

	For the nine months ended
	September 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Other operating expense (income), net	$(442)	$1,013	$(1,455)	(143.6)%

Other operating expense (income), net increased to income of $0.4 million, net for the nine months ended September 30, 2024 compared to expense of $1.0 million, net for the same period in 2023. The decrease in expense was primarily driven by a decrease in the contingent consideration liability for the Tellutax LLC acquisition.

Interest Expense (Income), Net

	For the nine months ended
	September 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Interest expense (income), net	$(2,471)	$142	$(2,613)	(1,840.1)%

Interest expense (income), net increased to income of $2.5 million for the nine months ended September 30, 2024, compared to interest expense of $0.1 million for the same period in 2023. The change was primarily due to a $5.0 million increase in interest income due to increased dollars invested during the period and a reduction of $1.2 million of interest expense related to the term loan repayment. This was partially offset by a $0.6 million decrease in the valuation of our foreign currency forward contracts due to market fluctuations, a $1.6 million increase in interest expense and $1.4 million increase in deferred financing costs related to the convertible debt issuance.

Income Tax (Benefit) Expense

	For the nine months ended
	September 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Income tax (benefit) expense	$(1,722)	$13,266	$(14,988)	(113.0)%

Income tax (benefit) expense was $(1.7) million and $13.3 million for the nine months ended September 30, 2024 and 2023, respectively. The change in tax (benefit) expense was primarily driven by tax benefits on exercises and vesting of stock awards, net of limitations on deductions of certain employees’ compensation, changes in jurisdictional income or loss allocation, fluctuations in valuation allowances on certain foreign deferred tax assets, and changes in benefits of tax credits.

Liquidity and Capital Resources

As of September 30, 2024, we had unrestricted cash and cash equivalents of $279.0 million and retained earnings of $14.5 million. In addition, we had $7.5 million in investment securities with a maturity date exceeding three months as of September 30, 2024, not included in unrestricted cash and cash equivalents. Our primary sources of capital include sales of our solutions, proceeds from bank lending facilities, and the offering of existing or future classes of stock.

As of September 30, 2024, we had a credit agreement with a banking syndicate (the “Credit Agreement”) that provides a $200.0 million revolving facility (the “Line of Credit”).

On April 26, 2024, we closed a private offering of $345.0 million aggregate principal amount of 0.750% Convertible Senior Notes due in 2029 (the “Notes”). The net proceeds from the offering of the Notes were $333.7 million, after deducting the initial purchasers’ discount and commissions, and other transaction and offering expenses. For additional information on the Notes, refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

The following table presents a summary of our cash flows for the periods indicated:

	For the nine months ended
	September 30,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Net cash provided by operating activities	$123,688	$26,696	$96,992	363.3%
Net cash used in investing activities	(133,268)	(46,264)	(87,004)	(188.1)%
Net cash provided by (used in) financing activities	225,005	(6,003)	231,008	3,848.2%
Effect of foreign exchange rate changes	810	(55)	865	1,572.7%
Net increase (decrease) in cash, cash equivalents and restricted cash	$216,235	$(25,626)	$241,861	943.8%

Operating Activities. Net cash provided by operating activities of $123.7 million for the nine months ended September 30, 2024 consisted of net income of $15.1 million, adjusted for non-cash charges of $93.5 million and cash inflows of $19.5 million from changes in operating assets and liabilities, which were partially offset by $4.4 million in payments for purchase commitment and contingent consideration liabilities in excess of their initial fair value. The change in operating assets and liabilities was primarily driven by a decrease in accounts receivable and an increase in deferred revenue, primarily due to cash collections and customer growth during the period. These changes were partially offset by an increase in prepaid expenses and other current assets. These movements were primarily due to the timing of cash payments.

Net cash provided by operating activities of $26.7 million for the nine months ended September 30, 2023 consisted of net loss of $28.4 million, adjusted for non-cash charges of $75.0 million and cash outflows of $19.9 million from changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by an increase in accounts receivable which was partially offset by increases in accounts payable and accrued expenses. These movements were primarily due to timing of cash collections and payments during the period.

Investing Activities. Net cash used in investing activities of $133.3 million for the nine months ended September 30, 2024 consisted of investments in property and equipment, and capitalized software of $47.5 million and $16.4 million, respectively, related to investments in infrastructure, new products, and enhancements to existing products. Additionally, we paid $71.8 million related to acquisitions completed during the second and third quarters of 2024.  Finally, we invested $12.2 million in available-for-sale investment securities, which was more than offset by proceeds of $14.6 million received during the period for sales and maturities in our investment securities. For additional information on our acquisitions, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net cash used in investing activities of $46.3 million for the nine months ended September 30, 2023 consisted of investments in property and equipment, and capitalized software of $35.4 million and $14.1 million, respectively, related to infrastructure investments to drive operating leverage and commercial solutions to support our customers. Additionally, we invested $12.9 million in available-for-sale investment securities, which was more than offset by proceeds of $16.0 million received during the period for sales and maturities in our investment securities.

Financing Activities. Net cash provided by financing activities of $225.0 million for the nine months ended September 30, 2024 consisted of $345.0 million in gross proceeds from our Notes, as well as a $6.0 million increase in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds. These transactions were partly offset by $46.9 million for the repayment of our term loan, $42.4 million for the purchase of the Capped Call Transactions, $3.9 million in payments of third-party debt,  $20.0 million in payments for taxes related to the net share settlement of stock-based awards, $11.4 million for payments related to deferred financing costs and $7.6 million for payments on purchase commitment and contingent consideration liabilities.

Net cash used in financing activities of $6.0 million for the nine months ended September 30, 2023 consisted of a $10.0 million payment for a deferred purchase commitment, $9.2 million in payments for taxes related to the net share settlement of stock-based awards, $6.4 million in payments for purchase commitment and contingent consideration liabilities, and $1.6 million used for principal debt repayments. These transactions were partially offset by a $17.0 million increase in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, and $3.1 million in proceeds from the exercise of stock options.

Debt. As of September 30, 2024, we had a $200.0 million Line of Credit with no outstanding borrowings in connection with our Credit Agreement. As of September 30, 2024, we had $345.0 million aggregate principal amount of debt outstanding related to our Notes. For additional information on our debt refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Contractual Obligations and Commitments

In connection with the pricing of the Notes on April 23, 2024, the Company entered into Capped Call Transactions. For additional information regarding the Capped Call Transactions, refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As of September 30, 2024, we have no outstanding borrowings under the term loan or Line of Credit. Our Notes are due in May 2029. We expect to continue to fund debt maturities and interest payments with cash flows generated from operations, existing cash and cash equivalents, or proceeds from additional financing. For additional information on our debt obligations, refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As a result of the August 30, 2024 ecosio acquisition, we may be obligated to make annual payouts for Earn-outs based on ecosio’s achievement of certain financial targets over a three-year period. For additional information on the ecosio acquisition, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

There have been no other material updates or changes to our contractual obligations and commitments compared to contractual obligations and commitments described in our 2023 Annual Report, other than those noted above.

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

	As of September 30,
(Dollars in millions)	2024	2023	Year-Over-Year Change
Annual Recurring Revenue	$576.8	$484.9	$91.9	19.0%

ARR increased by $91.9 million, or 19.0%, at September 30, 2024, as compared to September 30, 2023. The increase was primarily driven by $52.6 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $25.3 million in growth of subscriptions of our solutions to new customers. Addionally, $5.9 million was added to ARR due to the inclusion of Systax’s ARR, which was included as a result of the acquisition of the remaining ownership interests of Systax during the second quarter of 2024, and $8.1 million was added to ARR due to the ecosio acquisition during the third quarter of 2024. Excluding the impact of Systax and ecosio, the ARR growth rate would have been 16.1%.

We had 4,855 direct customers and AARPC was approximately $118,800 at September 30, 2024. At September 30, 2023, we had 4,303 direct customers and approximately $112,690 of AARPC. The increase in AARPC was primarily due to expansion of usage by existing customers and adding new customers through organic growth. Additionally, the inclusion of Systax and ecosio added 574 customers to the third quarter of 2024.

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

	As of September 30,
	2024	2023
Net Revenue Retention Rate	111%	111%

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

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net loss or income before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), taxes, depreciation, and amortization, as adjusted to exclude charges for asset impairments, stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net income (loss) was $7.2 million and $(3.4) million for the three months ended September 30, 2024 and 2023, respectively, while our net income (loss) margin was 4.2% and (2.3)% over the same periods, respectively. Additionally, our net income (loss) was $15.1 million and $(28.4) million for the nine months ended September 30, 2024 and 2023, respectively, while our net income (loss) margin was 3.1% and (6.8)% over the same periods, respectively.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023

	(unaudited)		(unaudited)
Adjusted EBITDA:
Net income (loss)	$7,221	$(3,399)	$15,069	$(28,427)
Interest expense (income), net	(2,938)	597	(2,471)	142
Income tax (benefit) expense	613	784	(1,722)	13,266
Depreciation and amortization – property and equipment	5,214	3,782	15,432	11,401
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	14,198	14,029	44,123	39,150
Amortization of acquired intangible assets – selling and marketing expense	706	596	1,893	2,046
Amortization of cloud computing implementation costs – general and administrative	1,005	919	2,994	1,550
Stock-based compensation expense	10,134	7,772	36,459	26,228
Severance expense	927	643	2,388	2,103
Acquisition contingent consideration	100	900	(2,275)	1,349
Transaction costs	1,443	—	1,991	—
Adjusted EBITDA	$38,623	$26,623	$113,881	$68,808

Adjusted EBITDA Margin:
Total revenues	$170,435	$145,027	$488,320	$417,473
Adjusted EBITDA margin	22.7%	18.4%	23.3%	16.5%

The increase in Adjusted EBITDA for the three months ended September 30, 2024 of $12.0 million over the comparable period in 2023 was primarily driven by an increase of $22.8 million in non-GAAP gross profit, partly offset by a $7.5 million increase in non-GAAP selling and marketing expense as well as a $4.9 million increase in non-GAAP general and administrative expense. Adjusted EBITDA margin increased to 22.7% for the three months ended September 30, 2024, compared to 18.4% for the comparable period in 2023, primarily due to increased non-GAAP gross margin from both our software subscriptions and professional services revenue.

The increase in Adjusted EBITDA for the nine months ended September 30, 2024 of $45.1 million over the comparable period in 2023 was primarily driven by an increase of $61.0 million in non-GAAP gross profit, partly offset by an $16.3 million increase in non-GAAP selling and marketing expense. Adjusted EBITDA margin increased to 23.3% for the nine months ended September 30, 2024, compared to 16.5% for the comparable period in 2023, primarily due to increased non-GAAP gross margin from both our software subscriptions and professional services revenue.

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

Our net cash provided by operating activities was $41.4 million and $27.6 million for the three months ended September 30, 2024 and 2023, respectively, while our operating cash flow margin was 24.3% and 19.0% over the same periods, respectively. Our net cash provided by operating activities was $123.7 million and $26.7 million for the nine months ended September 30, 2024 and 2023, respectively, while our operating cash flow margin was 25.3% and 6.4% over the same periods, respectively.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023

	(unaudited)
Free Cash Flow:
Cash provided by (used in) operating activities	$41,396	$27,594	$123,688	$26,696
Property and equipment additions	(17,771)	(13,498)	(47,520)	(35,357)
Capitalized software additions	(5,260)	(5,041)	(16,357)	(14,083)
Free cash flow	$18,365	$9,055	$59,811	$(22,744)

Free Cash Flow Margin:
Total revenues	$170,435	$145,027	$488,320	$417,473
Free cash flow margin	10.8%	6.2%	12.2%	(5.4)%

Free cash flow increased by $9.3 million for the three months ended September 30, 2024, as compared to the same period in 2023. This increase was primarily driven by an increase in net cash provided by operating activities of $13.8 million, primarily attributable to customer growth and cash collections during the period. This increase was partly offset by a $4.3 million increase in ongoing investments in internal-use software for cloud-based subscription solutions and software developed for sale for new products and enhancements to existing products. Free cash flow margin increased to 10.8% for the three months ended September 30, 2024, compared to 6.2% for the same period in 2023.

Free cash flow increased by $82.6 million for the nine months ended September 30, 2024, as compared to the same period in 2023. This increase was primarily driven by an increase in net cash provided by operating activities of $97.0 million, primarily attributable to customer growth and cash collections during the period. This increase was partly offset by a $12.2 million increase in ongoing investments in internal-use software for cloud-based subscription solutions and software developed for sale for new products and enhancements to existing products. Free cash flow margin increased to 12.2% for the nine months ended September 30, 2024, compared to (5.4)% for the same period in 2023.

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

Additional Non-GAAP Financial Measures

In addition to Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow margin calculated and discussed in “Key Business Metrics,” the following additional non-GAAP financial measures are calculated and presented further below:

●	Non-GAAP cost of revenues, software subscriptions is determined by adding back to GAAP cost of revenues, software subscriptions, the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP cost of revenues, services is determined by adding back to GAAP cost of revenues, services, the stock-based compensation expense included in cost of revenues, services for the respective periods.
●	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP gross margin is determined by dividing non-GAAP gross profit by total revenues for the respective periods.
●	Non-GAAP research and development expense is determined by adding back to GAAP research and development expense the stock-based compensation expense and transaction costs related to acquired technology included in research and development expense for the respective periods.
●	Non-GAAP selling and marketing expense is determined by adding back to GAAP selling and marketing expense the stock-based compensation expense and the amortization of acquired intangible assets included in selling and marketing expense for the respective periods.
●	Non-GAAP general and administrative expense is determined by adding back to GAAP general and administrative expense the stock-based compensation expense, amortization of cloud computing implementation costs and severance expense included in general and administrative expense for the respective periods.
●	Non-GAAP operating income is determined by adding back to GAAP loss or income from operations the stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, amortization of cloud computing implementation costs in general and administrative expense, severance expense, acquisition contingent consideration, litigation settlements, and transaction costs, included in GAAP loss or income from operations for the respective periods.
●	Non-GAAP net income is determined by adding back to GAAP net income or loss income tax benefit or expense, stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, amortization of cloud computing implementation costs in general and administrative expense, severance expense, acquisition contingent consideration, adjustments to the settlement value of deferred purchase commitment liabilities recorded as interest expense, litigation settlements, and transaction costs, included in GAAP net income or loss for the respective periods to determine non-GAAP income or loss before income taxes. Non-GAAP income or loss before income taxes

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023

	(unaudited)		(unaudited)
Non-GAAP cost of revenues, software subscriptions	$28,549	$26,298	$83,470	$75,681
Non-GAAP cost of revenues, services	$15,712	$15,364	$46,157	$44,069
Non-GAAP gross profit	$126,174	$103,365	$358,693	$297,723
Non-GAAP gross margin	74.0%	71.3%	73.5%	71.3%
Non-GAAP research and development expense	$12,897	$15,374	$39,061	$40,907
Non-GAAP selling and marketing expense	$38,454	$30,998	$111,149	$94,845
Non-GAAP general and administrative expense	$35,837	$30,954	$94,037	$93,499
Non-GAAP operating income	$33,409	$22,841	$98,449	$57,407
Non-GAAP net income	$27,079	$16,572	$75,501	$42,662

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023

	(unaudited)		(unaudited)
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$43,641	$41,055	$131,030	$116,974
Stock-based compensation expense	(894)	(728)	(3,437)	(2,143)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(14,198)	(14,029)	(44,123)	(39,150)
Non-GAAP cost of revenues, software subscriptions	$28,549	$26,298	$83,470	$75,681

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$16,270	$15,816	$48,286	$45,523
Stock-based compensation expense	(558)	(452)	(2,129)	(1,454)
Non-GAAP cost of revenues, services	$15,712	$15,364	$46,157	$44,069

Non-GAAP Gross Profit:
Gross profit	$110,524	$88,156	$309,004	$254,976
Stock-based compensation expense	1,452	1,180	5,566	3,597
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	14,198	14,029	44,123	39,150
Non-GAAP gross profit	$126,174	$103,365	$358,693	$297,723

Non-GAAP Gross Margin:
Total revenues	$170,435	$145,027	$488,320	$417,473
Non-GAAP gross margin	74.0%	71.3%	73.5%	71.3%

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2024	2023	2024	2023

	(unaudited)		(unaudited)
Non-GAAP Research and Development Expense:
Research and development expense	$15,621	$16,772	$47,080	$45,314
Stock-based compensation expense	(2,001)	(1,398)	(7,296)	(4,407)
Transaction costs	(723)	—	(723)	—
Non-GAAP research and development expense	$12,897	$15,374	$39,061	$40,907

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$42,111	$33,919	$123,143	$103,196
Stock-based compensation expense	(2,951)	(2,325)	(10,101)	(6,305)
Amortization of acquired intangible assets – selling and marketing expense	(706)	(596)	(1,893)	(2,046)
Non-GAAP selling and marketing expense	$38,454	$30,998	$111,149	$94,845

Non-GAAP General and Administrative Expense:
General and administrative expense	$41,499	$35,385	$112,915	$109,071
Stock-based compensation expense	(3,730)	(2,869)	(13,496)	(11,919)
Severance expense	(927)	(643)	(2,388)	(2,103)
Amortization of cloud computing implementation costs – general and administrative	(1,005)	(919)	(2,994)	(1,550)
Non-GAAP general and administrative expense	$35,837	$30,954	$94,037	$93,499

Non-GAAP Operating Income:
Income (loss) from operations	$4,896	$(2,018)	$10,876	$(15,019)
Stock-based compensation expense	10,134	7,772	36,459	26,228
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	14,198	14,029	44,123	39,150
Amortization of acquired intangible assets – selling and marketing expense	706	596	1,893	2,046
Amortization of cloud computing implementation costs – general and administrative	1,005	919	2,994	1,550
Severance expense	927	643	2,388	2,103
Acquisition contingent consideration	100	900	(2,275)	1,349
Transaction costs	1,443	—	1,991	—
Non-GAAP operating income	$33,409	$22,841	$98,449	$57,407

	For the three months ended		For the nine months ended
(Dollars in thousands)	September 30,		September 30,
	2024	2023	2024	2023

	(unaudited)		(unaudited)
Non-GAAP Net Income:
Net income (loss)	$7,221	$(3,399)	$15,069	$(28,427)
Income tax (benefit) expense	613	784	(1,722)	13,266
Stock-based compensation expense	10,134	7,772	36,459	26,228
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	14,198	14,029	44,123	39,150
Amortization of acquired intangible assets – selling and marketing expense	706	596	1,893	2,046
Amortization of cloud computing implementation costs – general and administrative	1,005	919	2,994	1,550
Severance expense	927	643	2,388	2,103
Acquisition contingent consideration	100	900	(2,275)	1,349
Transaction costs	1,443	—	1,991	—
Change in settlement value of deferred purchase commitment liability – interest expense	—	—	423	—
Non-GAAP income before income taxes	36,347	22,244	101,343	57,265
Income tax adjustment at statutory rate (1)	(9,268)	(5,672)	(25,842)	(14,603)
Non-GAAP net income	$27,079	$16,572	$75,501	$42,662

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

Business Combination Fair Value Estimates

The results of a business acquired in a business combination are included in our condensed consolidated financial statements from the date of the acquisition. Purchase accounting results in tangible and intangible assets acquired, liabilities assumed, consideration transferred, and amounts attributed to noncontrolling interests of an acquired business being recorded at their estimated fair values on the acquisition date, which may be considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date (the “Measurement Period”). Any excess consideration over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining the fair value of these amounts requires significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, royalty rates, and selection of comparable companies. We continue to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided we are within the Measurement Period, with any adjustments to amortization of new or previously recorded assets and identifiable intangibles being recorded to the consolidated statements of comprehensive loss in the period in which they arise. In addition, if outside of the Measurement Period, any subsequent adjustments to the acquisition date fair values are reflected in the consolidated statements of comprehensive loss in the period in which they arise.

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

There have been no other material updates or changes to our critical accounting estimates compared to the critical accounting estimates described in our 2023 Annual Report.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 1, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had unrestricted cash and cash equivalents of $279.0 million and $68.2 million as of September 30, 2024 and December 31, 2023, respectively, and investments of $7.5 million and $9.5 million as of September 30, 2024 and December 31, 2023, respectively. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions, and in short duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. Dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona, and Brazilian Real. Decreases in the relative value of the U.S. Dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. Dollars. For both the nine months ended September 30, 2024 and 2023, approximately 3% of our revenues were denominated in currencies other than U.S. Dollars.

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

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 25, 2022, we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interference with our contractual relations and prohibit the disclosure in any way of our confidential, proprietary and/or trade secret information. We are also seeking monetary damages, including punitive damages and attorney’s fees. As of September 30, 2024, the matter remains before the Court and is proceeding through the discovery process. We believe the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Vertex, Inc.

Date: November 6, 2024	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: November 6, 2024	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)