Form 10-K
period 2024-12-31
Vertex, Inc.
filed 2025-02-27
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Vertex, Inc. as of June 30, 2024, totaled approximately $2,080,796,194. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2024. The identification of 10% or greater stockholders as of June 30, 2024, is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2024. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of February 21, 2025, the registrant had 71,702,437 shares of Class A common stock, $0.001 par value per share, and 86,480,641 shares of Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Shareholders, are incorporated by reference into Part III of this report. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2024.

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

Indirect taxes, such as sales tax, use tax, and value-added tax (“VAT”) are complex. In the United States (“U.S.”) alone, Vertex tax content addresses indirect taxes for over 20,000 unique taxing jurisdictions. Compounding the complexity, rules, regulations, and indirect tax rates are constantly changing. For a company doing business in multiple jurisdictions, compliance with these taxes is a significant challenge and one they encounter in literally every sale or purchase transaction they execute on a daily basis.

Vertex helps companies with complex tax operations to automate their indirect tax processes. Our software, content, and services address the increasing complexities of global commerce and compliance by reducing friction, enhancing transparency, and enabling greater confidence in meeting indirect tax obligations. As a result, our software is ubiquitous within our customers' business systems, touching nearly every line item of every transaction that an enterprise can conduct and enabling greater confidence in meeting indirect tax obligations by helping to mitigate the risk of non-compliance.

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

We have pioneered tax technology for over 40 years. Today, we have over 4,900 direct customers, including the majority of the Fortune 500, and provide our customers with tax support in over 195 countries and territories. Our software enables tax determination, compliance and reporting, tax data management and document management, and analytics and insights with powerful pre-built integrations to core business applications used by most companies, particularly those applications that have a significant impact on global commerce transactions. Our software is fueled by over 900 million data-driven effective tax rules and supports indirect tax compliance in more than 20,000 jurisdictions worldwide. Our solutions can be deployed in the cloud, on-premise environments, or at the network edge, all with implementation services available to enable optimal customer outcomes and satisfy unique business requirements.

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
●	Compliance and Reporting. Our compliance and reporting solutions enable the automation of signature-ready returns and remittance of indirect tax to appropriate jurisdictions. Companies use these solutions to leverage tax data files imported from Vertex or third-party applications to establish visible audit trails of tax determinations and user-made adjustments. Our solutions also include workflow management tools, such as calendar and document management, and role-based security and event logging, which supports our customers’ internal control over financial reporting and compliance with the Sarbanes-Oxley Act. We support e-filing and print formats for returns, schedules, worksheets, tax reports and payment requests, and provide archiving and retrieval of all filings.
●	Tax Data Management. Our tax data management tools enable enterprises to unify transaction data from multiple business applications and sources. These solutions enable tax teams to view detailed transaction-level tax data, identify anomalies or errors, and establish necessary rules to address gaps in data and audit logs for any adjustments or corrections that have been made.
●	Document Management. Our document management solutions automate the validation and storage of, and tax audit support for, sales tax exemptions and reseller certificates, enabling enterprises to manage large quantities of documents, such as tax exemption certificates.
●	Analytics and Insights. Our analytics and insights tools improve data quality and provide data intelligence to optimize the end-to-end tax process and improve business outcomes.
●	Pre-Built Integrations. Our solutions are supported by a suite of powerful, pre-built integrations that enable real-time coordination between our solutions and major business applications, such as Adobe/Magento, Coupa, Microsoft Dynamics, NetSuite, Oracle, Salesforce, SAP, SAP Ariba, Shopify, Workday, and Zuora, among many others. Much more than traditional application programming interfaces, our integrations include mapping data fields, business logic and configurations to improve the processing of transactions to and from our solutions. The majority of our integrations are designed, tested, and supported by us. We also allow for partner-developed integrations as part of a rigorous certification program.
●	Industry-Specific Solutions. We offer a range of solutions that support certain industries that have specific indirect tax needs, such as retail, communications, and leasing. For example, our retail solution supports omnichannel transactions spanning store kiosks, eCommerce websites, catalog sales, and mobile device transactions. Our communications solution supports the determination of taxes, surcharges, and fees affecting U.S. providers of communication services, including wireless, voice-over-IP, satellite, internet, and video and audio streaming services. We have pre-built integrations specific to the leading providers of business applications used by these industries.
●	Technology Specific Solutions – Chain Flow Accelerator, SAP-specific tools. We offer a number of technology solutions that offer tools and enhancements to certain ecosystems, like SAP or Oracle, which are deeply integrated into their technology stack. For example, our Chain Flow Accelerator tool allows configuration of tax specific flows within the SAP stack. In addition, we offer an SAP specific tool set that provides customers the ability to maintain, analyze, and validate tax data in procure-to-pay as well as sales and billing systems that enhance its usefulness for indirect taxes as well as other business applications.
●	Implementation Services. Due to the ubiquitous nature of our software in our customers' technology environments, we also offer implementation services to enable our customers to realize the full benefit of our solution at initial deployment. These software implementation services include configuration, data migration and implementation, and premium support and training.

●	Managed Services. Customers can also license indirect tax returns outsourcing as a managed service for compliance in the U.S. and Canada. These managed services include indirect tax return preparation, filing and tax payment, and notice management.
●	E-invoicing. We offer a global solution for the end-to-end e-invoicing process. Our solution enables organizations to optimize their real-time VAT reporting and e-invoicing processes for multiple countries to enhance continuous transaction controls and support direct reporting requirements. Our solution provides a single integrated platform to streamline the creation, submission, clearance, and e-archiving of e-invoices in compliance with jurisdictional mandates.

Our Tax Content

All our software and solutions are underpinned by our proprietary content database, which currently supports over 900 million effective tax rules. Our content quality and accuracy are key components of our software subscriptions revenue and customer value and are supported by over 40 years of tax knowledge and experience. Our content quality and accuracy are critical to the longevity of our customer relationships. On a monthly basis, our content team combines legislative research, analysis, technical logic, and automation to embed updated rules into our software. Unlike many enterprise software solutions where maintenance and support are focused solely on periodic technology upgrades, our monthly updates are a critical element of allowing our customers to ensure that they are utilizing the latest tax changes to accurately calculate their indirect taxes.

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

As of December 31, 2024, we had 4,915 direct customers and our Annual Recurring Revenue (“ARR”) per customer was $122,706. While most of our revenue is currently generated by customers domiciled in the U.S., many of our customers are multinational organizations with global business operations. We also provide tax software solutions outside the U.S., primarily in Canada and Europe. For both the years ended December 31, 2024 and 2023, approximately 8% of our revenue was generated outside of the U.S.  Additionally, no single customer represented more than 10% of our total revenue for the years ended December 31, 2024 or 2023.

Our Growth Strategies

We believe today’s global commerce environment provides durable growth opportunities for our business. Our growth strategies include:

●	Retention and expansion of revenues from existing customers. The breadth of our solutions allows us to continually meet our customer needs, even as their needs expand in scope. For example, customers initially investing in sales tax determination may need support for other tax types, jurisdictions, and capabilities to manage their indirect tax lifecycle over time. As our customers evolve through acquisitions, expand their products and services, enter new geographies, and enhance their distribution channels, we believe their need for our software, services, and content will also grow. We plan to continue to invest in new innovations and enhance our solutions to support the ongoing retention and expansion of revenue from our existing customers. Our flexible, tiered revenue-based pricing model also results in our customers growing their spend with us as they grow and continue to use our solutions.
●	Acquire new customers. We believe the market for our software and solutions is large and underpenetrated, both in the U.S. and globally. As enterprise and mid-market companies continue to expand their business operations and their tax complexity grows, we expect demand for our solutions to increase among new customers and partners. We also expect these companies to adopt our solutions much earlier in their corporate lifecycle. This adoption is driven by advances in cloud computing and digital commerce, which enable more companies to accelerate new product delivery and scale their business through online marketplaces and emerging commerce platforms. These increases in business complexity necessitate advanced tax solutions for a broader number of companies. We plan to continue to invest in our direct sales, indirect sales, and partnership marketing teams, and our solution development to capture this demand increase and acquire new customers.

●	Broaden and deepen our partner ecosystem. We integrate with key technology partners that span enterprise resource planning (“ERP”), customer relationship management (“CRM”), procurement, billing, point of sale (“POS”), and eCommerce platforms. Our partners enhance our go-to-market capacity and extend our brand leadership and reach. We leverage our partnerships to maximize the benefits of our solutions for our customers and to identify new growth opportunities. We believe expanding our strategic alliances with emerging participants who are fueling global commerce, such as payment and digital commerce platforms, will create new value for our customers and new sources of revenue.
●	Extend global footprint. We have a significant opportunity to further expand internationally, in terms of our regional operations, content depth, and go-to-market coverage. We expect to continue to invest in our software and solutions outside of the U.S., most notably in Latin America and Europe. These jurisdictions are among the most complex and the largest international markets for our customers. We have also made significant investments in our own operations in these regions. In Europe and Brazil, for example, we have tailored our go-to-market strategy, enhanced our country-specific content database, and furthered our investment in our global compliance reporting solution. Another example in Europe includes leveraging our recent acquisition of ecosio GmbH (“ecosio”) and our e-invoicing solution to enable companies to stay compliant with current and emerging local VAT regulations, as well as positioning us to expand into new markets as individual country mandates continue to develop. By extending our global footprint, we believe we will also expand account penetration of existing customers with operations around the globe.
●	Sustained investment in new product innovation. With the pace of change in commerce and compliance, we believe it is important to continue innovating and extending the functionality and breadth of our software and solutions. Our approach to innovation is driven by our relationships with our customers and partners, with whom we create new solutions, align product roadmaps, and embed our software within their applications and platforms. We have also created and invest in an innovation lab where we design, test, and incubate next generation tax solutions and adjacent market opportunities. Over time, we expect such investment will bring additional value to existing customers and help us acquire new customers. Recently, we entered into an asset purchase agreement to acquire tax-specific artificial intelligence (“AI”) capabilities to more effectively manage the complexity of tax mapping. We will also be launching a product that leverages generative AI to deliver accurate and timely product and tax category mapping.

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

Human Capital

Our culture is the foundation of everything we do, guided by a common purpose to build trusted relationships at work, in business and in our communities. We strive to be a values-driven employer of choice who attracts, retains, and inspires talented professionals to achieve their full potential. Vertex received recognition in 2024 as a “Best Place to Work” from Built In, reflecting the value we place on our people and environment. We create and nurture an engaging work environment that embodies our core values of collaboration, performance, integrity, innovation, and fun, and we actively support our employees' participation in Business Resource Groups (“BRGs”), community service, and philanthropy.

As of December 31, 2024, we had over 1,900 full-time employees. Of these employees, 76% were based in the U.S., 14% based in Europe and 10% in other countries. We believe we have a strong relationship with our employees, and we have not experienced any work stoppages.

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

We will be launching a product leveraging generative AI and may incorporate other AI solutions into our platform, offerings, and/or services, and these solutions may grow over time and become significant in our operations. If the content, analyses, or recommendations that our product leveraging generative AI assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, operations, or financial condition may be adversely and materially affected. The use of AI applications have resulted in cybersecurity incidents that implicate the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and operations. The legal and regulatory environment governing AI is evolving and creates uncertainty and new laws may cause us to modify our AI strategy or implementation of technology leveraging AI functionality.  AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability.

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

We rely upon internal processes and information systems to support key business functions, including our assessment of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. The efficient operation of these processes and systems is critical, and these processes and systems need to be scalable to support our growth. Our ERP system integrates multiple business areas and other systems across the organization. Any issues, problems, and errors in the operation of the ERP system or the other connected systems may impact our continued ability to successfully operate our business or to timely and accurately report our financial results. In addition, failure of the controls governing the operation of our ERP system could harm our results of operations or cause us to fail to meet our reporting obligations.

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

Our financial performance depends, in part, on the state of the economy, both in the U.S. and globally. Declining levels of economic activity may lead to declines in spending and customer revenue, which may result in decreased revenue for us. Concern about the strength of the economy, or the economic uncertainty created by the changing legal, regulatory, or taxation landscape in the United States, may slow the rate at which businesses of all sizes are willing to hire an outside vendor to perform the determination and remittance of their transaction taxes and filing of related returns. If our customers and potential customers experience financial hardship as a result of a weak or uncertain economy, industry consolidation or other factors, the overall demand for our solutions could decrease. If economic conditions worsen, our business, results of operations, financial condition and cash flows could be harmed. There is no guarantee that we will be able to offset inflationary pressure through price increases, and a sustained increase in inflation could have an adverse impact on our operating expenses our business, results of operations, financial condition and cash flows. The extent of these effects on our business and financial results will depend largely on future developments, which are highly uncertain and cannot be predicted.

Natural disasters, epidemic or pandemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise have a material adverse effect on our business, financial performance and results of operations.

The occurrence of one or more major natural disasters, unusual weather conditions, epidemic or pandemic outbreaks, terrorist attacks or disruptive political events, each of which is out of our control, may result in reduced consumer and supplier spending and transactions, which in turn could cause our revenues to decline and our business to suffer. Natural disasters including tornados, hurricanes, floods and earthquakes may damage the facilities of our customers or those of their suppliers or retailers or their other operations, which could lead to reduced revenue for our customers and thus could result in declines in our revenue that is aligned with customer transaction volume. In addition, a global epidemic or pandemic outbreak may have a material adverse effect on global economic conditions, consumer spending and the stability of global financial markets. Similarly, terrorist attacks or disruptive political events, such as the imposition of retaliatory tariffs or governmental trade or price manipulation, could cause our customers, or their customers, to defer spending plans or otherwise reduce their economic activity. If any of the foregoing risks were to be realized, it could have a material adverse effect on our business, financial performance and results of operations.

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

We are a “controlled company” within the meaning of the NASDAQ Rules and, as a result, expect to qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

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

These requirements will not apply to us as long as we remain a controlled company. We have in the past and may in the future rely on the exemptions afforded to a “controlled company” from the corporate governance requirements described above. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ Global Market.

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.

In April 2024, we incurred $345.0 million aggregate principal amount of indebtedness as a result of the issuance of the Company’s 0.750% Convertible Senior Notes due 2029 (the “Notes”). As of December 31, 2024, we had approximately $923.4 million of indebtedness, excluding indebtedness of our subsidiaries and intercompany liabilities. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the Notes (the “Indenture”) from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture that could have the effect of diminishing our ability to make payments on our indebtedness when due. Each of our Line of Credit and Term Loan restricts our ability to incur additional indebtedness, including secured indebtedness, but if the respective facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) published Accounting Standards Update (“ASU”) 2020-06, which simplifies certain of the accounting standards that apply to convertible notes. In accordance with ASU 2020-06, the Notes are reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the Notes, net of issuance costs. The issuance costs are treated as a debt discount for accounting purposes, and are amortized into interest expense over the term of the Notes. As a result of this amortization, the interest expense that we recognize for the Notes for accounting purposes is greater than the cash interest payments we pay on the Notes, which results in lower reported income or higher reported loss.

In addition, the shares underlying the Notes are reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, if the conversion value of the Notes exceeds their principal amount for a reporting period, then we calculate our diluted earnings per share assuming that all of the Notes were converted at the beginning of the reporting period and that we issued shares of our Class A common stock to settle the excess. However, if reflecting the Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Notes does not exceed their principal amount for a reporting period, then the shares underlying the Notes are not reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

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

In connection with the pricing of the Notes, we entered into Capped Call Transactions (as defined in Note 10, “Debt” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K) with certain Option Counterparties (also defined in Note 10, “Debt”). The Capped Call Transactions are expected generally to reduce the potential dilution upon any conversion of the Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap.

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

Our Chief Operating Officer and General Counsel manage the cybersecurity risk management program. The Vertex Executive Leadership Team has oversight over their management and the program. Our Chief Operating Officer is responsible for managing and mitigating our material risks from cybersecurity threats. His team of information security professionals manage our internal cybersecurity personnel and our retained external cybersecurity consultants. Our Chief Operating Officer has over twenty-five years of leadership experience in global business operations, including information security and compliance. Our General Counsel has overall management responsibility of cybersecurity risks. His team of attorneys and certified risk professional assess cybersecurity risks, assist the information security team with mitigating identified risks, and aligns the management of cybersecurity risks with the management of enterprise risks. Our General Counsel’s experience includes over twenty years in positions of leadership in global organizations supervising compliance and risk professionals.

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

We also lease offices in Naperville, Illinois; Frankfurt, Germany; Sao Paulo, Brazil; Chennai, India; Killorglin, Ireland; Cork, Ireland; and Vienna, Austria.

We believe our facilities are adequate for our current and presently foreseeable needs.

Item 3.     Legal Proceedings

On January 25, 2022, we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interference with our contractual relations and to prohibit the disclosure in any way of our confidential, proprietary and/or trade secret information. We are also seeking monetary damages, including punitive damages and attorney’s fees. As of December 31, 2024, the matter remains before the Court and is proceeding through the discovery process. We believe the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

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

Holders

As of December 31, 2024, we had 6 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

As of December 31, 2024, there were 22 stockholders of record of our Class B common stock.

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

Stock Performance Graph

The graph below(1) compares the cumulative total return on our Class A common stock with that of the S&P 500 Index(2) and the NASDAQ U.S. Benchmark Software TR Index(3). The period shown commences on July 28, 2020, and ends on December 31, 2024, the end of our most recent fiscal year. The graph assumes an investment of $100 in each of the aforementioned on the close of market on July 28, 2020. The stock price performance graph is not necessarily indicative of future price performance.

1 Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2025.

2 S&P 500 Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

3 NASDAQ Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

	Base Date
Company / Index	7/28/20	12/31/20	6/30/21	12/31/21	6/30/22	12/31/22	6/30/23	12/31/23	6/30/24	12/31/24
Vertex, Inc.	$100.00	$145.62	$91.67	$66.31	$47.33	$60.62	$81.46	$112.53	$150.57	$222.82
S&P 500	$100.00	$116.12	$133.83	$149.46	$119.63	$122.39	$143.07	$154.56	$178.20	$193.23
NASDAQ U.S. Benchmark Software TR	$100.00	$114.08	$132.90	$149.28	$106.79	$100.01	$140.52	$159.09	$180.49	$187.69

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

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Annual Report on Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

Vertex is a leading global provider of indirect tax software and solutions. Our mission is to deliver the most trusted tax technology enabling global businesses to transact, comply, and grow with confidence. Vertex provides cloud-based and on-premise solutions that can be tailored to specific industries for every major line of indirect tax, including sales and consumer use, value added (including e-invoicing), and payroll. Headquartered in North America, and with offices in South America and Europe, Vertex employs over 1,900 professionals and serves companies across the globe.

We derive the majority of our revenue from software subscriptions. These subscriptions include use of our software and ongoing monthly content updates. Our software is offered on a subscription basis to our customers, regardless of their deployment preferences. On-premise subscriptions and cloud-based subscriptions are typically sold through one- to three-year contracts. We bill the majority of our customers annually in advance of the subscription period.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments, or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift toward cloud deployment models. Cloud-based subscription sales to new customers have grown at a significantly faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 49% and 45% of software subscription revenues from cloud-based subscriptions in 2024 and 2023, respectively. While our on-premise software subscription revenues comprised 51% and 55% of our software subscription revenues for 2024 and 2023, respectively, they continue to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

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

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenues of $666.8 million and $572.4 million in 2024 and 2023, respectively. We had net losses of $(52.7) million and $(13.1) million in 2024 and 2023, respectively. These amounts are presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”).

We define Adjusted EBITDA as net income or loss before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), income tax expense or benefit, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, changes in the settlement value of deferred purchase commitment liabilities recorded as interest expense, and transaction costs. Adjusted EBITDA was $151.9 million and $100.8 million in 2024 and 2023, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Key Business Metrics” and “Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

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

Retention and expansion of revenues from existing customers. Given the breadth of our customer base and their own internal growth, the majority of our revenues and revenue growth comes from existing customers. This revenue growth is comprised of the acquisition of new licenses for additional products, increases in subscription fees due to expanded usage of currently licensed software and price increases. We plan to continue to invest in new innovations and offerings and in our sales and marketing teams in order to support the ongoing strong retention and expansion of revenues with our existing customers. We continually invest in and focus on elevating and delivering exceptional experiences for our customers, while aiming to build strong, long-term relationships with them. We monitor our net revenue retention rate (“NRR”) in order to understand our ability to retain and grow revenues from our customers. Our NRR was 109% and 113% in 2024 and 2023, respectively. We believe our gross revenue retention rate (“GRR”) provides insight into and demonstrates to investors our ability to retain revenues from our existing customers. Our GRR was 95% in both 2024 and 2023. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Key Business Metrics– Net Revenue Retention Rate and Gross Revenue Retention Rate” and for further discussion.

Acquire new customers. Our solutions address the complexity of aligning commerce and compliance, and we believe the market for our software and solutions is large and underpenetrated, both in the U.S. and globally. As enterprise and mid-market companies continue to expand their business operations—both through their product and service offerings and their global footprint—we expect demand for our tax and e-invoicing solutions to increase due to the fact that legacy solutions such as spreadsheets, manual processes, native ERP functionality, or home-built solutions are error prone, inefficient, and cannot scale. We plan to continue to invest in our sales and marketing teams and our solution development in order to address this increased demand from new customers. This increased investment will result in increases in expenses in advance of revenues attributable to these investments.

Broaden and deepen our partner ecosystem. We have an extensive network of partners that spans ERP, CRM, procurement, billing, POS, and eCommerce platforms. Our partners enhance the coverage and adoption of our solutions and promote our thought leadership. We leverage our partnerships to maximize the benefits of our solutions for our customers and to identify new customer opportunities. By forming additional strategic alliances with participants in the global digital transformation, such as payments and eCommerce platforms, we can continue to expand our exposure to all transactions, business-to-consumer, business-to-business, and business-to-government.

Continued innovation of our software. With the pace of change in commerce and compliance, we believe it is important to continue innovating and extending the functionality and breadth of our software. We plan to continue investing to further enhance our content and the speed and usability of our software. Historically such innovation has been accomplished through internal development efforts. However, we may pursue acquisitions, development arrangements with partners or similar activities to accelerate these investments. We believe continuing to enhance our existing software and expanding our tax content and increasing jurisdictional coverage with our e-invoicing solutions will increase our ability to generate revenues by broadening the appeal of our software to new customers as well as increasing our engagement with existing customers. Refer to Note 3, “Acquisitions” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K for a discussion of our  acquisitions.

Investing in growth and scaling our business. We believe that our market opportunity is large, and we will continue to invest significantly in scaling across organizational functions in order to support the anticipated growth in our operations both domestically and internationally. Any investments we make in our research and development and our sales and marketing organization will occur in advance of experiencing the benefits from such investments; therefore, it may be difficult for us to determine if we are efficiently allocating resources in those areas. The company may pursue acquisitions or partner arrangements to accelerate its growth initiatives. Refer to Note 3, “Acquisitions” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K for a discussion of our acquisitions.

Customer migration to cloud solutions. Over time, we expect a continued shift to our cloud solutions by our existing and newly acquired customers. When existing customers migrate from our on-premise to our cloud-based solutions, this generally has a favorable impact on our long-term ARR due to price structures and opportunities to promote additional license sales. Over recent years, cloud sales to new customers have grown at a faster rate than sales of on-premise solutions, which is a trend that we expect to continue over time. We generated 49% and 45% of software subscription revenues from cloud-based subscriptions in 2024 and 2023, respectively. We host our cloud-based subscriptions. To the extent that revenues from our cloud-based solutions continue to increase as a percentage of total revenues, our gross margin may decrease as we scale our multi-cloud offerings to support future growth.

Recent Developments

Issuance of Convertible Senior Notes

On April 26, 2024, we closed our offering of $345.0 million aggregate principal amount of 0.750% Convertible Senior Notes due 2029 (the “Notes”) to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee. The Notes included an additional $45.0 million aggregate principal amount of Notes, issued pursuant to the full exercise by the initial purchasers of the Notes of their option to purchase additional Notes.

The net proceeds from the offering of the Notes were $333.7 million after deducting the initial purchasers’ discount and commissions, and other transaction and offering expenses. We used $42.4 million of the net proceeds from this offering to fund the cost of the Capped Call Transactions (as defined in Note 10, “Debt” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K) and intend to use the remainder for working capital or other general corporate expenses, which may include capital expenditures, potential acquisitions, and strategic transactions.

For further information on the Notes, refer to Note 10, “Debt” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Artificial Intelligence Tax Categorization Acquisition

On May 31, 2024, we paid approximately $6.1 million to enter into an asset purchase agreement to acquire tax-specific artificial intelligence (“AI”) capabilities, designed to more effectively manage the complexity of tax mapping. The acquisition will accelerate our AI innovation strategy to help global companies manage tax complexity with greater speed and scale. The purchase agreement includes the potential for earn-out payments and referral fees over a five-year period. For further information, refer to Note 3, “Acquisitions” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Systax Acquisition

During the second quarter of 2024, we paid $9.6 million to acquire the remaining 20% equity interest of Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software. On June 5, 2024, Systax became a wholly owned subsidiary of the Company. For further information, refer to Note 5, “Financial Instruments and Fair Value Measurements” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

Total purchase consideration for the ecosio acquisition was $169.0 million, net of $0.8 cash acquired and included contingent consideration liabilities included in the consideration are in the form of cash (the “Cash Earn-outs”), with an aggregate of up to $94.4 million, and stock, with an aggregate value of up to $35.0 million (the “Stock Earn-outs”, together with the Cash Earn-outs, the “Earn-outs”), assuming maximum payouts. For further information, refer to Note 3, “Acquisitions” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

Revenue is impacted by the timing of sales and our customers’ growth or contractions resulting in their need to expand or contract their subscription usage, the purchase of new solutions, or the non-renewal of existing solutions. In addition, revenue will fluctuate with the cessation of extended product support fees charged for older versions of our software subscription solutions when they are retired and these fees are no longer charged. Contracts for on-premise licenses permit cancellations at the end of the license term. Legacy cloud-based subscription contracts for multi-year periods previously provided customers the right to terminate their contract for services prior to the end of the subscription period at a significant penalty. This penalty requires the payment of a percentage of the remaining months of the then-current contract term. Current cloud-based contracts do not contain such termination rights. Terminations of cloud-based subscriptions prior to the end of the subscription term have occurred infrequently, and the impact has been immaterial. The allowance for subscription and non-renewal cancellations reflects an estimate of the amount of such cancellations and non-renewals based on past experience, current information, and forward-looking economic considerations.

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

Cost of Revenue

Software Subscriptions

Cost of software subscriptions revenue consists of costs related to providing and supporting our software subscriptions and includes personnel and related expenses, including salaries, benefits, bonuses, and stock-based compensation. In addition, cost of revenue includes direct costs associated with information technology, such as data center and software hosting costs, and tax content maintenance. Cost of software subscriptions revenue also includes amortization associated with capitalized internal-use software for cloud-based subscription solutions and software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of certain acquired intangible assets. We plan to continue to significantly expand our infrastructure and personnel to support our future growth and increases in transaction volumes of our cloud-based solutions, including through acquisitions. We expect growth in our business will result in an increase in cost of software subscriptions revenue in absolute dollars.

Services

Cost of services revenue consists of direct costs of software subscription-related services and our managed services offering. These costs include personnel and related expenses, including salaries, benefits, bonuses, stock-based compensation, and the cost of third-party contractors and other direct expenses. We plan to continue to expand our infrastructure and personnel as necessary to support our future growth in our managed service offerings and related increases in our service revenue. We expect growth in our business will result in an increase in the cost of services revenue in absolute dollars.

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

Selling and Marketing Expenses

Selling and marketing expenses consist primarily of personnel and related expenses in support of sales and marketing efforts. These costs include salaries, benefits, bonuses, and stock-based compensation. In addition, selling and marketing expenses include costs related to advertising and promotion efforts, branding costs, partner-based commissions, costs associated with our annual customer conferences and amortization of certain acquired intangible assets. We intend to continue to invest in our sales and marketing capabilities in the future to continue to increase our brand awareness and expect these costs to increase on an absolute dollar basis as we grow our business and continue to expand our market and partner ecosystem penetration. Sales and marketing expense in absolute dollars and as a percentage of total revenue may fluctuate from period-to-period based on total revenue levels and the timing of our investments in our sales and marketing functions, as these investments will occur in advance of experiencing the benefits from such investments and may vary in scope and scale over future periods.

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, information technology, legal, risk management, facilities, and human resources staffing, including salaries, benefits, bonuses, severance, stock-based compensation, professional fees, insurance premiums, facility costs, amortization of cloud computing arrangement implementation costs, and other internal support and infrastructure costs.

We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations, hire additional personnel, and integrate current and future acquisitions.

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

Change in Fair Value of Acquisition Contingent Earn-Outs

The change in fair value of acquisition contingent earn-outs consists of fair value adjustments to our Cash Earn-outs and Stock Earn-outs related to our 2024 acquisition of ecosio. The Earn-outs will be revalued and adjusted quarterly until the end of the Earn-out periods.

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

Interest Expense (Income), net

Interest expense (income), net reflects the net amount of interest expense and interest income over the same period.

Interest expense consists primarily of interest incurred related to the Notes, Term Loan, Credit Agreement, and leases. Interest expense includes amortization of deferred financing fees over the term of the credit facility or write-downs of such costs upon redemption of debt. Interest expense will vary as a result of fluctuations in the level of debt outstanding as well as interest rates on such debt. In addition, interest expense will include adjustments to the fair value of contracts that may be entered into to hedge risks associated with currency fluctuations for cash receipts or cash payments denominated in currencies other than U.S. dollars and which do not qualify for hedge accounting, as well as changes in the settlement value of the future payment obligation for the Systax acquisition, which was fully settled on June 5, 2024.

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

Vertex and its subsidiaries are generally taxed at the corporate level, and the income tax provision or benefit is based on the income or loss sourced to the U.S. federal and state jurisdictions as well as foreign jurisdictions at the tax rates applicable in those jurisdictions.

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

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Revenues:
Software subscriptions	$567,124	$480,830	$86,294	17.9%
Services	99,652	91,557	8,095	8.8%
Total revenues	666,776	572,387	94,389	16.5%
Cost of revenues:
Software subscriptions (1)	175,580	162,920	12,660	7.8%
Services (1)	65,071	60,888	4,183	6.9%
Total cost of revenues	240,651	223,808	16,843	7.5%
Gross profit	426,125	348,579	77,546	22.2%
Operating expenses:
Research and development (1)	66,666	58,212	8,454	14.5%
Selling and marketing (1)	170,574	140,237	30,337	21.6%
General and administrative (1)	152,835	145,936	6,899	4.7%
Depreciation and amortization	20,953	15,202	5,751	37.8%
Change in fair value of acquisition contingent earn-outs	17,500	—	17,500	NM
Other operating expense (income), net	(175)	6,502	(6,677)	(102.7)%
Total operating expenses	428,353	366,089	62,264	17.0%
Loss from operations	(2,228)	(17,510)	15,282	(87.3)%
Other (income) expense:
Interest expense (income), net	(4,137)	4,164	(8,301)	(199.4)%
Income (loss) before income taxes	1,909	(21,674)	23,583	(108.8)%
Income tax expense (benefit)	54,638	(8,581)	63,219	(736.7)%
Net loss	(52,729)	(13,093)	(39,636)	302.7%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	24,150	(5,978)	30,128	(504.0)%
Unrealized (gain) loss on investments, net of tax	(13)	(32)	19	NM
Total other comprehensive (income) loss, net of tax	24,137	(6,010)	30,147	(501.6)%
Total comprehensive loss	$(76,866)	$(7,083)	$(69,783)	985.2%
NM: Not meaningful

(1) Includes stock-based compensation expenses as follows in the table below.

	For the year ended December 31,
(Dollars in thousands)	2024	2023
Stock-based compensation expense:
Cost of revenues, software subscriptions	$4,349	$2,834
Cost of revenues, services	2,768	1,846
Research and development	9,548	5,994
Selling and marketing	13,204	8,380
General and administrative	17,556	14,865
Total stock-based compensation expense	$47,425	$33,919

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the year ended December 31,
	2024	2023
Revenues:
Software subscriptions	85.1%	84.0%
Services	14.9%	16.0%
Total revenues	100.0%	100.0%
Cost of revenues:
Software subscriptions	26.3%	28.5%
Services	9.8%	10.6%
Total cost of revenues	36.1%	39.1%
Gross profit	63.9%	60.9%
Operating expenses:
Research and development	10.0%	10.2%
Selling and marketing	25.6%	24.5%
General and administrative	22.9%	25.5%
Depreciation and amortization	3.1%	2.7%
Change in fair value of acquisition contingent earn-outs	2.6%	—%
Other operating expense (income), net	—%	1.1%
Total operating expenses	64.2%	64.0%
Loss from operations	(0.3)%	(3.1)%
Interest expense (income), net	(0.6)%	0.7%
Income (loss) before income taxes	0.3%	(3.8)%
Income tax expense (benefit)	8.2%	(1.5)%
Net loss	(7.9)%	(2.3)%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	3.6%	(1.0)%
Unrealized (gain) loss on investments, net of tax	—%	—%
Total other comprehensive (income) loss, net of tax	3.6%	(1.0)%
Total comprehensive loss	(11.5)%	(1.3)%

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenues

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Revenues:
Software subscriptions	$567,124	$480,830	$86,294	17.9%
Services	99,652	91,557	8,095	8.8%
Total revenues	$666,776	$572,387	$94,389	16.5%

Revenues increased $94.4 million, or 16.5%, to $666.8 million in 2024 compared to $572.4 million in 2023. The increase in software subscriptions revenues of $86.3 million, or 17.9%, was primarily driven by an increase of $80.5 million from cross selling new products to existing customers, increases from expanded use of our products and services, and price increases. Software subscriptions revenues derived from new customers averaged 6.3% and 6.2% of total software subscriptions revenues in 2024 and 2023, respectively.

The $8.1 million increase in services revenues was primarily driven by an increase of $2.7 million in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and upgrading existing customers to newer versions of our solutions. In addition, our managed services offering experienced a $5.4 million increase in recurring services revenues over the prior year due to returns processing volume increases related to regulatory changes as customers expanded their tax filings into more jurisdictions.

Cost of Software Subscriptions Revenues

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Cost of software subscriptions revenues	$175,580	$162,920	$12,660	7.8%

Cost of software subscriptions revenues increased $12.7 million, or 7.8%, to $175.6 million in 2024 compared to $162.9 million in 2023. This increase was primarily driven by a $5.9 million increase in costs of personnel supporting period-over-period growth of sales and customers, and ongoing hosting and infrastructure investments to support expansion of customer transaction volumes for our cloud-based subscription customers. In addition, we experienced an increase in depreciation and amortization of capitalized software and acquired intangible assets of $5.3 million associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the amortization of acquired intangible assets. Lastly, stock-based compensation increased by $1.5 million for the twelve months ended December 31, 2024, over the same period in 2023.

Cost of Services Revenues

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Cost of services revenues	$65,071	$60,888	$4,183	6.9%

Cost of services revenues increased $4.2 million, or 6.9%, to $65.1 million in 2024 compared to $60.9 million in 2023. This increase was primarily driven by a $3.3 million increase in costs of service delivery personnel to support revenue growth in software-subscription related services and our managed services offering. In addition, this amount includes an increase in stock-based compensation of $0.9 million for the twelve months ended December 31, 2024, over the same period in 2023.

Research and Development

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Research and development	$66,666	$58,212	$8,454	14.5%

Research and development expenses increased $8.5 million, or 14.5%, to $66.7 million in 2024 compared to $58.2 million in 2023. This increase was primarily due to a $4.9 million increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces (“APIs”) to customer enterprise resource planning (“ERP”)  and other software platforms. In addition, this amount includes an increase in stock-based compensation of $3.6 million for the twelve months ended December 31, 2024, over the same period in 2023. Research and development expenses exclude those costs that have been capitalized for solutions that have met our capitalization policy.

Selling and Marketing

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Selling and marketing	$170,574	$140,237	$30,337	21.6%

Selling and marketing expenses increased $30.3 million, or 21.6%, to $170.6 million in 2024 compared to $140.2 million in 2023, primarily driven by a $15.6 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. In addition, this included an increase of $10.0 million in advertising and promotional spending related to expanded brand awareness efforts. Lastly, there was an increase in stock-based compensation of $4.8 million.

General and Administrative

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
General and administrative	$152,835	$145,936	$6,899	4.7%

General and administrative expenses increased $6.9 million, or 4.7%, to $152.8 million in 2024 compared to $145.9 million in 2023, primarily driven by an increase of $2.8 million associated with planned strategic investments in information technology infrastructure, business process re-engineering, and other initiatives to drive future operating leverage. This increase also reflects investments in employees, systems, and other resources in support of our growth. Additionally, there was an increase of $1.4 million for the amortization of capitalized cloud computing implementation costs related to our ERP modernization initiative which was completed in 2023. Lastly, there was an increase in stock-based compensation of $2.7 million for the year ended December 31, 2024, over the same period in 2023.

Depreciation and Amortization

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Depreciation and amortization	$20,953	$15,202	$5,751	37.8%

Depreciation and amortization increased $5.8 million, or 37.8%, to $21.0 million in 2024 compared to $15.2 million in 2023. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized infrastructure costs to support our growth.

Change in Fair Value of Acquisition Contingent Earn-outs

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Change in fair value of acquisition contingent earn-outs	$17,500	$—	$17,500	NM
NM: Not meaningful.

Change in fair value of acquisition contingent earn-outs increased $17.5 million from the prior year due entirely to adjustments to the fair values of our ecosio acquisition contingent Cash Earn-outs and Stock Earn-outs of $3,365 and $14,135, respectively, recorded for the year ended December 31, 2024. For further information, refer to Note 3, “Acquisitions” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Other Operating Expense, Net

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Other operating expense (income), net	$(175)	$6,502	$(6,677)	(102.7)%

Other operating expense, net decreased $6.7 million, to $0.2 million of income in 2024 compared to $6.5 million of expense in 2023. Other operating expense (income), net for the year ended December 31, 2024 was primarily comprised of a $2.5 million decrease in the contingent consideration liability associated with our 2021 acquisition of Tellutax, LLC (“Tellutax”), which was partially offset by $1.2 million of transaction costs associated with our recent acquisitions, and

$1.1 million in foreign currency losses.  Other operating expense (income), net for the year ended December 31, 2023 was primarily comprised of $4.9 million related to costs associated with a public tender offer, which occurred in December  2023, and was later withdrawn in January 2024, as well as a $1.5 million increase in the contingent consideration liability associated with our acquisition of Tellutax, and $0.1 million in foreign currency losses.

Interest Expense (Income), Net

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Interest expense (income), net	$(4,137)	$4,164	$(8,301)	(199.4)%

Interest expense, net decreased $8.3 million, or 199.4%, to $4.1 million of income in 2024 compared to $4.2 million of expense in 2023. This change was primarily due to several factors: (i) an increase in interest and dividend income of $7.4 million, mainly attributed to higher investment balances in 2024 compared to 2023; (ii) a $2.0 million decrease in interest costs related to the paydown of our Term Loan in 2024; and (iii) a $1.9 million decrease in interest expense, comprised of $4.2 million from the roll-off of the deferred purchase commitment liability associated with our acquisition of Systax, which was partially offset by an increase of $2.3 million in interest related to our Notes. Increases in interest income in 2024 were partially offset by (i) a $1.0 million decrease in the valuation of our foreign currency forward contracts due to market fluctuations and (ii) a $2.0 increase in interest expense related to deferred financing costs associated with the issuance of our Notes.

Income Tax Expense (Benefit)

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023	Year-Over-Year change
Income tax expense (benefit)	$54,638	$(8,581)	$63,219	(736.7)%

Income tax expense was $54.6 million in 2024 as compared to an income tax benefit of $8.6 million in 2023. This change was primarily driven by changes in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, nondeductible purchase commitment and contingent consideration liabilities, and pre-tax income, partially offset by the favorable impact of tax benefits on exercises and vesting of stock awards, net of limitations on deductions of certain employees’ compensation under Internal Revenue Code (“IRC”) Section 162(m).

During the fourth quarter of 2024, we established a valuation allowance against our U.S. deferred tax assets as it was determined to be more likely than not that these assets will not be realized. This determination was made based on weighing all negative evidence, specifically cumulative losses recognized in our U.S. entity over the past three years. These cumulative losses were mainly due to significant windfall tax benefits realized from the exercises of stock options during the fourth quarter of 2024, driven by an increase in our Class A common stock price during that period. Despite positive evidence of projected future business profitability in our U.S. entity, management determined that this did not outweigh the negative evidence to allow us to conclude it was more likely than not the deferred tax assets would be realized and therefore we recorded a full valuation allowance against these U.S. deferred tax assets as of December 31, 2024.

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

Outlook

In 2025, we are forecasting continued revenue growth given our market position, strong pipeline and the secular tailwinds we are seeing in the industry. In order to capitalize on the significant growth opportunities in front of us, we plan to make further investments in ecosio to accelerate coverage across countries that have either launched or are launching e-invoicing initiatives in the coming years. Additionally, we expect to make additional research and development investments in the upcoming year for the commercialization of our AI-based Smart Categorization product, other AI-related internal tools and new product initiatives, and other emerging technologies. We believe these strategic investments will enhance our offerings and allow us to capitalize on sustainable growth opportunities.

Liquidity and Capital Resources

As of December 31, 2024, we had unrestricted cash and cash equivalents of $296.1 million, in addition to $9.2 million in investment securities with a maturity date exceeding three months, which are not included in unrestricted cash and cash equivalents. Our primary sources of capital include sales of our solutions, proceeds from bank lending facilities, and the offering of existing or future classes of stock.

Historical Cash Flows

Years Ended December 31, 2024 and 2023

The following table presents a summary of our cash flows for the periods indicated:

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023	Year-Over-Year Change
Net cash provided by operating activities	$164,821	$74,332	$90,489	121.7%
Net cash used in investing activities	(158,151)	(66,171)	(91,980)	(139.0)%
Net cash provided by (used in) financing activities	231,257	(26,482)	257,739	973.3%
Effect of foreign exchange rate changes	(1,012)	724	(1,736)	(239.8)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$236,915	$(17,597)	$254,512

Operating Activities. Net cash provided by operating activities of $164.8 million for the twelve months ended December 31, 2024 consisted of a net loss of $52.7 million, adjusted for non-cash charges of $205.7 million, and cash inflows of $16.2 million from changes in operating assets and liabilities. These items were partially offset by $4.4 million in payments for purchase commitment and contingent consideration liabilities in excess of their initial fair value. The change in operating assets and liabilities was primarily driven by an increase in deferred revenue due to customer growth during the period, which was partially offset by increases in accounts receivable, as well as prepaid expenses and other current assets, as a result of the timing of cash collections and payments.

Net cash provided by operating activities of $74.3 million for the twelve months ended December 31, 2023 consisted of a net loss of $13.1 million adjusted for non-cash charges of $107.1 million, and cash outflows of $19.7 million from changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by increases in accounts receivable, as a result of the timing of cash collections during the year, partially offset by increases in deferred revenue, accounts payable and accrued expenses, as a result of customer growth during the period and the timing of cash disbursements.

Investing Activities. Net cash used in investing activities of $158.2 million for the twelve months ended December 31, 2024 primarily consisted of investments in property and equipment, and capitalized software of $65.8 million and $21.3 million, respectively, related to investments in infrastructure, new products, and enhancements to existing products, and payments of $71.8 million related to acquisitions completed during the second and third quarters of 2024.  In addition, we invested $16.0 million in available-for-sale investment securities, which was more than offset by proceeds of $16.7 million received during the period for sales and maturities in our investment securities.  For further information on our acquisitions, refer to Note 3, “Acquisitions” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Net cash used in investing activities of $66.2 million for the twelve months ended December 31, 2023 primarily consisted of investments in property and equipment, and capitalized software of $49.3 million and $19.0 million, respectively, related to infrastructure investments to drive operating leverage and commercial solutions to support our customers. In addition, we invested $16.3 million in available-for-sale investment securities, which was more than offset by proceeds of $18.4 million received during the period for sales and maturities in our investment securities.

Financing Activities. Net cash provided by financing activities of $231.3 million for the twelve months ended December 31, 2024 consisted of $345.0 million in gross proceeds from our Notes, a $9.7 million increase in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, $8.5 million in proceeds from the exercise of stock options, and $3.0 million in proceeds from the purchase of stock under our ESPP. These transactions were partially offset by $46.9 million for the repayment of the Term Loan, $42.4 million for the purchase of the Capped Call Transactions, $21.5 million in payments for taxes related to the net share settlement of stock-based awards, $12.5 million for payments related to deferred financing costs, $7.6 million for payments on purchase commitment and contingent consideration liabilities, and $3.9 million in payments of other third-party debt.

Net cash used in financing activities of $26.5 million for the twelve months ended December 31, 2023 consisted of $20.0 million in payments for deferred purchase commitments, $9.7 million in payments for taxes related to the net share settlement of stock-based awards, $6.4 million in payments for purchase commitment and contingent consideration liabilities, $2.2 million used for principal debt repayments, and $1.0 million in payments related to deferred financing costs. These transactions were partially offset by a $5.6 million increase in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, $4.8 million in proceeds from the exercise of stock options, and $2.5 million in proceeds from the purchase of stock under our ESPP.

Sources of Credit

As of December 31, 2024, we had a credit agreement with a banking syndicate (the “Credit Agreement”) that provides a $300.0 million revolving facility (the “Line of Credit”).

The Line of Credit expires in March 2029. We are required to pay a quarterly fee on the difference between the $300.0 million allowed maximum borrowings and the unpaid principal balance outstanding under the Line of Credit at the applicable rate. Borrowings under the Credit Agreement will bear interest, at our option, at either the bank base rate plus an applicable margin (the “New Base Rate Option”) or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (the “SOFR Option”). At December 31, 2024, the New Base Rate Option and the SOFR Option applicable to the Line of Credit were 8.00% and 5.99%, respectively. There were no outstanding borrowings under the Line of Credit at December 31, 2024.

Outstanding borrowings under the Credit Agreement are collateralized by nearly all of the assets of the Company and contain financial and operating covenants. The Company was in compliance with these covenants at December 31, 2024. The Credit Agreement also limits the declaration or payment of certain dividends, not to exceed, from and after the Credit

Agreement closing date, the greater of (i) $15.0 million and (ii) 15% of Consolidated EBITDA (as defined in the Credit  Agreement) for the most recently ended period.

On April 26, 2024, we closed the Notes offering. The net proceeds from the offering of the Notes were $333.7 million, after deducting the initial purchasers’ discount and commissions, and other transaction and offering expenses.

For further information on our indebtedness, refer to Note 10, “Debt” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Material Future Cash Obligations and Commercial Commitments

Cash Requirements. We believe that our existing cash resources and our Line of Credit will be sufficient to meet our capital requirements and fund our operations for the next 12 months as well as our longer-term liquidity needs. If an early conversion notice occurs on the Notes, we have the option to pay cash, shares of our Class A common stock, or a combination of both. We expect to have access to additional sources of funds in the capital markets, and we may, from time to time, seek additional capital through a combination of additional debt and/or equity financings. If we were to raise additional funds by issuing equity securities, our stockholders may experience dilution. Debt financing, if available, may involve covenants restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders. Additional financing may not be available at all, or in amounts or on terms unacceptable to us.

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

Contractual Obligations and Commitments. Our contractual obligations and commitments as of December 31, 2024 are summarized in the table below:

	Payments Due by Year
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Notes (1)	$356,213	$2,588	$5,175	$348,450	$—
Financing lease liabilities	89	78	11	—	—
Operating lease liabilities	17,326	4,340	9,504	3,482	—
Cash Earn-outs (2)	74,400	17,900	56,500	—	—
Stock Earn-outs (2)	48,100	17,200	30,900	—	—
Purchase obligations	27,423	14,352	9,995	3,076	—
Total	$523,551	$56,458	$112,085	$355,008	$—

(1)	The table presents the principal payment made on the maturity date of the Notes. On November 1, 2028, and thereafter, holders have the right, but not the obligation, to convert their Notes. Upon conversion, we will pay or deliver, as applicable, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock at our election. Future interest payments related to the Notes of $11.2 million are included in the table. For further information, refer to Note 10, “Debt” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.
(2)	The Company has contingent consideration liabilities for Cash Earn-outs and Stock Earn-outs related to the 2024 acquisition of ecosio. For further information, refer to Note 3, “Acquisitions” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

As of December 31, 2024, we have no outstanding borrowings under the Line of Credit. The Notes are due in May 2029. We expect to continue to fund debt maturities and interest payments with cash flows generated from operations, existing cash and cash equivalents, or proceeds from additional financing. For further information on our debt obligations, refer to Note 10, “Debt” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

In connection with the pricing of the Notes on April 23, 2024, the Company entered into Capped Call Transactions. As of December 31, 2024, all of the Capped Call Transactions remained outstanding. For further information, refer to Note 10, “Debt” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

AARPC represents average annual revenue per customer and is calculated by dividing ARR by the number of software subscription customers at the end of the respective period:

	For the year ended
	December 31,
(Dollars in millions)	2024	2023	Year-Over-Year Change
Annual Recurring Revenue	$603.1	$512.5	$90.6	17.7%

ARR increased by $90.6 million, or 17.7%, at December 31, 2024, as compared to December 31, 2023. The increase was primarily driven by $47.3 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $29.5 million in growth of subscriptions of our solutions to new customers. In addition, ARR increased by $5.9 million as a result of the acquisition of the remaining ownership interests of Systax during the second quarter of 2024, and $7.9 million due to the ecosio acquisition during the third quarter of 2024. Excluding the impacts of Systax and ecosio, the ARR growth rate would have been 15.0%.

At December 31, 2024, we had 4,915 direct customers and approximately $122,706 of AARPC. At December 31, 2023, we had 4,310 direct customers and approximately $118,910 of AARPC. The increase in AARPC was primarily due to expansion of usage by existing customers and adding new customers through organic growth. Additionally, the inclusion of Systax and ecosio added 597 customers in 2024.

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

	As of December 31,
	2024	2023
Net Revenue Retention Rate	109%	113%

The 400 basis point decrease in NRR to 109% at December 31, 2024 from 113% for the same period in 2023 was primarily attributed to a decrease in customer cross-sell and additional entitlements.

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

	As of December 31,
	2024	2023
Gross Revenue Retention Rate	95%	95%

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net income or loss before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), income tax expense or benefit, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net loss was $(52.7) million and $(13.1) million in 2024 and 2023, respectively, while our net loss margin was (7.9)% and (2.3)% over the same periods, respectively. The following schedules reconcile Adjusted EBITDA and Adjusted EBITDA margin to net loss, the most closely directly comparable GAAP financial measure.

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023
Adjusted EBITDA:
Net loss	$(52,729)	$(13,093)
Interest expense (income), net (1)	(4,137)	4,164
Income tax expense (benefit)	54,638	(8,581)
Depreciation and amortization – property and equipment	20,953	15,202
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	59,302	54,048
Amortization of acquired intangible assets – selling and marketing expense	2,478	2,641
Amortization of cloud computing implementation costs – general and administrative	4,007	2,570
Stock-based compensation expense	47,425	33,919
Severance expense	3,048	3,576
Acquisition contingent consideration	(2,575)	1,549
Change in fair value of acquisition contingent earn-outs	17,500	—
Transaction costs (2)	2,032	4,853
Adjusted EBITDA	$151,942	$100,848

Adjusted EBITDA Margin:
Total revenues	$666,776	$572,387
Adjusted EBITDA margin	22.8%	17.6%
(1) The years ended December 31, 2024 and 2023 include $423 and $4,020, respectively, for the change in the settlement value of a deferred purchase commitment liability recorded as interest expense.
(2) The year ended December 31, 2023 includes costs associated with a public tender offer, which was withdrawn by the Company in January 2024.

The increase in Adjusted EBITDA of $51.1 million in 2024, as compared to 2023, was primarily driven by an increase of $85.2 million in non-GAAP gross profit, which was partially offset by a $25.7 million increase in non-GAAP selling and marketing expense, a $4.2 million increase in non-GAAP research and development expense, and a $3.3 million increase in non-GAAP general and administrative expense. The 2024 increase in Adjusted EBITDA over the prior year, reflects the impact of our previously announced strategic investments, which were predominantly made from 2020 through 2023, into information technology infrastructure, business and re-engineering processes, employees, and other initiatives. Such investments were strategically aimed to deliver consistent revenue growth, drive future earnings leverage, and expand adjusted EBITDA margins.

Adjusted EBITDA margin increased in 2024 by 520 basis points in comparison to 2023 primarily due to increased non-GAAP gross margin from our software subscriptions revenue, which was partially offset by increased operating expenses driven by our previously noted investments to enable future growth.

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

Our net cash provided by operating activities was $164.8 million and $74.3 million in 2024 and 2023, respectively, while our operating cash flow margin was 24.7% and 13.0% over the same periods, respectively. The following schedule reconciles free cash flow and free cash flow margin to net cash provided by operating activities, the most closely directly comparable GAAP financial measure.

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023
Free Cash Flow:
Cash provided by operating activities	$164,821	$74,332
Property and equipment additions	(65,769)	(49,261)
Capitalized software additions	(21,344)	(18,972)
Free cash flow	$77,708	$6,099

Free Cash Flow Margin:
Total revenues	$666,776	$572,387
Free cash flow margin	11.7%	1.1%

Free cash flow increased by $71.6 million in 2024 compared to 2023, driven primarily by a net increase of $90.5 million in cash provided by operating activities, partially offset by a year-over-year increase in investments in commercial solutions supporting our customers and infrastructure investments to drive operating leverage. Free cash flow margin increased in 2024 to 11.7% compared to 1.1% in 2023.

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

Additional Non-GAAP Financial Measures

In addition to Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow margin calculated and discussed in “Key Business Metrics,” the following additional non-GAAP financial measures are calculated and presented further below:

●	Non-GAAP cost of revenues, software subscriptions is determined by adding back to GAAP cost of revenues, software subscriptions, the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.

●	Non-GAAP cost of revenues, services is determined by adding back to GAAP cost of revenues, services, the stock-based compensation expense included in cost of revenues, services for the respective periods.

●	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.

●	Non-GAAP gross margin is determined by dividing non-GAAP gross profit by total revenues for the respective periods.

●	Non-GAAP research and development expense is determined by adding back to GAAP research and development expense the stock-based compensation expense, and transaction costs related to acquired technology included in research and development expense for the respective periods.

●	Non-GAAP selling and marketing expense is determined by adding back to GAAP selling and marketing expense the stock-based compensation expense and the amortization of acquired intangible assets included in selling and marketing expense for the respective periods.

●	Non-GAAP general and administrative expense is determined by adding back to GAAP general and administrative expense the stock-based compensation expense, amortization of cloud computing implementation costs and severance expense included in general and administrative expense for the respective periods.

●	Non-GAAP operating income is determined by adding back to GAAP loss or income from operations the stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, amortization of cloud computing implementation costs in general and administrative expense, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, and transaction costs, included in GAAP loss or income from operations for the respective periods.

●	Non-GAAP net income is determined by adding back to GAAP net income or loss the income tax benefit or expense, stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, amortization of cloud computing implementation costs in general and administrative expense, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, adjustments to the settlement value of deferred purchase commitment liabilities recorded as interest expense, and transaction costs, included in GAAP net income or loss for the respective periods to determine non-GAAP loss or income before income taxes. Non-GAAP income or loss before income taxes is then adjusted for income taxes calculated using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5%.

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

	For the year ended
	December 31,
	2024	2023
(Dollars in thousands)
Non-GAAP cost of revenues, software subscriptions	$111,929	$106,038
Non-GAAP cost of revenues, services	$62,303	$59,042
Non-GAAP gross profit	$492,544	$407,307
Non-GAAP gross margin	73.9%	71.2%
Non-GAAP research and development expense	$56,395	$52,218
Non-GAAP selling and marketing expense	$154,892	$129,216
Non-GAAP general and administrative expense	$128,224	$124,925
Non-GAAP operating income	$130,989	$85,646
Non-GAAP net income	$100,984	$63,699

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$175,580	$162,920
Stock-based compensation expense	(4,349)	(2,834)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(59,302)	(54,048)
Non-GAAP cost of revenues, software subscriptions	$111,929	$106,038

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$65,071	$60,888
Stock-based compensation expense	(2,768)	(1,846)
Non-GAAP cost of revenues, services	$62,303	$59,042

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023
Non-GAAP Gross Profit:
Gross profit	$426,125	$348,579
Stock-based compensation expense	7,117	4,680
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	59,302	54,048
Non-GAAP gross profit	$492,544	$407,307

Non-GAAP Gross Margin:
Total revenues	$666,776	$572,387
Non-GAAP gross margin	73.9%	71.2%

Non-GAAP Research and Development Expense:
Research and development expense	$66,666	$58,212
Stock-based compensation expense	(9,548)	(5,994)
Transaction costs	(723)	—
Non-GAAP research and development expense	$56,395	$52,218

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$170,574	$140,237
Stock-based compensation expense	(13,204)	(8,380)
Amortization of acquired intangible assets – selling and marketing expense	(2,478)	(2,641)
Non-GAAP selling and marketing expense	$154,892	$129,216

Non-GAAP General and Administrative Expense:
General and administrative expense	$152,835	$145,936
Stock-based compensation expense	(17,556)	(14,865)
Severance expense	(3,048)	(3,576)
Amortization of cloud computing implementation costs – general and administrative	(4,007)	(2,570)
Non-GAAP general and administrative expense	$128,224	$124,925

Non-GAAP Operating Income:
Loss from operations	$(2,228)	$(17,510)
Stock-based compensation expense	47,425	33,919
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	59,302	54,048
Amortization of acquired intangible assets – selling and marketing expense	2,478	2,641
Amortization of cloud computing implementation costs – general and administrative	4,007	2,570
Severance expense	3,048	3,576
Acquisition contingent consideration	(2,575)	1,549
Change in fair value of acquisition contingent earn-outs	17,500	—
Transaction costs	2,032	4,853
Non-GAAP operating income	$130,989	$85,646

	For the year ended
	December 31,
(Dollars in thousands)	2024	2023
Non-GAAP Net Income:
Net loss	$(52,729)	$(13,093)
Income tax expense (benefit)	54,638	(8,581)
Stock-based compensation expense	47,425	33,919
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	59,302	54,048
Amortization of acquired intangible assets – selling and marketing expense	2,478	2,641
Amortization of cloud computing implementation costs – general and administrative	4,007	2,570
Severance expense	3,048	3,576
Acquisition contingent consideration	(2,575)	1,549
Change in fair value of acquisition contingent earn-outs	17,500	—
Transaction costs (1)	2,032	4,853
Change in settlement value of deferred purchase commitment liability – interest expense	423	4,020
Non-GAAP income before income taxes	135,549	85,502
Income tax adjustment at statutory rate (2)	(34,565)	(21,803)
Non-GAAP net income	$100,984	$63,699

(1) The year ended December 31, 2023 includes costs associated with a public tender offer, which was withdrawn by the Company in January 2024.

(2) Non-GAAP income before income taxes is adjusted for income taxes using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5%.

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

Our discussion of critical accounting estimates is intended to supplement, not duplicate, our summary of significant accounting policies so that readers will have greater insight into the uncertainties involved in applying our critical accounting policies and estimates. For a summary of our significant accounting policies, see Note 1,“Summary of Significant Accounting Policies” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

Income Taxes

We estimate our income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. Vertex and its subsidiaries are generally taxed at the corporate level, and the income tax provision or benefit is based on income or loss sourced to the U.S. federal and state jurisdictions as well as foreign jurisdictions at the tax rates applicable in those jurisdictions.

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

A valuation allowance is recorded when management determines it is more likely than not that some or all the deferred tax assets will not be realized. Significant judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to realize our deferred tax assets, we rely on, in order of increasing subjectivity, taxable income in prior carryback years, the future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income using historical and projected future operating results.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 1,“Summary of Significant Accounting Policies” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had unrestricted cash and cash equivalents of $296.1 million and $68.2 million as of December 31, 2024 and 2023, respectively, and investments of $9.2 million and $9.5 million as of December 31, 2024 and 2023, respectively. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions, and in short duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

The Notes have a fixed annual interest rate; therefore, we have no financial or economic interest exposure associated with changes in interest rates. However, the fair value of fixed rate debt instruments fluctuates when interest rates change. Additionally, the fair value of the Notes can be affected when the market price of our  Class A common stock fluctuates. We carry the Notes at principal value less unamortized issuance costs on our consolidated balance sheets, and we present fair value for required disclosure purposes only.

Borrowings under our Credit Agreement will bear interest, at our option, at either the New Base Rate Option or the SOFR Option. At December 31, 2024, the New Base Rate Option and SOFR Option applicable to the Line of Credit borrowings were 8.00% and 5.99%, respectively. Because the interest rates applicable to borrowings under the Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. There were no outstanding borrowings under the Line of Credit at December 31, 2024 or 2023.

Foreign Currency Exchange Rate Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona, Indian Rupee, and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the years ended December 31, 2024, 2023, and 2022, approximately 4%, 4%, and 3% of our revenues were generated in currencies other than U.S. dollars in each respective period.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2024.

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

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

In August 2024, the Company completed the acquisition of ecosio. Based on the SEC staff guidance, management has excluded the internal controls of ecosio from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. The acquired business represented approximately 14.6% of our total assets as of December 31, 2024 (including 10.8% of goodwill and intangible assets, which were subject to corporate controls) and approximately 1.1% of our total revenues for the year ended December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Vertex, Inc.

King of Prussia, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Vertex, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements") and our report dated February 27, 2025 expressed an unqualified opinion.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of ecosio GmbH acquired during 2024, which is described in Note 3 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Crowe LLP

Oakbrook Terrace, Illinois

February 27, 2025

Item 9B.   Other Information

Second Amended and Restated Bylaws

On February 26, 2025, the Board approved and adopted the Company’s Second Amended and Restated Bylaws (the “Bylaws”) to:

●	clarify that no person may solicit proxies in support of a director nominee other than the Board’s nominees unless such person has complied with Rule 14a-19 under the Exchange Act, including applicable notice and solicitation requirements;
●	require that a stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card color other than white;
●	clarify responsibility for determining whether proposals and nominations were made in compliance with the Bylaws;
●	clarify procedures with respect to director nominations;
●	clarify the applicable record date for stockholder action by consent;
●	update provisions relating to meetings held by remote communication, access to the stockholder list, notices and other communications by means of electronic transmission.

The complete text of the Bylaws is attached hereto as Exhibit 3.2 and is incorporated herein by reference. The foregoing description of the amendments reflected in the Bylaws does not purport to be complete and is qualified in its entirety by Exhibit 3.2.

Trading Plans

On December 16, 2024, John Schwab, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 60,000 shares of Class A common stock until December 18, 2026.

On November 26, 2024, Bryan Rowland, Senior Vice President & General Counsel, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 47,621 shares of Class A common stock until September 30, 2025.

Other than as described above, during the three months ended December 31, 2024, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2024.

Our Insider Trading Policy includes our policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. This policy is included as Exhibit 19.1 hereto.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2025 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2024.

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

Item 16.   Form 10-K Summary

None.

INDEX TO EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Form of Amended and Restated Certificate of Incorporation of Vertex, Inc.	S-1/A	333-239644	3.1	07/20/20
3.2	Second Amended and Restated Bylaws of Vertex, Inc.	10-K	001-39413	3.2		X
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-239644	4.1	07/24/20
4.2	Form of Third Amended and Restated Stockholders' Agreement.	S-1/A	333-239644	4.2	07/24/20
4.3	Description of Capital Stock	10-K	333-239644	4.3	03/15/21
4.4	Indenture, dated April 26, 2024, between Vertex, Inc. and U.S. Bank Trust Company, National Association.	8-K	001-39413	4.1	04/26/24
10.1	Second Amendment to the Credit Agreement by and among Vertex, Inc., the guarantors party thereto, PNC Bank, National Association, and the lenders party thereto, dated as of March 8, 2022.	8-K	001-39413	10.1	03/09/22
10.3#	Form of Indemnification Agreement between Vertex, Inc. and each of its Executive Officers and Directors.	S-1/A	333-239644	10.3	07/20/20
10.4	2007 Stock Appreciation Plan.	S-1	333-239644	10.4	07/02/20
10.5#	Form of Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and Lisa Butler.	S-1/A	333-239644	10.5	07/20/20
10.6#	Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and David DeStefano.	S-1/A	333-239644	10.6	07/20/20
10.7#	Form of Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and Bryan Rowland.	S-1/A	333-239644	10.7	07/20/20
10.8#	Form of Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and John Schwab.	S-1/A	333-239644	10.8	07/20/20
10.9	Form of S Corporation Termination and Tax Sharing Agreement.	S-1/A	333-239644	10.9	07/20/20
10.10#	Vertex Inc. & Subsidiaries 2010 Long-Term Rewards Plan.	S-1/A	333-239644	10.10	07/20/20
10.11#	Vertex Inc. & Subsidiaries 2018 Long-Term Rewards Plan.	S-1/A	333-239644	10.11	07/20/20
10.12#	Form of Stock Option Amendment Agreement.	S-1/A	333-239644	10.12	07/20/20
10.13#	Form of Option Award Agreement under 2020 Incentive Award Plan for Amended Options.	S-1/A	333-239644	10.13	07/20/20

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

10.14#	Form of Option Award Agreement under 2020 Incentive Award Plan for Amended Stock Appreciation Rights.	S-1/A	333-239644	10.14	07/20/20
10.15#	Vertex, Inc. 2020 Incentive Award Plan.	S-1/A	333-239644	10.15	07/20/20
10.16#	Form of Option Award Agreement under 2020 Incentive Award Plan.	S-1/A	333-239644	10.16	07/20/20
10.17#	Form of Restricted Stock Award Agreement under 2020 Incentive Award Plan.	S-1/A	333-239644	10.17	07/20/20
10.18#	Form of Restricted Stock Unit Award Agreement under 2020 Incentive Award Plan.	S-1/A	333-239644	10.18	07/20/20
10.19#	Form of Stock Award Agreement under 2020 Incentive Award Plan.	S-1/A	333-239644	10.19	07/20/20
10.20	Fourth Amendment to Credit Agreement by and among Vertex, Inc., the guarantors party thereto, PNC Bank, National Association, as administrative agent, and the lenders party, thereto, dated as of April 19, 2024.	8-K	001-39413	10.1	04/23/24
10.21	Form of Capped Call Confirmation.	8-K	001-39413	10.1	04/26/24
10.22	Amended and Restated Credit Agreement by and among Vertex, Inc., the guarantors party thereto, PNC Bank, National Association, as administrative agent, and the lenders party, thereto, dated as of November 4, 2024.	8-K	001-39413	10.1	11/08/24
19.1	Insider Trading Policy.					X

21.1	List of Subsidiaries	S-1/A	333-239644	21.1	07/20/20
23.1	Consent of Crowe LLP					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

97.1#	Vertex, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39413	97.1	02/29/24
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

#    Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vertex, Inc.

Date: February 27, 2025	By:	/s/ DAVID DESTEFANO
David DeStefano
President, Chief Executive Officer and Chairperson

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID DESTEFANO	President, Chief Executive Officer and Chairperson
David DeStefano	(Principal Executive Officer)	February 27, 2025

/s/ JOHN SCHWAB	Chief Financial Officer
John Schwab	(Principal Financial Officer)	February 27, 2025

/s/ RYAN LEIB	Chief Accounting Officer
Ryan Leib	(Principal Accounting Officer)	February 27, 2025

*
Eric Andersen	Director	February 27, 2025

*
Philip Saunders	Director	February 27, 2025

*
J. Richard Stamm	Director	February 27, 2025

*
Amanda Westphal Radcliffe	Director	February 27, 2025

*
Stefanie Westphal Thompson	Director	February 27, 2025

*
Bradley Gayton	Director	February 27, 2025

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the abovenamed directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

Date: February 27, 2025	By:	/s/ BRYAN ROWLAND
Bryan Rowland
Attorney-in-Fact for Director

VERTEX, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Vertex, Inc.
King of Prussia, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vertex, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2025 expressed an unqualified opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Developed Technology and Earn-Outs in the ecosio GmbH Acquisition

As described in Notes 3 and 5, the Company completed the acquisition of ecosio GmbH for consideration of $169.83 million and the transaction was accounted for as a business combination. The acquired intangible assets included developed technology valued at $63.80 million. The total purchase consideration for the acquisition included a cash earn-out, with an aggregate of up to $94.36 million, and a stock earn-out, with an aggregate value of up to $35.00 million, collectively valued at $105.00 million as of the acquisition date.  The Company used a discounted cash flow methodology to value the acquired developed technology at fair value on the date of acquisition. The Company used a Monte Carlo simulation model to value the cash and stock earn-outs. The methods used to estimate the fair value of acquired developed technology and earn-outs involve significant assumptions. The significant assumptions applied by management in estimating the fair value of acquired developed technology included cash flow projections and discount rates.

The principal considerations for our determination that auditing the valuation of developed technology and earn-outs in the ecosio acquisition is a critical audit matter are (1) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of the developed technology acquired and earn-outs due to the significant judgment by management when developing the cash flow estimates and (2) significant audit effort was required in evaluating the significant assumptions relating to the basis and subjectivity of significant estimates, including the cash flow projections, revenue growth rates, cost of sales and margin projections, obsolescence curve, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included:

●	reading the purchase agreement
●	testing the effectiveness of controls over the valuation of developed technology and earn-outs including controls over the development of the prospective financial information and other assumptions used in the valuations
●	evaluating the appropriateness of the valuation models applied by management
●	testing the completeness, accuracy, and relevance of underlying data and reports used in the models
●	testing the reasonableness of significant assumptions, including key inputs into the cash flow projections and discount rates. Procedures considered the current performance of the acquired business, consistency with external market and industry data, and whether these assumptions were consistent with other evidence obtained in other areas of the audit
●	utilizing professionals with specialized skill and knowledge to assist in evaluating the reasonableness of significant assumptions, including the discount rates, by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable companies

/s/ Crowe LLP

We have served as the Company's auditor since 2019.

Oakbrook Terrace, Illinois

February 27, 2025

Vertex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$296,051	$68,175
Funds held for customers	30,015	20,976
Accounts receivable, net of allowance of $16,838 and $16,272, respectively	164,432	141,752
Prepaid expenses and other current assets	36,678	26,173
Investment securities available-for-sale, at fair value (amortized cost of $9,147 and $9,550, respectively)	9,157	9,545
Total current assets	536,333	266,621
Property and equipment, net of accumulated depreciation	177,559	100,734
Capitalized software, net of accumulated amortization	36,350	38,771
Goodwill and other intangible assets	363,021	260,238
Deferred commissions	27,480	21,237
Deferred income tax asset	19	41,708
Operating lease right-of-use assets	11,956	14,605
Other assets	14,073	16,013
Total assets	$1,166,791	$759,927
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$—	$2,500
Accounts payable	36,215	23,596
Accrued expenses	35,169	44,735
Customer funds obligations	27,406	17,731
Accrued salaries and benefits	14,581	12,277
Accrued variable compensation	45,507	34,105
Deferred revenue, current	339,326	290,143
Current portion of operating lease liabilities	3,995	3,717
Current portion of finance lease liabilities	77	74
Purchase commitment and contingent consideration liabilities, current	35,100	11,901
Total current liabilities	537,376	440,779
Deferred revenue, net of current portion	4,840	2,577
Debt, net of current portion	335,220	44,059
Operating lease liabilities, net of current portion	12,585	16,567
Finance lease liabilities, net of current portion	10	51
Purchase commitment and contingent consideration liabilities, net of current portion	87,400	2,600
Deferred income tax liabilities	9,918	—
Deferred other liabilities	90	313
Total liabilities	987,439	506,946
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 70,670 and 60,989 shares issued and outstanding, respectively	71	61
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 86,481 and 92,661 shares issued and outstanding, respectively	86	93
Additional paid in capital	278,389	275,155
Accumulated deficit	(53,315)	(586)
Accumulated other comprehensive loss	(45,879)	(21,742)
Total stockholders' equity	179,352	252,981
Total liabilities and stockholders' equity	$1,166,791	$759,927

The accompanying notes are an integral part of the consolidated financial statements.

Vertex, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Loss

(Amounts in thousands, except per share data)

	For the year ended December 31,
	2024	2023	2022

Revenues:
Software subscriptions	$567,124	$480,830	$415,473
Services	99,652	91,557	76,151
Total revenues	666,776	572,387	491,624
Cost of revenues:
Software subscriptions	175,580	162,920	142,071
Services	65,071	60,888	51,061
Total cost of revenues	240,651	223,808	193,132
Gross profit	426,125	348,579	298,492
Operating expenses:
Research and development	66,666	58,212	41,877
Selling and marketing	170,574	140,237	125,335
General and administrative	152,835	145,936	121,651
Depreciation and amortization	20,953	15,202	12,440
Change in fair value of acquisition contingent earn-outs	17,500	—	—
Other operating expense (income), net	(175)	6,502	5,271
Total operating expenses	428,353	366,089	306,574
Loss from operations	(2,228)	(17,510)	(8,082)
Interest expense (income), net	(4,137)	4,164	2,048
Income (loss) before income taxes	1,909	(21,674)	(10,130)
Income tax expense (benefit)	54,638	(8,581)	2,174
Net loss	(52,729)	(13,093)	(12,304)
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	24,150	(5,978)	10,219
Unrealized (gain) loss on investments, net of tax	(13)	(32)	36
Total other comprehensive (income) loss, net of tax	24,137	(6,010)	10,255
Total comprehensive loss	$(76,866)	$(7,083)	$(22,559)

Net loss per share of Class A and Class B, basic	$(0.34)	$(0.09)	$(0.08)
Net loss per share of Class A and Class B, dilutive	$(0.34)	$(0.09)	$(0.08)

The accompanying notes are an integral part of the consolidated financial statements.

Vertex, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

							Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional	Retained Earnings	Other	Total
	Class A	Common	Class B	Common	Paid In	(Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit)	Income (Loss)	Equity
Balance, January 1, 2022	42,286	$42	106,807	$107	$222,621	$24,811	$(17,497)	$230,084
Exercise of stock options, net	800	1	—	—	1,164	—	—	1,165
Shares issued upon vesting of Restricted Stock Units, net	48	—	—	—	(283)	—	—	(283)
Shares issued upon vesting of Restricted Stock Awards, net	173	—	—	—	(164)	—	—	(164)
Shares issued in connection with ESPP	207	—	—	—	1,951	—	—	1,951
Stock-based compensation expense	—	—	—	—	19,531	—	—	19,531
Class B shares exchanged for Class A shares	6,500	7	(6,500)	(7)	—	—	—	—
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	(36)	(36)
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(10,219)	(10,219)
Net loss	—	—	—	—	—	(12,304)	—	(12,304)
Balance, December 31, 2022	50,014	50	100,307	100	244,820	12,507	(27,752)	229,725
Exercise of stock options, net	2,468	3	—	—	(29)	—	—	(26)
Shares issued upon vesting of Restricted Stock Units, net	511	1	—	—	(4,690)	—	—	(4,689)
Shares issued upon vesting of Restricted Stock Awards, net	198	—	—	—	(146)	—	—	(146)
Shares issued in connection with ESPP	152	—	—	—	2,486	—	—	2,486
Stock-based compensation expense	—	—	—	—	32,714	—	—	32,714
Class B shares exchanged for Class A shares	7,646	7	(7,646)	(7)	—	—	—	—
Unrealized gain from available-for-sale investments, net of tax	—	—	—	—	—	—	32	32
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	5,978	5,978
Net loss	—	—	—	—	—	(13,093)	—	(13,093)
Balance, December 31, 2023	60,989	61	92,661	93	275,155	(586)	(21,742)	252,981
Exercise of stock options, net	2,455	2	—	—	1,435	—	—	1,437
Shares issued upon vesting of Restricted Stock Units, net	846	1	—	—	(14,205)	—	—	(14,204)
Shares issued upon vesting of Restricted Stock Awards, net	84	—	—	—	(290)	—	—	(290)
Shares issued in connection with ESPP	116	—	—	—	2,998	—	—	2,998
Stock-based compensation expense	—	—	—	—	44,811	—	—	44,811
Class B shares exchanged for Class A shares	6,180	7	(6,180)	(7)	—	—	—	—
Purchase of capped calls, net of tax	—	—	—	—	(31,517)	—	—	(31,517)
Tax impact on capped calls	—	—	—	—	2	—	—	2
Unrealized gain from available-for-sale investments, net of tax	—	—	—	—	—	—	13	13
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(24,150)	(24,150)
Net loss	—	—	—	—	—	(52,729)	—	(52,729)
Balance, December 31, 2024	70,670	$71	86,481	$86	$278,389	$(53,315)	$(45,879)	$179,352

The accompanying notes are an integral part of the consolidated financial statements.

Vertex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net loss	$(52,729)	$(13,093)	$(12,304)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	82,733	71,891	61,153
Amortization of cloud computing implementation costs	4,007	2,570	—
Provision for subscription cancellations and non-renewals	199	2,083	(196)
Amortization of deferred financing costs	2,033	266	245
Change in fair value of contingent consideration liabilities	14,925	—	—
Change in settlement value of deferred purchase commitment liability	423	—	—
Write-off of deferred financing costs	276	—	370
Stock-based compensation expense	47,425	33,919	19,729
Deferred income taxes	51,068	(11,574)	(1,345)
Non-cash operating lease costs	2,857	2,587	3,357
Other	(203)	5,335	4,052
Changes in operating assets and liabilities:
Accounts receivable	(22,076)	(45,222)	(25,665)
Prepaid expenses and other current assets	(14,207)	(6,354)	(2,171)
Deferred commissions	(6,242)	(5,774)	(2,908)
Accounts payable	11,615	9,241	1,369
Accrued expenses	(12,323)	5,837	15,064
Accrued and deferred compensation	9,232	7,516	(12,005)
Deferred revenue	51,096	18,172	30,768
Operating lease liabilities	(3,999)	(4,224)	(4,041)
Payments for purchase commitment and contingent consideration liabilities in excess of initial fair value	(4,367)	—	—
Other	3,078	1,156	(11,624)
Net cash provided by operating activities	164,821	74,332	63,848
Cash flows from investing activities:
Acquisition of businesses and assets, net of cash acquired	(71,755)	—	(474)
Property and equipment additions	(65,769)	(49,261)	(45,532)
Capitalized software additions	(21,344)	(18,972)	(14,888)
Purchase of investment securities, available-for-sale	(15,993)	(16,328)	(16,518)
Proceeds from sales and maturities of investment securities, available-for-sale	16,710	18,390	5,364
Net cash used in investing activities	(158,151)	(66,171)	(72,048)
Cash flows from financing activities:
Net increase (decrease) in customer funds obligations	9,675	5,610	(11,340)
Proceeds from term loan	—	—	50,000
Proceeds from convertible senior notes	345,000	—	—
Principal payments on long-term debt	(46,875)	(2,188)	(938)
Payments on third-party debt	(3,904)	—	—
Payment for purchase of capped calls	(42,366)	—	—
Payments for deferred financing costs	(12,541)	(1,001)	(983)
Proceeds from purchases of stock under ESPP	2,998	2,486	1,951
Payments for taxes related to net share settlement of stock-based awards	(21,516)	(9,701)	(1,104)
Proceeds from exercise of stock options	8,459	4,839	1,821
Distributions under Tax Sharing Agreement	—	—	(536)
Payments for purchase commitment and contingent consideration liabilities	(7,580)	(6,424)	(423)
Payments of finance lease liabilities	(93)	(103)	(1,354)
Payments for deferred purchase commitments	—	(20,000)	(20,000)
Net cash provided by (used in) financing activities	231,257	(26,482)	17,094
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,012)	724	(352)
Net increase (decrease) in cash, cash equivalents and restricted cash	236,915	(17,597)	8,542
Cash, cash equivalents and restricted cash, beginning of period	89,151	106,748	98,206
Cash, cash equivalents and restricted cash, end of period	$326,066	$89,151	$106,748
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$296,051	$68,175	$91,803
Restricted cash—funds held for customers	30,015	20,976	14,945
Total cash, cash equivalents and restricted cash, end of period	$326,066	$89,151	$106,748

The accompanying notes are an integral part of the consolidated financial statements.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share data)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Vertex, Inc. (“Vertex”) and its consolidated subsidiaries (collectively, the “Company”) operate as solutions providers of state, local and value added tax calculation, compliance, and analytics, offering software products that are sold through software license and software as a service (“cloud”) subscriptions. The Company also provides implementation and training services in connection with its software license and cloud subscriptions, transaction tax returns outsourcing, and other tax-related services. The Company sells to customers located throughout the United States of America (“U.S.”) and internationally.

Basis of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of the Company. All intercompany transactions have been eliminated in consolidation.

On August 30, 2024, the Company completed its acquisition of ecosio GmbH (“ecosio”). Upon its acquisition, ecosio became a wholly owned subsidiary of the Company, and its operations have been included in the Company’s consolidated financial statements commencing on the acquisition date.

The Company had an 80% and 65% controlling equity interest in Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software at December 31, 2023 and 2022, respectively. Systax was determined to be a variable interest entity and the accounts were included in the consolidated financial statements. Vertex did not have full decision-making authority over Systax; however, Vertex was the entity that most significantly participated in the variability of the fair value of Systax’s net assets and was considered the entity most closely associated to Systax. As such, Vertex was deemed the primary beneficiary of Systax and consolidated Systax into its consolidated financial statements. On June 5, 2024, Vertex acquired the remaining 20% equity interest in Systax. Systax is now a wholly owned subsidiary of the Company and continues to be consolidated into the consolidated financial statements.

Segments

The Company operates its business as one operating segment. Operating segments are defined as components of an enterprise that separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) the Company’s Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company’s CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level.

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The Company does not require collateral from its customers. Allowances are maintained for credit losses. Credit risk related to accounts receivable is limited due to the industry and geographic diversity within the Company's customer base. No single customer accounted for more than 10% of revenues for the years ended December 31, 2024, 2023, and 2022.

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

Use of Estimates

The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues, and expenses during the reporting period. Significant estimates used in preparing these consolidated financial statements include: (i) the estimated allowance for subscription cancellations; (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) allowance for credit losses on available-for-sale debt securities; (iv) the reserve for self-insurance; (v) assumptions related to achievement of technological feasibility for software developed for sale; (vi) product life cycles; (vii) estimated useful lives and potential impairment of long-lived assets, intangible assets, and capitalized cloud computing arrangement  software implementation costs; (viii) potential impairment of goodwill; (ix) determination of the fair value of tangible and intangible assets acquired, liabilities assumed, and consideration transferred in acquisitions; (x) amortization period of deferred commissions; (xi) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of certain stock-based compensation awards and Employee Stock Purchase Plan (“ESPP”) purchase rights; (xii) measurement of future purchase commitment, fair value of contingent consideration liabilities related to cash and stock earn-out payments, and contingent consideration and deferred purchase consideration liabilities associated with acquisitions; and (xiii) the potential outcome of future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. Actual results may differ from these estimates.

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Funds Held for Customers

Funds held for customers in the consolidated balance sheets represents customer funds advanced for transaction tax return payments. Funds held for customers are restricted for the sole purpose of remitting such funds to satisfy obligations on behalf of such customers and are deposited at FDIC-insured institutions. Customer obligations are included in current liabilities in the consolidated balance sheets, as the obligations are expected to be settled within one year.

Property and Equipment

Property and equipment are stated at cost or fair value when acquired and presented net of accumulated depreciation. Normal maintenance and repairs are charged to expense, while major renewals and betterments are capitalized. Assets under finance leases are recorded at the present value of future lease payments. Assets under finance leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets and are depreciated over the shorter of the asset’s useful life or lease term.

Depreciation and amortization are computed straight-line over the estimated useful lives of the assets, as follows:

Leasehold improvements	1 - 12 years
Internal-use software developed	3 - 5 years
Computer software purchased	3 - 7 years
Equipment	3 - 10 years
Furniture and fixtures	7 - 10 years

Software Development Costs

Internal-Use Software

The Company follows Accounting Standards Codification (“ASC”) 350-40 to account for development costs incurred for the costs of computer software developed or obtained for internal use. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Capitalized internal-use software costs are primarily comprised of direct and contracted labor, and related expenses. ASC 350-40 includes specific guidance on costs not to be capitalized, such as overhead, general and administrative, and training costs. Internal-use software includes software utilized for cloud-based solutions as well as software for internal systems and tools. Costs are capitalized once the project is defined, funding is committed, and it is confirmed the software will be used for its intended use. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. Internal-use software is included in internal-use software developed in property and equipment in the consolidated balance sheets once available for its intended use. Depreciation expense for internal-use software utilized for cloud-based customer solutions and for software for internal systems and tools is included in cost of revenues, software subscriptions, and depreciation and amortization, respectively, in the consolidated statements of comprehensive loss.

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

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods between three to five years and are reflected in cost of revenues - software subscriptions in the consolidated statements of comprehensive loss. Unamortized capitalized software development costs determined to be in excess of the net realizable value of the product are expensed immediately.

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

Amortization expense for capitalized cloud computing implementation costs for the years ended December 31, 2024 and 2023 were $4,007 and $2,570, respectively, and is included in general and administrative expense in the consolidated statements of comprehensive loss. There was no amortization expense for the year ended December 31, 2022.

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

Business Combinations

Upon acquisition of a company, the Company determines if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, liabilities assumed, consideration transferred and amounts attributed to noncontrolling interests, are recorded at fair value. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired, liabilities assumed, consideration transferred, and amounts attributed to noncontrolling

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

interests at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these amounts. The determination of the fair values is based on estimates and judgments made by management. The Company’s estimates of fair value are based upon assumptions it believes to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments to these values as of the acquisition date are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired, liabilities assumed, consideration transferred, and noncontrolling interests is received, and is not to exceed one year from the acquisition date (the “Measurement Period”). Thus, the Company may record adjustments to the fair value of these tangible and intangible assets acquired, liabilities assumed, consideration transferred, and noncontrolling interests, with the corresponding offset to goodwill during this Measurement Period. Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company would collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided the Company is within the Measurement Period, with any adjustments to amortization of new or previously recorded identifiable intangibles being recorded to the consolidated statements of comprehensive loss in the period in which they arise. In addition, if outside of the Measurement Period, any subsequent adjustments to the acquisition date fair values are reflected in the consolidated statements of comprehensive loss in the period in which they arise.

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

Convertible Senior Notes

The Company accounts for its Notes (as defined below) wholly as debt under ASU 2026-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20.) Debt issuance costs incurred in connection with the issuance of the Notes are reflected in the consolidated balance sheets as a direct deduction from the carrying amount of the Notes. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the contractual term of the Notes and are included within interest expense (income), net on the consolidated statements of comprehensive loss.

Capped Call Transactions

Capped call transactions cover the aggregate number of shares of the Company’s common stock that will initially underlie the Notes. The Company also determined that the capped call option contracts meet the definition of a derivative under ASC Topic 815, “Derivatives and Hedging,” but are not required to be accounted for as a derivative as they meet the scope exception outlined in the guidance. The Company determined that the freestanding capped call option contracts qualify as equity under the accounting guidance and recognized the contract by recording an entry to additional paid-in capital in stockholders’ equity in its consolidated balance sheets. The capped call options are not remeasured.

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

Stock-Based Compensation

The 2020 Incentive Award Plan (the “2020 Plan”) and the ESPP provide for the award of stock appreciation rights (“SARs”), stock options (“options”), restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance stock units (“PSUs”), and participation in the ESPP (collectively, the “awards”).

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

Stock-based compensation expense for RSAs and RSUs is based on the fair value of the Company’s underlying common stock on the date of grant. Compensation cost for RSAs and RSUs is recognized on a straight-line basis over the requisite service or performance period associated with the award. Stock-based compensation expense for PSUs is based on the fair value of the Company’s common stock on the date of grant and is subject to performance-based measurement criteria. Compensation cost for PSUs is recognized on a straight-line basis over the requisite service period associated with the award when the achievement of performance targets is deemed probable.

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

Self-insurance

The Company is self-insured for the majority of its health insurance costs, including medical claims subject to certain stop-loss provisions. Management periodically reviews the adequacy of the Company’s stop-loss insurance coverage. The Company records an estimate of claims incurred but not reported, based on management’s judgment and historical experience. Self-insurance accruals are $2,240 and $2,246 at December 31, 2024 and 2023, respectively, and are reflected in accrued salaries and benefits in the consolidated balance sheets. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

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

Revenue from deliverable-based services is recognized as services are delivered. Revenue from fixed fee services is recognized as services are performed using the cost-to-cost input method.

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

Reimbursable Costs

Reimbursable costs passed through and invoiced to customers of the Company are recorded as services revenues with the associated expenses recorded as cost of revenues, services in the consolidated statements of comprehensive loss. These amounts were $431, $17, and $133 for the years ended December 31, 2024, 2023, and 2022, respectively.

Research and Development

Research and development costs consist primarily of personnel and related expenses for research and development activities including salaries, benefits, and other compensation. Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development, and are included in the consolidated statements of comprehensive loss.

Advertising

Advertising expense is recorded as incurred and is reflected in selling and marketing expense in the consolidated statements of comprehensive loss. Total advertising expense was $26,333, $26,000, and $26,529 for the years ended December 31, 2024, 2023, and 2022, respectively.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Foreign Currency

The Company transacts business in various foreign currencies. Management has concluded that the local country’s currency is the functional currency of its foreign operations. Consequently, operating activities outside the U.S. are translated into U.S. dollars using average exchange rates, while assets and liabilities of operations outside the U.S. are translated into U.S. dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in total stockholders’ equity as a component of accumulated other comprehensive loss in the consolidated balance sheets. Related periodic movements in exchange rates are included in other comprehensive loss in the consolidated statements of comprehensive loss. Other operating expense, net in the consolidated statements of comprehensive loss includes net foreign exchange transaction (losses) of $(1,067), $(109), and $(38) for the years ended December 31, 2024, 2023, and 2022, respectively.

Investments

The Company’s investment securities portfolio consists of the following: money market mutual funds invested in high quality, short-term money market instruments which are issued and payable in U.S. dollars (“Money Market Funds”), bank and corporate issued commercial paper (“Commercial Paper”), corporate bonds (“Corporate Bonds”), and U.S. treasury securities (“Treasury Securities”). The Money Market Funds and a portion of the Commercial Paper are considered cash and cash equivalents due to their short maturity dates. These securities are carried at fair value, with the realized holding gains and (losses), net of tax, reported in the interest expense, net line of the consolidated statements of comprehensive loss. Realized holding gains and (losses), net of tax, were not material. The Money Market Funds qualify as equity securities per ASC 321, Investments – Equity Securities. The Commercial Paper, Corporate Bonds, and U.S. Treasury Securities qualify as debt securities per ASC 320, Investments– Debt Securities, and have been classified as available-for-sale as they may be liquidated and used for general corporate purposes. These securities are carried at fair value, with the unrealized holding gains and (losses), net of tax, reported in other comprehensive (income) loss and do not affect earnings until realized. None of the Company’s debt securities are classified as trading or held-to-maturity.

Income Taxes

The Company accounts for income taxes using the asset and liability method, which recognizes deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in the Company’s consolidated financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The effects of future changes in tax laws or rates are not anticipated. Vertex and its subsidiaries are generally taxed at the corporate level, and the income tax provision or benefit is based on income or loss sourced to the U.S. federal and state jurisdictions as well as foreign jurisdictions at the tax rates applicable in those jurisdictions. A valuation allowance is recorded when it is more likely than not that some or all the deferred tax assets will not be realized.

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Total Comprehensive Loss

Total comprehensive loss consists of net loss and other comprehensive (income) loss. Other comprehensive (income) loss refers to revenues, expenses, gains and losses that under U.S. GAAP are recorded as elements of stockholders' equity but are excluded from net loss. Other comprehensive (income) loss is comprised of foreign currency translation adjustments and revaluations, and unrealized (gains) losses on available-for-sale debt securities.

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

Basic and diluted net income (loss) per share attributable to common stockholders is calculated using the treasury stock and if-converted methods. The basic net income (loss) per share attributable to Class A common stockholders includes RSAs, RSUs, PSUs, and ESPP shares once vesting or purchase contingencies are resolved, and the related shares are deemed to be outstanding. The diluted net income (loss) per share attributable to Class A common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period.  For purposes of this calculation, all options to purchase shares of Class A common stock and nonvested RSAs and RSUs are considered common stock equivalents. PSUs are included in the computation of diluted net income per share only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be satisfied if the end of the reporting period were the end of the related performance period, and if the effect would be dilutive. The portion of ESPP shares for which the Company has received payments but for which the related shares are not yet issuable are also considered potential common stock equivalents. Additionally, the dilutive effect of shares issuable upon conversion of the Notes is included in the calculation of diluted EPS by application of the if-converted method. In connection with the issuance of the Notes, the Company entered into the Capped Calls Transactions, which are not included for purposes of calculating the number of diluted weighted-average shares outstanding, as their effect would be anti-dilutive. The Company has excluded the effect of its Class A common stock to be issued in connection with the Stock Earn-outs (as defined in Note 3) as the underlying performance conditions were not satisfied prior to the end of the reporting period, nor would they be satisfied if the end of the reporting period were the end of the related performance period. In periods of net loss available to common stockholders, diluted calculations are equal to basic calculations because the inclusion of potential common stock equivalents would be anti-dilutive.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Supplemental Balance Sheet Information

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of December 31,
	2024	2023
Prepaid expenses and other current assets:
Prepaid expenses	$15,223	$11,558
Unamortized cloud computing implementation costs	4,088	3,995
Prepaid insurance	1,488	521
Prepaid licenses and support	15,879	10,099
Prepaid expenses and other current assets	$36,678	$26,173

Other assets:
Unamortized cloud computing implementation costs	$10,173	$12,475
Other assets	3,900	3,538
Total other assets	$14,073	$16,013

Accrued expenses:
Accrued general expenses	$14,862	$25,998
Accrued contract labor and professional fees	15,152	13,372
Accrued income and other taxes	5,155	5,365
Accrued expenses	$35,169	$44,735

Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures are as follows for the respective periods:

	For the year ended December 31,
	2024	2023	2022
Cash paid for:
Interest	$3,287	$3,729	$2,221
Income taxes, net of refunds	8,593	5,652	3,059
Cash paid included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,679	4,019	4,240
Non-cash investing and financing activities:
Change in settlement value of deferred purchase commitment liability	423	4,020	990
Change in fair value of contingent consideration liabilities	14,925	1,549	2,300
Leased assets obtained in exchange for new finance lease liabilities	48	124	1,069

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Recently Adopted Accounting Pronouncements

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07, improve reportable segment disclosure requirements through enhanced disclosures. These new requirements include: disclosure of significant segment expenses regularly provided to the CODM, the title and position of the CODM, and the extension of certain annual disclosures to interim periods, permitting the disclosure of multiple measures of segment profit or loss, provided that certain criteria are met. The standard also clarifies that entities with a single reportable segment are subject to new and existing segment reporting requirements. Entities must adopt the changes to the segment reporting guidance on a retrospective basis. The Company adopted the standard effective for its annual period ending December 31, 2024. The adoption of the standard only impacted disclosures. See Note 16, “Segment Disclosures.”

Recently Issued Accounting Pronouncements

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

Disaggregation of Income Statement Expenses

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive  Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Entities will be required to provide disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements for both interim and annual reporting periods. The standard does not change the expense captions that an entity presents on the face of the income statement. The standard will be effective for annual periods beginning after December 15, 2026, and for interim periods for fiscal years beginning after December 15, 2027, with early adoption permitted. Entities are required to adopt the standard prospectively; however, entities are permitted to apply the amendments retrospectively to any or all prior periods presented in the financial statements. The Company is continuing to assess the potential impacts of the standard, and it does not expect this pronouncement to have a material effect on its financial statements, other than the required changes to the disclosures.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

2.REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	For the year ended December 31,
	2024	2023	2022
Software subscriptions:
Software licenses	$291,081	$266,213	$246,577
Cloud subscriptions	276,043	214,617	168,896
Software subscriptions	567,124	480,830	415,473
Services	99,652	91,557	76,151
Total revenues	$666,776	$572,387	$491,624

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. The Company’s payment terms typically range from 30-60 days. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $16,838 and $16,272 at December 31, 2024 and 2023, respectively. The allowance is adjusted for expected credit losses based on management’s assessment of collectability after considering factors including the age of each outstanding invoice, collection history of customers, current and forecasted economic conditions as well as estimated cancellations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	2024	2023	2022
Balance, beginning of period	$141,752	$102,885	$76,929
Balance, end of period	164,432	141,752	102,885
Increase	$22,680	$38,867	$25,956

A contract liability is recorded as deferred revenue on the consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period. Deferred revenue is reflected net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $12,028 and $11,741 at December 31, 2024 and 2023, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the year ended December 31,
	2024		2023		2022
	Balance	Net Change	Balance	Net Change	Balance	Net Change
Allowance balance, January 1,	$(16,272)		$(9,554)		$(9,151)
Allowance balance, December 31,	(16,838)		(16,272)		(9,554)
Change in allowance		$566		$6,718		$403
Deferred allowance balance, January 1,	11,741		7,133		6,537
Deferred allowance balance, December 31,	12,028		11,741		7,133
Change in deferred allowance		(287)		(4,608)		(596)
Net amount charged to revenues		$279		$2,110		$(193)

The amount of revenue recognized during the years ended December 31, 2024, 2023, and 2022 that was included in the opening deferred revenue balance of the same fiscal year was $290,143, $268,847, and $237,344, respectively.

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the consolidated balance sheets. The tables provide information about the balances of and changes to deferred revenue for the following periods:

	As of December 31,
	2024	2023
Balances:
Deferred revenue, current	$339,326	$290,143
Deferred revenue, non-current	4,840	2,577
Total deferred revenue	$344,166	$292,720

	For the year ended December 31,
	2024	2023	2022
Changes to deferred revenue:
Beginning balance	$292,720	$279,136	$249,010
Additional amounts deferred	718,222	585,971	521,750
Revenues recognized	(666,776)	(572,387)	(491,624)
Ending balance	$344,166	$292,720	$279,136

Deferred revenue at December 31, 2024 will be recognized as follows for all future years:

Year Ending December 31,
2025	$339,326
2026	4,840
2027	—
Total	$344,166

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

These contract costs are amortized on a straight-line basis over a period consistent with the transfer of the associated product and services to the customer, which is generally one to three years. Amortization of these costs are included in selling and marketing expense in the consolidated statements of comprehensive loss. The Company periodically reviews these contract assets to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these assets. There were no impairment losses recorded for the periods presented.

The changes to contract cost balances as of and for the following periods are:

	For the year ended December 31,
	2024	2023	2022
Deferred commissions:
Beginning balance	$21,237	$15,463	$12,555
Additions	23,736	16,552	13,913
Amortization	(17,493)	(10,778)	(11,005)
Ending balance	$27,480	$21,237	$15,463
3.

3.	ACQUISITIONS

Business Combination

ecosio GmbH

On August 30, 2024 (the “Acquisition Date”), the Company purchased 100% of the share interests in ecosio, a limited liability company incorporated under the laws of Austria and a provider of electronic data interchange (“EDI”) and e-invoicing services. The acquisition was completed with the goal of integrating ecosio’s cloud-based, scalable global network with the Company’s indirect tax solutions to enable customers to facilitate the creation, exchange, and clearance of jurisdictionally compliant e-invoices and seamlessly reconcile these invoices with their periodic filing requirements. Ecosio’s operations and offerings are being integrated into the Company’s one operating segment.

The acquisition was accounted for as a business combination. Upon its acquisition, ecosio became a wholly owned subsidiary of the Company, and its operations have been included in the Company’s consolidated financial statements commencing on the Acquisition Date.

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

The contingent consideration liabilities included in the consideration are in the form of cash, with an aggregate of up to $94,355 (the “Cash Earn-outs”), and stock, with an aggregate value of up to $35,000 (the “Stock Earn-outs,” and together with the Cash Earn-outs, the “Earn-outs”), assuming maximum payouts. The Earn-outs will be based upon ecosio’s monthly software revenues meeting specified annual targets over a three-year period. The Cash Earn-outs are payable

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

annually and also contain a catch-up mechanism. The Stock Earn-outs are payable annually and are settled in shares of the Company’s Class A common stock. The fair value of the Cash and Stock Earn-outs at acquisition was $71,000 and $34,000, respectively, and was measured on the Acquisition Date using a Monte Carlo simulation in a risk-neutral framework, calibrated to management’s revenue forecasts. The final payments may be adjusted depending on the actual amount, above or below the targets. The Stock Earn-outs are classified as a liability on the consolidated balance sheets in accordance with ASC Topic 815, “Derivatives and Hedging.” For further information on the Earn-outs, including recurring fair value adjustments, refer to Note 5, “Financial Instruments and Fair Value Measurements.”

Fair Value of Assets Acquired and Liabilities Assumed

The purchase price was allocated to the net assets acquired based on management’s determination of their estimated fair values using available information as of the Acquisition Date. The excess of purchase consideration over the net assets acquired is recorded as goodwill, which primarily reflects the existence of intangible assets not recognized under U.S. GAAP such as the value of expected future synergies, the value of the assembled workforce and other market factors. The fair values of these amounts on the Acquisition Date, which are reflected in the table below, were finalized during the fourth quarter of 2024. These amounts include Measurement Period adjustments resulting in a decrease to deferred income tax liabilities of $3,879, and various other adjustments resulting in a net reduction to goodwill of $3,841. Any subsequent adjustments to these values will be recorded in the consolidated statements of comprehensive loss in the period in which the adjustment is identified.

The following table presents the allocation of the purchase price to the assets acquired and liabilities assumed as recorded in the Company’s consolidated balance sheets as of the Acquisition Date:

August 30, 2024
Cash and cash equivalents	$788
Accounts receivable	2,068
Prepaid expenses and other current assets	475
Property and equipment (1)	63,984
Other assets	263
Goodwill (2)	119,668
Other intangibles	5,950
Accounts payable	(1,118)
Operating lease liabilities	(229)
Third-party debt	(3,904)
Accrued expenses	(5,222)
Deferred revenue	(752)
Deferred income tax	(12,142)
Total	$169,829
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

Third-party experts were engaged to assist in the valuation of identifiable intangible assets and Earn-out payments as part of the acquisition. All estimates, key assumptions, and forecasts were either provided or reviewed by the Company. Significant assumptions applied in the valuation of developed technology, tradename, and customer relationships include cash flow projections, revenue growth rates, cost of sales and margin projections, obsolescence curve, and royalty rates. While the Company chose to utilize a third-party valuation specialist for assistance, the fair value analysis and related valuations reflect the conclusions of the Company, and not those of any third-party.

Total transaction costs associated with the acquisition were $1,698 for the year ended December 31, 2024, and are recorded in other operating expense (income), net in the consolidated statements of comprehensive loss.

Asset Acquisition

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

The Company paid $6,075 in closing consideration, which included $75 in transaction costs. The purchase agreement also includes the potential for earn-out payments and referral fees to Ryan over a five-year period. The earn-out payments will be paid annually in an amount equal to the (a) applicable percentage (ranging from 0% to 35%) multiplied by (b) new sales (excluding new sales to new customers). The referral fees will be paid annually to compensate Ryan for new customers in an amount equal to 35% multiplied by new sales from such new customers. The agreement also contained the assignment and assumption of certain immaterial contracts related to the software.

Following the guidance provided under the FASB Accounting Standards Update No. 2017-01, Clarifying the Definition of a Business, the transaction was accounted for as an asset acquisition and the entire consideration was allocated to the asset and recognized as in-process internal-use software within property and equipment on the consolidated balance sheets. Once placed into service, the asset will be reported as internal-use cloud-based customer solutions software, net of accumulated amortization within property and equipment on the consolidated balance sheets and will amortize over its assigned useful life of five years.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Unaudited Pro Forma Financial Information

Unaudited proforma financial information has not been presented, as the information from the acquired companies would not have had a material impact individually or in the aggregate for the prior year periods.

4. INVESTMENTS

The table below presents the amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value aggregated by major security type as of December 31, 2024 and 2023. Accrued interest receivables of $40 and $20 as of December 31, 2024 and 2023, respectively, are not included in the tables.

	As of December 31, 2024
Investment securities available-for-sale:	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance For Credit Losses	Fair Value
Commercial Paper	$4,920	$—	$—	$—	$4,920
Corporate Bonds	250	—	—	—	250
U.S. Treasury Securities	5,970	14	(1)	—	5,983
Total investment securities available-for-sale	$11,140	$14	$(1)	$—	$11,153

	As of December 31, 2023
Investment securities available for sale:	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance For Credit Losses	Fair Value
Commercial paper	$7,169	$—	$(1)	$—	$7,168
U.S. Treasury securities	3,628	—	(7)	—	3,621
Total investment securities available for sale	$10,797	$—	$(8)	$—	$10,789

Investment Securities in a Gross Unrealized Loss Position

The table below provides the gross unrealized losses and fair value of securities available-for-sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024 and 2023. The amounts include securities available-for-sale without an allowance for credit losses. As of December 31, 2024, the Company’s available-for-sale investment securities consisted of 42 securities, 2 of which are in an immaterial unrealized loss position. As of December 31, 2023, the Company’s available-for-sale investment securities consisted of 41 securities, 24 of which are in an immaterial unrealized loss position. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities as of December 31, 2024 or 2023.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
Investment securities available-for-sale without an allowance for credit losses:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury Securities	$—	$—	$600	$(1)	$600	$(1)
Total investment securities available-for-sale	$—	$—	$600	$(1)	$600	$(1)

	As of December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
Investment securities available for sale without an allowance for credit losses:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Commercial paper	$4,472	$(1)	$—	$—	$4,472	$(1)
U.S. Treasury securities	—	—	2,043	(7)	2,043	(7)
Total investment securities available for sale	$4,472	$(1)	$2,043	$(7)	$6,515	$(8)

Maturities of Investment Securities

The table below summarizes, as of December 31, 2024, the fair value of investment securities by major security type and contractual maturity as well as the total fair value, and amortized cost of investment securities by contractual maturity. Because borrowers may have the right to call or prepay certain obligations, the expected maturities of securities are likely to differ from the scheduled contractual maturities presented below.

	As of December 31, 2024
	Due in 1 Year or Less	Due > 1 Year through 5 Years	Due > 5 Years through 10 Years	Due > 10 Years	Total
Fair value of investment securities available-for-sale:
Commercial Paper	$4,920	$—	$—	$—	$4,920
Corporate Bonds	—	250	—	—	250
U.S. Treasury Securities	2,678	3,305	—	—	5,983
Total investment securities available-for-sale	$7,598	$3,555	$—	$—	$11,153
Amortized cost of investment securities available-for-sale	$7,595	$3,545	$—	$—	$11,140

The Company’s debt securities portfolio had unaccreted discounts of $59 and $114 and had no remaining unamortized premiums as of December 2024 and 2023, respectively.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Net Securities Gains or Losses and Securities Pledged

The Company had no sales of debt securities during 2024 or 2022. During 2023, the Company had sales of debt securities totaling $2,336, resulting in a realized loss of $4. No securities were pledged during the years ended December 31, 2024, 2023 or 2022.

No net gains or losses and no unrealized gains or losses were recognized on equity securities held during the years ended December 31, 2024, 2023 or 2022.

5. Financial instruments and fair value measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s fair value for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of December 31, 2024	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$276,374	$276,374	$—	$—
Commercial Paper	4,920	—	4,920	—
Corporate Bonds	250	—	250	—
U.S. Treasury Securities	5,983	—	5,983	—
ecosio Cash Earn-outs	74,400	—	—	74,400
ecosio Stock Earn-outs	48,100	—	—	48,100
	Fair Value Measurements Using
As of December 31, 2023	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$53,049	$53,049	$—	$—
Commercial Paper	7,168	—	7,168	—
U.S. Treasury Securities	3,621	—	3,621	—
Tellutax Contingent Consideration	4,900	—	—	4,900
Foreign Currency Forward Contracts	849	—	849	—

The Company has investments in Money Market Funds, which are included in cash and cash equivalents on the consolidated balance sheets. Fair value inputs for these investments are considered Level 1 measurements within the Fair Value Hierarchy since Money Market Fund fair values are known and observable through daily published floating net asset values. Securities classified as available-for-sale are reported at fair value using Level 2 inputs. For the Commercial Paper, Corporate Bonds, and U.S. Treasury Securities, the Company believes that Level 2 designation is appropriate under ASC 820-10, Fair Value Measurements and Disclosures, as these securities are fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

ecosio Earn-outs

In connection with the August 2024 ecosio acquisition, the sellers are entitled to three annual Earn-outs based on ecosio’s achievement of certain monthly software revenue targets measured over an aggregate of 12 months and paid within 90 days after the relevant measurement period. The fair values of the Cash Earn-outs and the Stock Earn-outs were measured on the Acquisition Date using a Monte Carlo simulation in a risk-neutral framework, calibrated to management’s revenue forecasts. Additional information on the Cash Earn-outs and the Stock Earn-outs is presented in the following table below.

	Maximum	Fair Value	Fair Value
Cash Earn-outs/ Period	Payout	December 31, 2024	at Acquisition Date
Year 1 - December 1, 2024 - December 1, 2025	$19,600	$17,900	$16,700
Year 2 - December 1, 2025 - December 1, 2026	30,625	24,400	23,200
Year 3 - December 1, 2026 - December 1, 2027	44,130	32,100	31,100
Total Cash Earn-outs	$94,355	$74,400	$71,000
	Maximum	Fair Value	Fair Value
Stock Earn-outs/ Period	Payout (1)	December 31, 2024	at Acquisition Date
Year 1 - December 1, 2024 - December 1, 2025	$12,000	$17,200	$12,200
Year 2 - December 1, 2025 - December 1, 2026	12,000	16,300	11,400
Year 3 - December 1, 2026 - December 1, 2027	11,000	14,600	10,400
Total Stock Earn-outs	$35,000	$48,100	$34,000
(1) Maximum payout based on Vertex's August 6, 2024 opening share price of $37.02, as referenced in the purchase agreement.

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

These Earn-outs represent recurring fair value measurements with significant unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy. The final payments may be adjusted depending on the actual amount, above or below the target. Both the Cash Earn-outs and the Stock Earn-outs are recorded at fair value and are included in purchase commitment and contingent consideration liabilities, net of current portion in the consolidated balance sheets. The Earn-outs will be revalued and adjusted quarterly until the end of the Earn-out periods, and any fair value adjustments will be recorded in the change in fair value of acquisition contingent earn-outs line of the consolidated statement of loss.

Adjustments to the fair values of the Cash Earn-outs and the Stock Earn-outs of $3,400 and $14,100, respectively, were recorded in change in fair value of acquisition contingent earn-outs for the year ended December 31, 2024. At December 31, 2024, the Cash Earn-outs and the Stock Earn-outs of $17,900 and $17,200, respectively, are included in purchase commitment and contingent consideration liabilities, current in the consolidated balance sheets. At December 31, 2024, the Cash Earn-outs and the Stock Earn-outs of $56,500 and $30,900, respectively, are included in the purchase commitment and contingent consideration liabilities, net of current portion in the consolidated balance sheets.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The fair values of the Cash Earn-outs and the Stock Earn-outs as of December 31, 2024 and the Acquisition Date, and unobservable inputs used for the Monte Carlo Simulation valuation, are shown in the tables below:

	December 31, 2024
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$74,400	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	7.7%
			Term (in years)	3.2

ecosio Contingent Consideration - Stock Earn-outs	$48,100	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	7.7%
			Term (in years)	3.2

	Acquisition Date
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$71,000	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	7.6%
			Term (in years)	3.5

ecosio Contingent Consideration - Stock Earn-outs	$34,000	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	7.6%
			Term (in years)	3.5

Tellutax, LLC Contingent Consideration

The 2021 Tellutax, LLC (“Tellutax”) acquisition entitled the sellers to contingent consideration if sales targets are met during a period of time following the acquisition (the “Tellutax Contingent Consideration”). The estimated fair value of the Tellutax Contingent Consideration as of the acquisition date of January 25, 2021 was $2,200.

The Tellutax Contingent Consideration was based on three potential earn-out payments determined by periodic revenue achievements over a thirty-month period. Such estimates represented recurring fair value measurements with significant unobservable inputs, which management considered to be Level 3 measurements under the Fair Value Hierarchy. The significant assumptions used in these calculations included forecasted results and the estimated likelihood for each performance scenario. The fair value of Tellutax Contingent Consideration was estimated using a Monte Carlo Simulation to compute the expected cash flows from earn-out payments specified in the purchase agreement. The earn-out payments had no maximum limit, but when certain targets were not met, there was no earn-out payment for the applicable measurement period.

Adjustments to the Tellutax Contingent Consideration fair value of $(2,575), $1,549, and $2,300 were recorded in other operating expense, net for the years ended December 31, 2024, 2023, and 2022, respectively. At December 31, 2024, the Tellutax Contingent Consideration balance was $0. At December 31, 2023, the Tellutax Contingent Consideration of $2,300 and $2,600 is included in purchase commitment and contingent consideration liabilities, current, and purchase

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

commitment and contingent consideration liabilities, net of current portion, respectively, in the consolidated balance sheets.

Tellutax Contingent Consideration fair value and unobservable inputs used for the Monte Carlo Simulation valuation were as follows:

	December 31, 2023
Liability	Fair Value	Valuation Technique	Unobservable Inputs
Tellutax Contingent Consideration	$4,900	Monte Carlo Simulation	Revenue volatility	60.0%
			Revenue discount rate	20.8%
			Term (in years)	1.3

Beginning and ending balances in fair value of the Company’s Level 3 liabilities were as follows:

	Tellutax	ecosio	ecosio
	Contingent	Contingent Consideration	Contingent Consideration
	Consideration	Cash Earn-outs	Stock Earn-outs
Balance, January 1, 2022	$2,500	$—	$—
Fair value adjustments	2,300	—	—
Balance, December 31, 2022	4,800	—	—
Fair value adjustments	1,549	—	—
Payments	(1,449)	—	—
Balance, December 31, 2023	4,900	—	—
ecosio acquisition (Note 3)	—	71,000	34,000
Fair value adjustments	(2,575)	3,400	14,100
Payments	(2,325)	—	—
Balance, December 31, 2024	$—	$74,400	$48,100

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

Non-recurring Fair Value Measurements

The ecosio acquisition on August 30, 2024, the Tellutax acquisition on January 25, 2021, and the Systax acquisition on January 10, 2020, were accounted for as business combinations and the total purchase price for each acquisition was allocated to the net assets acquired and liabilities assumed based on their estimated fair values.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

On January 7, 2020, the Company acquired a 60% controlling interest in Systax, a provider of Brazilian transaction tax content and software. The Company had a contractual commitment to acquire the remaining equity interest from the original Systax Quotaholders incrementally through 2024. Purchase commitment payments for these incremental acquisition amounts were based on a multiple of Systax revenue and earnings before interest, depreciation, amortization, and income taxes (“EBITDA”) performance at the end of 2022 and 2023. Management determined these incremental purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. The fair value of the Purchase Commitment Liability at the acquisition date was finalized to be $12,592. This amount has fluctuated as a result of changes in foreign currency exchange rates and was reflected in purchase commitment and contingent consideration liabilities in the consolidated balance sheets, with such changes in exchange rates being reflected in other comprehensive loss or income in the consolidated statements of comprehensive loss. Adjustments to the settlement date value that arose as a result of remeasurement at each balance sheet were recorded as interest expense related to financing costs in the consolidated statements of comprehensive loss in the period the change was identified. The Company recorded increases in interest expense of $423, $4,020 and $990 during 2024, 2023, and 2022, respectively, associated with recording an increase in the settlement value.

The Company acquired an additional 5% equity interest of Systax during 2021 for $788, increasing the Company’s equity interest in Systax to 65%. The Company acquired an additional 15% equity interest of Systax through a Purchase Commitment Liability payment of $4,975 during 2023, increasing the Company’s equity interest in Systax to 80%.  During the year ended December 31, 2024, the Company paid $9,622 to acquire the remaining 20% equity interest of Systax, which increased the Company’s ownership percentage of Systax to 100%, and settled the outstanding Purchase Commitment Liability.

The Purchase Commitment Liability at December 31, 2023 included in purchase commitment and contingent consideration liabilities, current, in the consolidated balance sheets was $9,601. The carrying amount approximated its respective fair value at December 31, 2023 and was considered a Level 3 non-recurring fair value measurement.

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

The Company entered into a series of foreign currency forward contracts to reduce its exposure to adverse fluctuations in the Brazilian Real associated with a portion of the Purchase Commitment Liability. Such forward contracts, were not designated as a hedge, did not qualify for hedge accounting and were not material to the consolidated financial statements. During 2024, the forward currency contracts matured as the Company settled the outstanding Purchase Commitment Liability. These forward contacts were remeasured at fair value on a recurring basis and are included in other assets in the December 31, 2023 consolidated balance sheets, with changes in their estimated fair value recognized as interest expense in the consolidated statements of comprehensive loss. The Company’s fair value determinations were based on foreign currency exchange rates in active markets, which are considered to be Level 2 measurements within the Fair Value Hierarchy.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Convertible Senior Notes

At December 31, 2024 and 2023, the fair value of the Notes were $539,494 and $0, respectively. The fair value was determined based on the quoted price of the Notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the Fair Value Hierarchy. For further information on the Notes, refer to Note 10, “Debt.”

6. PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of December 31,
	2024	2023
Leasehold improvements	$20,096	$20,662
Equipment	14,386	22,012
Computer software purchased	1,344	2,690
Internal-use software developed:
Cloud-based customer solutions	237,232	142,302
Internal systems and tools	72,406	39,430
Furniture and fixtures	7,292	7,669
In-process internal-use software	28,916	28,883
Property and equipment	381,672	263,648
Less accumulated depreciation and amortization	(204,113)	(162,914)
Property and equipment, net	$177,559	$100,734

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $4,394, $5,847, and $6,445 for the years ended December 31, 2024, 2023, and 2022, respectively. Depreciation for property and equipment, excluding internal-use software developed for cloud-based customer solutions, is reflected in depreciation and amortization in the consolidated statements of comprehensive loss.

Finance lease amortization was $78, $610, and $1,082 for the years ended December 31, 2024, 2023, and 2022, respectively. Finance lease amortization is included in depreciation and amortization in the consolidated statements of comprehensive loss.

Assets under finance leases of $172, and $297, net of accumulated amortization of $97 and $190, at December 31, 2024 and 2023, respectively, are included in property and equipment in the consolidated balance sheets.

The major components of internal-use software developed are as follows:

	As of December 31,
	2024	2023
Internal-use software developed	$309,638	$181,732
Less accumulated depreciation	(171,181)	(121,646)
Internal-use software developed, net of accumulated depreciation	138,457	60,086
In-process internal-use software	28,916	28,883
Internal-use software developed, net	$167,373	$88,969

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Amounts included in property and equipment additions related to capitalized internal-use software on the consolidated statements of cash flows are as follows:

	For the year ended December 31,
	2024	2023	2022
Cloud-based customer solutions	$45,374	$29,496	$28,918
Internal systems and tools	19,024	17,751	13,356
Total	$64,398	$47,247	$42,274

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the years ended December 31, 2024, 2023, and 2022, was $35,312, $34,592, and $27,682, respectively, and is included in cost of revenues, software subscriptions in the consolidated statements of comprehensive loss. Developed technology for cloud-based customer solutions with an acquisition date fair value of $63,800 was recorded in connection with the ecosio acquisition and is reflected in property and equipment, net, in the consolidated balance sheets at December 31, 2024. Depreciation expense related to this developed technology was $2,962 for the year ended December 31, 2024, and is reflected in cost of revenues - software subscriptions in the consolidated statement of comprehensive loss.

Depreciation expense for internal-use software developed for internal systems and tools for the years ended December 31, 2024, 2023, and 2022 was $16,481, $8,745, and $4,913, respectively, and is included in depreciation and amortization in the consolidated statements of comprehensive loss.

Amortization expense of internal-use software developed, excluding in-process internal-use software not yet available for its intended use at December 31, 2024 is as follows for all future years:

Year Ending December 31,	Internal Systems and Tools	Cloud-Based Customer Solutions
2025	$17,779	33,764
2026	12,607	24,864
2027	4,113	13,699
2028	207	8,570
2029	—	22,854
Total	$34,706	$103,751

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

7.CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of December 31,
	2024	2023
Capitalized software	$140,562	$115,152
Less accumulated amortization	(105,175)	(81,410)
Capitalized software, net of accumulated depreciation	35,387	33,742
In-process capitalized software	963	5,029
Capitalized software, net	$36,350	$38,771

Software development costs capitalized for the years ended December 31, 2024, 2023, and 2022, excluding acquisitions, were $21,344, $18,972, and $14,888, respectively. Capitalized software amortization expense, including amortization of acquired technology, for the years ended December 31, 2024, 2023, and 2022 was $23,765, $19,213, and $17,018, respectively, and is included in cost of revenues, software subscriptions in the consolidated statements of comprehensive loss.

In-process capitalized software at December 31, 2024 was not available for general release to customers as of the balance sheet date and therefore not included in the table below. Amortization expense of capitalized software available for general release to customers as of December 31, 2024 is as follows for all future years:

Year Ending December 31,
2025	$19,159
2026	12,350
2027	3,877
2028	—
2029	—
Total	$35,387

8.LEASES

The Company leases office space, IT equipment and office equipment. The Company’s leases have remaining terms of up to 4 years.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The following table sets forth the Company’s lease assets and liabilities and their balance sheet location as follows:

		As of December 31,
	Balance Sheet Location	2024	2023
Lease assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$11,956	$14,605
Finance lease assets	Property and equipment, net (Note 6)	75	107
Total lease assets		$12,031	$14,712

Lease liabilities:
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$3,995	$3,717
Finance lease liabilities	Current portion of finance lease liabilities	77	74
Total current lease liabilities		$4,072	$3,791
Non-current:
Operating lease liabilities	Operating lease liabilities, net of current portion	$12,585	$16,567
Finance lease liabilities	Finance lease liabilities, net of current portion	10	51
Total non-current lease liabilities		12,595	16,618
Total lease liabilities		$16,667	$20,409

The major components of lease cost are as follows:

	For the year ended December 31,
	2024	2023	2022

Operating lease cost	$3,679	$4,019	$3,714

Finance lease cost:
Amortization of lease assets	79	788	1,275
Interest on lease liabilities	6	8	18
Total lease cost	$3,764	$4,815	$5,007

The weighted-average term and discount rate for leases are as follows:

	As of December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	3.7	4.7
Finance leases	1.1	2.1

Weighted-average discount rate:
Operating leases	2.4%	2.3%
Finance leases	6.1%	5.6%

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Lease liability maturities for the next five years and thereafter are as follows as of December 31, 2024:

	Operating Leases	Finance Leases
2025	$4,340	$78
2026	4,766	11
2027	4,738	—
2028	3,482	—
2029	—	—
Thereafter	—	—
Total lease payments	17,326	89
Less: Imputed interest	(746)	(2)
Present value of lease liabilities	$16,580	$87

9.GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of December 31,
	2024	2023
Goodwill	$357,823	$257,842
Other intangible assets, net	5,198	2,396
Total	$363,021	$260,238

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The changes in the carrying amount of goodwill are as follows for the periods presented:

	As of December 31,
	2024	2023
Balance, January 1	$257,842	$251,842
ecosio acquisition	119,668	—
Foreign currency translation adjustments	(19,687)	6,000
Balance, December 31, gross	357,823	257,842
Accumulated impairment losses	—	—
Balance, December 31, net	$357,823	$257,842

The Company recorded other intangible assets of $5,950 during the year ended December 31, 2024 in connection with the ecosio acquisition. Amortization expense related to these intangible assets was $644 for the year ended December 31, 2024, and is reflected in selling and marketing expense in the consolidated statement of net loss. The Company also recognized various amortizable other intangible assets in connection with previous acquisitions, including customer relationships, technology, and tradenames. The following tables provide additional information for our other intangible assets, which are individually not material to the consolidated financial statements:

			2024	2023
Weighted average amortization period (years)			3.3	3.5

	As of December 31, 2024		As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$12,276	$8,362	$8,348	$6,385
Trademarks and tradenames	2,515	1,231	1,303	1,119
Developed technology	1,027	1,027	1,309	1,060
Total	$15,818	$10,620	$10,960	$8,564

For the year ended December 31,		Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2024		$225	$2,478	$2,703
2023		243	2,641	2,884
2022		234	3,779	4,013

The following table presents estimated future amortization of intangible assets over their remaining estimated useful lives:

Year Ending December 31,
2025	$2,089
2026	1,865
2027	1,244
2028	—
2029	—
Total	$5,198

.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

10.DEBT

Credit Agreement

On March 31, 2020, the Company entered into a credit agreement (the “Previous Credit Agreement”) with a bank consisting of a $175,000 term loan (the “Previous Term Loan”) and a $100,000 committed line of credit (the “Previous Line of Credit”).

On March 8, 2022, the Company entered into the Second Amendment to Credit Agreement (the “Second Amendment”), with a banking syndicate, which amended the Previous Credit Agreement, providing for, among other modifications, (i) a new term loan in the aggregate amount of $50,000 (the “Term Loan”); (ii) an extension of the maturity date of the revolving facility (the “Line of Credit”) from March 2025 to March 2027; (iii) an increase in the Line of Credit commitment from $100,000 to $200,000; (iv) the Company’s option to select an applicable interest rate at either the bank base rate plus an applicable margin (the “New Base Rate Option”) or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (the “SOFR Option”); (v) modifications to the financial covenant performance levels which determine applicable margins; and (vi) modifications to certain covenants and events of default. Net proceeds from the Term Loan were used to fund ongoing working capital, capital expenditures, permitted distributions, permitted acquisitions, and general corporate purposes of the Company and its subsidiaries.

The Company paid $983 in financing costs in connection with the Second Amendment during 2022, which are amortizing over the remaining term of the Credit Agreement. The Company wrote off $370 in deferred financing fees pertaining to the Previous Credit Agreement associated with a bank exiting the Second Amendment. The remaining balance of deferred financing costs of $277 pertaining to the remaining bank associated with the Previous Credit Agreement are amortizing over the remaining term of the Credit Agreement. The portion of the deferred financing costs associated with the Line of Credit is reflected in other assets in the consolidated balance sheets at December 31, 2024 and 2023. The portion of the deferred financing costs associated with the Term Loan is reflected as a reduction of the Term Loan in the consolidated balance sheets at December 31, 2023.

On December 12, 2023, the Company entered into the Third Amendment to Credit Agreement (the “Third Amendment” and collectively with the Previous Credit Agreement and the Second Amendment, the “Credit Agreement”), with the existing banking syndicate, which provided funding for a proposed acquisition. On January 14, 2024, the Company withdrew its public tender offer related to the proposed acquisition. Certain provisions under the Third Amendment expired on April 30, 2024. The majority of the provisions provided by the Third Amendment were contingent upon the completion of the proposed acquisition, and therefore, immediately reverted to the terms of the Second Amendment due to the withdrawal of the public tender offer.

The Company incurred $1,112 in financing costs in connection with the Third Amendment during 2023, which are amortizing over the remaining term of the Credit Agreement. The portion of the deferred financing costs associated with the Line of Credit are reflected in other assets in the consolidated balance sheets at December 31, 2024. The portion of the deferred financing costs associated with the Line of Credit and the Term Loan are reflected in other assets, and as a reduction of the Term Loan, respectively, in the consolidated balance sheets at December 31, 2023.

On April 19, 2024, the Company entered into the Fourth Amendment to the Credit Agreement (the “Fourth Amendment”) with a banking syndicate, which provided for, among other things, amendments to certain definitions.

On November 4, 2024, the Company entered into a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”), with a banking syndicate, which provided for, among other modifications, an increase in the Line of Credit commitment from $200,000 to $300,000 and an extension of the maturity date to November 4, 2029.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The Company incurred $1,167 in financing costs in connection with the Fifth Amendment during 2024, which are amortizing over the term of the Credit Agreement. The portion of the deferred financing costs associated with the Line of Credit are reflected in other assets in the consolidated balance sheets at December 31, 2024.

Outstanding borrowings under the Credit Agreement are collateralized by nearly all of the assets of the Company and contain financial and operating covenants. The Company was in compliance with these covenants at December 31, 2024 and 2023. The Credit Agreement also limits the declaration or payment of certain dividends, not to exceed, from and after the Credit Agreement closing date, the greater of (i) $15,000 and (ii) 15% of Consolidated EBITDA (as defined in the Credit Agreement) for the most recently ended test period.

Line of Credit

The Line of Credit expires in March 2029. The Company is required to pay a quarterly fee on the difference between the $300,000 allowed maximum borrowings and the unpaid principal balance outstanding under the Line of Credit at the applicable rate. At December 31, 2024, the New Base Rate Option and SOFR Option applicable to the Line of Credit borrowings were 8.00% and 5.99%, respectively. There were no outstanding borrowings under the Line of Credit at December 31, 2024 or 2023.

Term Loan

On May 10, 2024, the Company repaid the outstanding Term Loan balance of $46,332, which included $82 of interest. The Company also wrote off $276 in deferred financing fees pertaining to the Term Loan. The Term Loan required quarterly principal payments over five years, with a balloon payment due on March 8, 2027. The interest rate on the Term Loan was 6.46% at December 31, 2023, as the Company selected the SOFR Option. Outstanding borrowings under the Term Loan were $46,875 at December 31, 2023 and are reported in current portion of long-term debt and long-term debt, net of current portion, in the consolidated balance sheets.

Indenture and Notes

On April 26, 2024, the Company closed its offering of $345,000 aggregate principal amount of 0.750% Convertible Senior Notes due 2029 (the “Notes”) to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes were issued pursuant to, and are governed by, an indenture (the “Indenture”) between the Company and U.S. Bank Trust Company, National Association, as trustee. The Notes, issued on April 26, 2024, include an additional $45,000 aggregate principal amount of Notes, issued pursuant to the full exercise by the initial purchasers of the Notes of their option to purchase additional Notes.

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

As of December 31, 2024, the last reported sale price of the Company’s Class A common stock for at least 20 trading days during the 30 consecutive trading days ending on, and including, December 31, 2024, was greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Therefore, the Notes are convertible at the option of the holders of the Notes during the first quarter of 2025.

If a holder converts upon a make-whole fundamental change (as defined in the Indenture) or Company redemption, the holder may be eligible to receive a make-whole premium through an increase to the conversion rate.

Upon conversion, the Company will pay or deliver, as applicable, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock at the Company’s election. The initial conversion rate for the Notes is 27.5315 shares of Class A common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $36.32 per share of Class A common stock and is subject to adjustment upon the occurrence of certain specified events as set forth in the Indenture.

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

The cap price of the Capped Call Transactions will initially be $55.88 per share of Class A common stock, and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to the Class A common stock upon any conversion of the Notes and/or to offset any cash payments the Company is required to make in excess of the principal amount of the converted Notes, as the case may be, upon any conversion of the Notes. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, approximately 12,348 shares of the Company’s common stock. The

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

cost of the Capped Call Transactions was $42,366, which was included in additional paid-in capital, net of tax, in the consolidated balance sheets, with no remeasurement in subsequent periods as it meets the conditions for equity classification.

Our indebtedness at December 31, 2024 and 2023 was as follows:

	As of December 31, 2024			As of December 31, 2023
	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount

Term Loan	$—	$—	$—	$2,500	$—	$2,500
Current portion of long-term debt	—	—	—	2,500	—	2,500

Term Loan	—	—	—	44,375	(316)	44,059
Debt, net of current portion	—	—	—	44,375	(316)	44,059

Convertible senior notes, non-current	345,000	(9,780)	335,220	—	—	—
Total debt	$345,000	$(9,780)	$335,220	$46,875	$(316)	$46,559

Our interest expense related to the Notes is as follows:

	For the year ended December 31,
	2024	2023
Contractual interest expense	$1,761	$—
Amortization of issuance costs	1,505	—
Total interest expense, convertible senior Notes	$3,266	$—

Principal debt maturities under the Credit Agreement and Notes for the next five years and thereafter are as follows as of December 31, 2024:

Year Ending December 31,
2025	$—
2026	—
2027	—
2028	—
2029 and thereafter	345,000
Total debt, net of financing costs	$345,000

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

11.STOCKHOLDERS’ EQUITY

Common Stock

During 2024, the Company issued 2,455 shares of Class A common stock (“Class A”) related to the exercise of options, net of 267 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. The Company issued 846 shares of Class A in 2024 in connection with the vesting of RSUs, net of 499 shares returned to the Company in lieu of payment of taxes due on the vesting of these awards. The Company issued 84 shares of Class A in 2024 in connection with the vesting of RSAs, net of 7 shares returned to the Company in lieu of payment of taxes due on the vesting of these awards. The Company also issued 116 shares in connection with the ESPP Plan in 2024. During 2024, stockholders exchanged 6,180 shares of Class B common stock (“Class B”) for an equivalent number of shares of Class A.

During 2023, the Company issued 2,468 shares of Class A related to the exercise of options, net of 314 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. The Company issued 511 shares of Class A in 2023 in connection with the vesting of RSUs, net of 285 shares returned to the Company in lieu of payment of taxes due on the vesting of these awards. The Company issued 198 shares of Class A in 2023 in connection with the vesting of RSAs, net of 7 shares returned to the Company in lieu of payment of taxes due on the vesting of these awards. The Company also issued 152 shares in connection with the ESPP Plan in 2023. During 2023, stockholders exchanged 7,646 shares of Class B for an equivalent number of shares of Class A.

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

Tax Sharing Agreement Payments

In connection with revocation of the Company’s S-Corporation election effective July 27, 2020, the Company entered into an agreement with the S-Corporation stockholders pursuant to which the Company indemnified them for unpaid income tax liabilities and may be required to make future payments in material amounts to them attributable to incremental income taxes resulting from an adjustment to S-Corporation related taxable income that arises after the effective date of the S Election revocation (the “Tax Sharing Agreement”). All obligations of the Company under the Tax Sharing Agreement are satisfied by adjustments of additional paid in capital.

No payments were required under the Tax Sharing Agreement in 2024 or 2023. On March 15, 2022, the Company distributed $536 to the former S-Corporation shareholders under the Tax Sharing Agreement to settle the Company’s obligation for income taxes related to the allocation of taxable income to the S-Corporation short tax period ended July 26, 2020.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

12.EARNINGS PER SHARE

The tables below illustrate the calculation of basic and diluted net loss per common share for the Class A and Class B for the periods reflected below.

	For the year ended December 31,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net loss per share:
Numerator
Allocation of net loss (1)	$(21,974)	$(30,755)	$(4,721)	$(8,372)	$(3,771)	$(8,533)
Denominator
Total shares used in per share computation	64,724	90,586	54,753	97,106	45,864	103,781
Basic net loss per share:	$(0.34)	$(0.34)	$(0.09)	$(0.09)	$(0.08)	$(0.08)

Diluted net loss per share:
Numerator
Allocation of net loss (1)	$(21,974)	$(30,755)	$(4,721)	$(8,372)	$(3,771)	$(8,533)
Total net loss used in per diluted computation	$(21,974)	$(30,755)	$(4,721)	$(8,372)	$(3,771)	$(8,533)
Denominator
Number shares used in basic per share computation	64,724	90,586	54,753	97,106	45,864	103,781
Dilutive effect of common stock equivalents	—	—	—	—	—	—
Total shares used in per share computation	64,724	90,586	54,753	97,106	45,864	103,781
Dilutive net loss per share:	$(0.34)	$(0.34)	$(0.09)	$(0.09)	$(0.08)	$(0.08)
(1) Allocation of net loss is based on the percentages of shares outstanding.

The following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive.

	For the year ended December 31,
	2024	2023	2022
Stock Options (1)	4,398	6,892	8,222
Out-of-the Money Stock Options	136	482	760
RSAs	63	168	285
RSUs	4,559	3,910	2,254
ESPP	31	42	52
Convertible Senior Notes	6,480	—	—
(1) Total excludes out-of-the money stock options.

13.EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

The Company maintains a 401(k) plan that covers eligible employees. The Company matches up to 6% of eligible compensation during the period in which an eligible participant contributes to the plan. Matching 401(k) contributions were $12,641, $11,285, and $10,056 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

There was no compensation expense associated with the LTR plan for the years ended December 31, 2024 and 2023. Compensation expense associated with the LTR plan was $892 for the year ended December 31, 2022. Amounts paid in 2023 and 2022 for the LTR plan were $2,237, and $4,023, respectively.

Stock-Based Award Plans

The 2020 Incentive Award Plan (the “2020 Plan”) provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain, and motivate those that make important contributions to the Company. The 2020 Plan provides for the award of stock options, RSAs, RSUs, and other cash compensation. The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A at the ESPP discount through payroll deductions. Amounts withheld or received from participants are reflected in accrued salaries and benefits in the consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering periods ending May 31, 2025 and 2024 aggregated $496 and $371 as of December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, 20,663 shares of our Class A were available for issuance under the 2020 Plan. No incentive stock options that would be subject to the 3,000 Class A share limit were issued or outstanding under the 2020 Plan at December 31, 2024.

Awards issued under the 2020 Plan vest based on service criteria established by the Board. The Company has elected to account for forfeitures as they occur rather than estimate forfeitures at date of grant.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Options under 2020 Plan

The following table summarizes activity for options outstanding under the 2020 Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value
Outstanding at January 1, 2024	5,692	$5.32	4.7	$124,327
Exercised	(2,722)	$3.56
2020 Plan options outstanding at December 31, 2024	2,970	$6.93	4.4	$137,857
2020 Plan options exercisable at December 31, 2024	2,504	$6.35	4.2	$117,670

The detail of options outstanding, vested and exercisable under the 2020 Plan as of December 31, 2024 is as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)
$0.15 to $0.71	347	*	347	*
$2.50	598	1.6	598	1.6
$3.17	113	3.1	113	3.1
$3.73	908	4.9	908	4.9
$4.70	466	5.1	125	5.1
$18.47	190	6.9	136	6.9
$18.96	80	6.6	80	6.6
$19.00	46	6.7	30	6.7
$32.16	222	6.2	167	6.2
	2,970		2,504
*These options have indefinite contractual lives.

The Board intends all options granted to be exercisable at a price per share not less than the per share fair market value of the Company’s Class A underlying the options on the date of grant. Compensation expense to participants under the 2020 Plan is measured based on the grant date fair value of the awards and recognized in the consolidated statements of comprehensive loss over the period during which the participant is required to perform the requisite services. The vesting period is generally one to four years. No options were issued during 2024, 2023 or 2022. At December 31, 2024, $595 of unrecognized compensation expense associated with the options is expected to be recognized over a weighted average period of approximately 0.7 years.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2024:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2024	4,171	$16.11
Granted	1,833	26.09
Vested	(1,345)	16.70
Forfeited	(125)	16.33
Outstanding at December 31, 2024	4,534	$19.96

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant. Compensation cost will be recognized on a straight-line basis in the consolidated statements of comprehensive loss over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. At December 31, 2024, $54,191 of unrecognized compensation cost for RSUs is expected to be recognized over a weighted average period of approximately 2.4 years.

Performance Stock Units

In connection with the ecosio acquisition, current and newly hired employees of ecosio have or may receive RSUs that vest upon continuing service and performance conditions (“Performance Stock Units” or “PSUs”). These performance conditions are based upon ecosio’s monthly software revenues meeting specified annual targets over a three-year period. The annual targets are based on a range of performance targets in which grantees may earn a prorated portion of the base number of awards granted up to 100%. For further information on the ecosio acquisition, refer to Note 3, “Acquisitions.”

On December 17, 2024, the Company granted 192 PSUs to ecosio employees. The fair value for PSUs is calculated based on the closing stock price on the date of grant. Assuming all conditions are met, the maximum amount of compensation expense that can be recognized by the Company for these awards is $10,259.

The stock-compensation expense associated with the awards will be accounted for as compensation expense over the vesting periods based on the Company’s assessment of probability of achievement of the targets. If the required conditions are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. As of December 31, 2024, the Company determined that it is probable that the performance target for the first annual measurement period would be achieved and has recorded $285 in stock-based compensation expense for the year ended December 31, 2024. No compensation expense has been recorded in connection with the second or third annual targets as the Company has not yet deemed it probable that the performance targets will be achieved.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

At December 31, 2024, a maximum of $9,974 of unrecognized compensation cost for PSUs, pending achievement of targets, may be recognized over a weighted average period of approximately 2.9 years.

The following table summarizes PSU activity for the year ended December 31, 2024:

		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2024	—	$—
Granted	192	53.46
Outstanding at December 31, 2024	192	$53.46

Restricted Stock Awards

The following table summarizes RSA activity for the year ended December 31, 2024:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2024	91	$21.50
Granted	34	35.06
Vested	(91)	21.50
Outstanding at December 31, 2024	34	$35.06

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant. Compensation cost will be recognized on a straight-line basis in the consolidated statements of comprehensive loss over the period during which the participants are required to perform services in exchange for the award, which is generally one to four years. At December 31, 2024, $532 of unrecognized compensation cost for RSAs is expected to be recognized over a weighted average period of approximately 0.5 years.

Employee Stock Purchase Plan

The ESPP permits participants to purchase Class A primarily through payroll deductions of up to a specified percentage of their eligible compensation. The maximum number of shares that may be purchased by a participant during any offering period is determined by the plan administrator in advance of each offering period.

A total of 1,000 shares of Class A were initially reserved for issuance under the ESPP. The number of shares available for issuance under the ESPP increases annually on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (i) 1% of the shares of Class A and Class B outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board, provided that no more than 16,000 shares of Class A may be issued. The ESPP is administered by a committee of the Board. As of December 31, 2024, there were 6,335 shares available for issuance under the ESPP.

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

As of December 31, 2024 and 2023, there was approximately $423 and $375, respectively, of unrecognized ESPP stock-based compensation cost that is expected to be recognized on a straight-line basis over the remaining term of the offering periods ending on May 31, 2025 and 2024, respectively.

The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. ESPP offering periods reflected in the December 31, 2024, financial statements include the periods noted below in the table. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

	Offering Period Ending
	5/31/2025	11/30/2024	5/31/2024	11/30/2023	5/31/2023
Fair market value of common stock	$54.64	$33.26	$27.82	$21.76	$17.21
Volatility	26.4%	41.7%	36.6%	39.4%	46.4%
Expected term (years)	0.5	0.5	0.5	0.5	0.5
Expected dividend yield	-%	-%	-%	-%	-%
Risk-free interest rate	4.4%	5.4%	5.3%	5.4%	4.7%

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

Stock-Based Compensation

The Company recognized total stock-based compensation cost related to incentive awards, net of forfeitures, as follows:

	For the year ended December 31,
	2024	2023	2022
Stock-based compensation expense:
Stock options	$6,768	$6,349	$7,081
RSUs	37,770	24,257	9,286
RSAs	1,617	2,496	2,768
PSUs	285	—	—
ESPP	985	817	594
Total stock-based compensation expense	$47,425	$33,919	$19,729

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The Company recognized stock-based compensation cost in the consolidated statements of comprehensive loss as follows:

	For the year ended December 31,
	2024	2023	2022
Stock-based compensation expense:
Cost of revenues, software subscriptions	$4,349	$2,834	$2,090
Cost of revenues, services	2,768	1,846	1,433
Research and development	9,548	5,994	1,798
Selling and marketing	13,204	8,380	6,284
General and administrative	17,556	14,865	8,124
Total stock-based compensation expense	$47,425	$33,919	$19,729

The total recognized tax benefit related to the stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022 was $33,739, $16,541, and $3,324, respectively. The tax benefit from stock options exercised during the years ended December 31, 2024, 2023, and 2022 was $25,306, $13,079, and $2,710, respectively.

14.RELATED PARTIES

In connection with the termination of the Company’s S-corporation status and our establishment of a new capital structure, which both occurred in July 2020, the Company entered into the Third Amended and Restated Stockholders' Agreement (the “Stockholders’ Agreement”) with the Class B shareholders. The Stockholders’ Agreement entitles these individuals to require the Company to register shares held by them for sale (the “Selling Shareholder Registrations”). The Stockholders’ Agreement requires the Company to pay the expenses relating to Selling Shareholder Registrations and to indemnify the parties participating in these offerings against liabilities that may arise from the offering process. No offering costs related to the sale of shares associated with the Selling Shareholder Registration were incurred during the years ended December 31, 2024 or 2023. For the year ended December 31, 2022, the Company incurred $688 in offering costs related to the sale of shares associated with the Selling Shareholder Registration.

15.COMMITMENTS AND CONTINGENCIES

In January 2022, the Company filed a complaint against a competitor alleging claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation. The outcome of the case is subject to a number of uncertainties; therefore, the Company has not recognized any potential impact to the consolidated financial statements.

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Purchase Obligations

In the ordinary course of business, the Company enters into non-cancelable agreements with third-party providers, primarily for subscriptions and the use of cloud services. Future minimum payments as of December 31, 2024 are summarized in the table below:

2025	$14,352
2026	5,928
2027	4,067
2028	3,076
2029	—
$27,423

16. SEGMENT DISCLOSURES

The Company operates its business as one operating segment. Operating segments are defined as components of an enterprise that separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM, the Chief Executive Officer, reviews financial information regularly at the consolidated level. Net income (loss) and adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”), a non-GAAP measure, are both used as metrics to evaluate performance of the business in deciding whether to reinvest profits into software development, acquisitions or into other areas of the Company. The Company believes that Adjusted EBITDA is a useful supplemental measure to evaluate overall operating performance as it measures business performance by focusing on cash related results and it is an important metric to lenders under the Company’s Credit Agreement. The most directly comparable GAAP measure to Adjusted EBITDA is net income (loss).

The CODM monitors forecasted versus actual net income (loss) and Adjusted EBITDA results for the purpose of determining the general health of the Company and assessing the performance of the Company as compared to management’s expectations.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The following significant expense categories and measures of segment income (loss) are regularly reported to the CODM for the Company’s single segment:

	For the year ended December 31,
	2024	2023	2022
Total Revenues	$666,776	$572,387	$491,624
Less:
Cost of revenues – software subscriptions	175,580	162,920	142,071
Cost of revenues – services	65,071	60,888	51,061
Research & development	66,666	58,212	41,877
Selling & marketing	170,574	140,237	125,335
General & administrative	152,835	145,936	121,651
Depreciation & amortization	20,953	15,202	12,440
Change in fair value of acquisition contingent earn-outs	17,500	—	—
Other segment items (1)	(175)	6,502	5,271
Interest (income) expense, net	(4,137)	4,164	2,048
Income tax expense (benefit)	54,638	(8,581)	2,174
Net loss (GAAP)	$(52,729)	$(13,093)	$(12,304)
Adjustments:
Interest expense (income), net (2)	(4,137)	4,164	2,048
Income tax expense (benefit)	54,638	(8,581)	2,174
Depreciation and amortization – property and equipment	20,953	15,202	12,440
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	59,302	54,048	44,934
Amortization of acquired intangible assets – selling and marketing expense	2,478	2,641	3,779
Amortization of cloud computing implementation costs – general and administrative	4,007	2,570	—
Stock-based compensation expense	47,425	33,919	19,729
Severance expense	3,048	3,576	877
Acquisition contingent consideration	(2,575)	1,549	2,300
Litigation settlements	—	—	2,000
Change in fair value of acquisition contingent earn-outs	17,500	—	—
Transaction costs (3)	2,032	4,853	696
Adjusted EBITDA (Non-GAAP)	$151,942	$100,848	$78,673

(1) Other segment items include professional fees, contracted labor, transaction costs, acquisition related earn-out adjustments and foreign currency exchange gains (losses).
(2) The years ended December 31, 2024 and 2023 include $423 and $4,020, respectively, for the change in the settlement value of a deferred purchase commitment liability recorded as interest expense.

(3) The year ended December 31, 2023 includes costs associated with a public tender offer, which was withdrawn by the Company in January 2024. The year ended December 31, 2022 includes offering costs related to the sale of shares of certain of our Class B shareholders, which are not representative of normal business operations.

      Additionally, the Company considers stock-based compensation expense a significant expense category. For further information, refer to Note 13, “Employee Benefit and Deferred Compensation Plans.”

As the Company operates solely within one segment, total assets, property and equipment, net, and capitalized software, net are reported at the consolidated level on the consolidated balance sheets. The Company’s assets include both

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

current and long-lived assets, and corporate assets. As of December 31, 2024 and 2023, $687 and $827, respectively, of the Company’s property and equipment assets were held outside of the U.S.

Depreciation and amortization, property and equipment additions, and capital software additions are reported at the consolidated level on the Consolidated Statements of Cash Flows.

The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types as described in Note 1, “Summary of Significant Accounting Policies.” For each of the years ended December 31, 2024, 2023, and 2022, approximately 8% of the Company’s revenues were generated outside of the U.S. None of the Company’s customers represented more than 10% of total revenues for the years ended December 31, 2024, 2023 or 2022. For further information including disaggregation of revenues, refer to Note 2, “Revenue Recognition.”

17.INCOME TAXES

The components of net income (loss) before income taxes, by geography, are as follows:

	For the year ended December 31,
	2024	2023	2022
U.S.	$9,174	$(3,126)	$5,827
Foreign	(7,265)	(18,548)	(15,957)
Net income (loss) before income taxes	$1,909	$(21,674)	$(10,130)

Income tax expense (benefit) consists of the following:

	For the year ended December 31,
	2024	2023	2022
Current income taxes:
Federal	$1,448	$(279)	$1,696
State and local	855	1,568	1,068
Foreign	2,204	1,347	577
Total current	4,507	2,636	3,341
Deferred income taxes:
Federal	42,346	(9,224)	904
State and local	9,111	(1,552)	72
Foreign	(1,326)	(441)	(2,143)
Total deferred	50,131	(11,217)	(1,167)
Income tax expense (benefit)	$54,638	$(8,581)	$2,174

During the year ended December 31, 2024, the Company recognized a $37 income tax benefit in accumulated other comprehensive loss relating to unrealized gains (losses) from foreign currency translation adjustments and revaluations, and available-for-sale securities, and in stockholder's equity related to increases in contributed capital. During the year ended December 31, 2023, the Company recognized a $27 income tax expense in accumulated other comprehensive income (loss) relating to unrealized gains from foreign currency translation adjustments and revaluations, and available-for-sale securities.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The reconciliation of the effective tax rate to tax at the statutory rates for the years ended December 31 is as follows:

	2024		2023		2022
	Total	Tax Rate	Total	Tax Rate	Total	Tax Rate
Pretax net income (loss)	$1,909		$(21,674)		$(10,130)
Taxes:
U.S. federal income tax at statutory rate	$401	21.0%	$(4,552)	21.0%	$(2,128)	21.0%
State income taxes	900	47.1%	289	(1.3)%	441	(4.4)%
Stock-based compensation expense	(20,559)	(1,077.0)%	(6,236)	28.8%	1,787	(17.6)%
Impact of foreign operations	833	43.6%	1,463	(6.8)%	1,352	(13.3)%
Transaction costs	431	22.6%	—	0.0%	176	(1.7)%
U.S. taxation of foreign earnings	2	0.1%	(245)	1.1%	(179)	1.8%
Nondeductible compensation	3,948	206.8%	2,822	(13.0)%	485	(4.8)%
Tax credits	(4,920)	(257.7)%	(5,818)	26.8%	(341)	3.4%
Change in valuation allowance	67,135	3,516.8%	3,386	(15.6)%	427	(4.2)%
Purchase commitment and contingent consideration liabilities	6,186	324.0%	—	0.0%	—	0.0%
Changes in prior year unrecognized tax benefits	98	5.1%	451	(2.1)%	—	0.0%
Other permanent items, net	183	9.7%	(141)	0.7%	154	(1.7)%
Taxes and effective tax rate	$54,638	2,862.1%	$(8,581)	39.6%	$2,174	(21.5)%

The effective tax rate in 2024 increased to 2,862.1% from 39.6% in 2023. The increase in income tax expense in 2024 was primarily driven by changes in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, nondeductible purchase commitment and contingent consideration liabilities, and pre-tax income, partially offset by the favorable impact of tax benefits on exercises and vesting of stock awards, net of limitations on deductions of certain employees’ compensation under Internal Revenue Code (“IRC”) Section 162(m).

The effective tax rate in 2023 increased to 39.6% from (21.5)% in 2022. The increase in income tax benefit in 2023 was primarily driven by changes in tax benefits on exercises and vesting of stock awards, tax credits, valuation allowances on net deferred tax assets established for certain foreign jurisdictions, loss before income tax, and limitations on deductions of certain employees’ compensation under IRC Section 162(m).

The impact of foreign operations in 2024, 2023, and 2022 primarily reflects losses in Ireland taxed at 12.5%, as well as income or losses taxed at rates in other foreign jurisdictions, as opposed to the statutory U.S. federal income tax rate.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	As of December 31,
Deferred tax assets:	2024	2023
Deferred revenue	$1,512	$3,523
State operating loss carry forwards	3,674	2,682
Federal and foreign loss carry forwards	8,651	4,361
Accrued expenses	1,754	2,239
Accrued compensation	3,440	2,339
Deferred and stock-based compensation	13,826	19,008
Operating lease liabilities	4,185	5,151
Tax credits	5,160	3,662
Original issue discount	9,396	—
Depreciation and amortization	14,964	6,417
Other	—	2,721
Deferred tax assets	66,562	52,103
Valuation allowance	(72,285)	(5,941)
Total deferred tax assets	(5,723)	46,162
Deferred tax liabilities:
Prepaid expenses	(671)	(1,026)
Right of use asset	(3,006)	(3,428)
Other	(499)	—
Total deferred tax liabilities	(4,176)	(4,454)
Net deferred tax assets (liabilities)	$(9,899)	$41,708

Classification in the consolidated balance sheets:
Deferred income tax assets	$19	$41,708
Deferred income tax liabilities	(9,918)	—
Net deferred tax assets (liabilities)	$(9,899)	$41,708

At December 31, 2024, the Company has U.S. state operating loss carry forwards of $58,869. The state operating losses will expire at varying dates beginning in 2029 through 2044 or will carry forward indefinitely. A full valuation allowance is recorded for the U.S. state operating losses at December 31, 2024.

At December 31, 2024, the Company has available foreign operating losses of approximately $48,238 and nontrading losses of $44, which generally carry forward indefinitely. A valuation allowance for a portion of the foreign operating and non-operating losses is recorded at December 31, 2024 and 2023. A portion of the foreign operating losses could be forfeited if certain changes in the business occur in future years, which the Company continues to monitor.

At December 31, 2024, the Company has available U.S. federal R&D tax credit carryovers of $5,160. The credits will expire from 2043 through 2044. A full valuation allowance is recorded for the U.S. federal R&D tax credit carryovers at December 31, 2024.

At December 31, 2024 and 2023, the Company has a valuation allowance of $(72,285) and $(5,941), respectively, primarily against certain U.S. and foreign deferred tax assets. The increase in the total valuation allowance of $(66,344) during December 31, 2024, primarily related to recording a valuation allowance on the U.S. deferred tax assets, partially offset by decreases in valuation allowances in certain foreign jurisdictions as well as changes in foreign exchange rates.

During the fourth quarter of 2024, the Company established a valuation allowance against our U.S. deferred tax assets as it was determined to be more likely than not that these assets will not be realized. This determination was made based

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

on weighing all negative evidence, specifically cumulative losses recognized in our U.S. entity over the past three years.  These cumulative losses were mainly due to significant windfall tax benefits realized from the exercises of stock options during the fourth quarter of 2024, driven by an increase in our Class A common stock price during that period. Despite positive evidence of projected future business profitability in our U.S. entity, management determined that this did not outweigh the negative evidence to allow us to conclude it was more likely than not the deferred tax assets would be realized and therefore we recorded a full valuation allowance against these U.S. deferred tax assets as of December 31, 2024.

The changes in the valuation allowance were as follows:

	For the year ended December 31,
	2024	2023	2022
Valuation allowance, at beginning of year	$(5,941)	$(2,285)	$(1,839)
Increase in valuation allowance recorded through earnings	(68,377)	(3,656)	(624)
Decrease in valuation allowance recorded through earnings	2,033	—	178
Valuation allowance, at end of year	$(72,285)	$(5,941)	$(2,285)

The Company does not assert any earnings to be permanently reinvested with respect to the undistributed earnings of its foreign subsidiaries.

Significant judgement is required in evaluating our uncertain tax positions and determining our provision for income taxes. The total amount of gross unrecognized tax benefits was $1,427, $666, and $0 as of December 31, 2024, 2023, and 2022, respectively, which would affect our effective tax rate if recognized. Accrued interest and penalties were not material for the years ended December 31, 2024, 2023, or 2022.

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which the Company operates. Under applicable U.S. federal statutes, tax years ended December 31, 2021 through December 31, 2024 remain subject to examination. Under applicable statutes, state and foreign corporate tax returns filed for the Company and its respective foreign subsidiaries for years ended December 31, 2019 through December 31, 2024 remain subject to examination by the respective authorities.