Form 10-Q
period 2025-03-31
Vertex, Inc.
filed 2025-05-07
CIK 1806837

v

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 72,005,249 shares of Class A common stock, $0.001 par value per share, and 86,480,641 shares of Class B common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, and the plans and objectives of management, are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “believe,” “expect,” “suggests,” “plans,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions or the negatives of those terms. We base these forward-looking statements on our current expectations, plans, and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that may materially affect such forward-looking statements include, but are not limited to:

●	our ability to maintain and grow revenue from existing customers and new customers, and expand their usage of our solutions;
●	our ability to maintain and expand our strategic relationships with third parties;
●	our ability to adapt to technological change and successfully introduce new solutions or provide updates to existing solutions;
●	risks related to failures in information technology or infrastructure;
●	challenges in using and managing use of Artificial Intelligence (“AI”) in our business;
●	incorrect or improper implementation, integration or use of our solutions;
●	failure to attract and retain qualified technical and tax-content personnel;
●	competitive pressures from other tax software and service providers and challenges of convincing businesses using native enterprise resource planning functions to switch to our software;
●	our ability to accurately forecast our revenue and other future results of operations based on recent success;
●	our ability to offer specific software deployment methods based on changes to customers’ and partners’ software systems;
●	our ability to continue making significant investments in software development and equipment;
●	our ability to sustain and expand revenues, maintain profitability, and to effectively manage our anticipated growth;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
●	our ability to successfully integrate acquired businesses and to realize the anticipated benefits of such acquisitions;
●	risks related to the fluctuations in our results of operations;
●	risks related to our expanding international operations;
●	our exposure to liability from errors, delays, fraud or system failures, which may not be covered by insurance;
●	our ability to adapt to organizational changes and effectively implement strategic initiatives;

●	risks related to our determinations of customers’ transaction tax and tax payments;
●	risks related to changes in tax laws and regulations or their interpretation or enforcement;
●	our ability to manage cybersecurity and data privacy risks;
●	our involvement in material legal proceedings and audits;
●	risks related to undetected errors, bugs or defects in our software;
●	risks related to utilization of open-source software, business processes and information systems;
●	risks related to failures in information technology, infrastructure, and third-party service providers;
●	our ability to effectively protect, maintain, and enhance our brand;
●	changes in application, scope, interpretation or enforcement of laws and regulations;
●	global economic weakness and uncertainties, including the economic uncertainty created by the changing legal, regulatory, or taxation landscape in the United States, and disruption in the capital and credit markets;
●	business disruptions related to natural disasters, epidemic outbreaks, including a global endemic or pandemic, terrorist acts, political events, or other events outside of our control;
●	our ability to comply with anti-corruption, anti-bribery, and similar laws;
●	our ability to protect our intellectual property;
●	changes in interest rates, security ratings and market perceptions of the industry in which we operate, or our ability to obtain capital on commercially reasonable terms or at all;
●	our ability to maintain an effective system of disclosure controls and internal control over financial reporting, or ability to remediate any material weakness in our internal controls;
●	risks related to our Class A common stock and controlled company status;
●	risks related to our indebtedness and adherence to the covenants under our debt instruments;
●	the effects of the Capped Call Transactions (as defined in the notes to the financial statements) and the actions of the Option Counterparties (as defined in the notes to the financial statements) and/or their respective affiliates;
●	any statements of belief and any statements of assumptions underlying any of the foregoing; and
●	other factors beyond our control.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2025 (the “2024 Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements, and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2025 and December 31, 2024

(Amounts in thousands, except per share data)

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$270,395	$296,051
Funds held for customers	33,287	30,015
Accounts receivable, net of allowance of $17,566 and $16,838, respectively	152,338	164,432
Prepaid expenses and other current assets	48,942	36,678
Investment securities available-for-sale, at fair value (amortized cost of $0 and $9,147, respectively)	—	9,157
Total current assets	504,962	536,333
Property and equipment, net of accumulated depreciation	185,557	177,559
Capitalized software, net of accumulated amortization	36,219	36,350
Goodwill and other intangible assets	374,312	363,021
Deferred commissions	27,535	27,480
Deferred income tax asset	19	19
Operating lease right-of-use assets	11,189	11,956
Other assets	14,351	14,073
Total assets	$1,154,144	$1,166,791
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,979	$36,215
Accrued expenses	38,114	35,169
Customer funds obligations	30,632	27,406
Accrued salaries and benefits	21,768	14,581
Accrued variable compensation	14,144	45,507
Deferred revenue, current	349,757	339,326
Current portion of operating lease liabilities	4,043	3,995
Current portion of finance lease liabilities	77	77
Purchase commitment and contingent consideration liabilities, current	29,600	35,100
Total current liabilities	513,114	537,376
Deferred revenue, net of current portion	5,140	4,840
Debt, net of current portion	335,784	335,220
Operating lease liabilities, net of current portion	11,461	12,585
Finance lease liabilities, net of current portion	—	10
Purchase commitment and contingent consideration liabilities, net of current portion	78,200	87,400
Deferred income tax liabilities	9,369	9,918
Deferred other liabilities	586	90
Total liabilities	953,654	987,439
Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 71,907 and 70,670 shares issued and outstanding, respectively	72	71
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 86,481 and 86,481 shares issued and outstanding, respectively	86	86
Additional paid in capital	273,300	278,389
Accumulated deficit	(42,185)	(53,315)
Accumulated other comprehensive loss	(30,783)	(45,879)
Total stockholders' equity	200,490	179,352
Total liabilities and stockholders' equity	$1,154,144	$1,166,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2025 and 2024 (unaudited)

(Amounts in thousands, except per share data)

	Three months ended March 31,
	2025	2024

	(unaudited)
Revenues:
Software subscriptions	$150,761	$131,830
Services	26,301	24,951
Total revenues	177,062	156,781
Cost of revenues:
Software subscriptions	44,245	45,128
Services	19,823	15,861
Total cost of revenues	64,068	60,989
Gross profit	112,994	95,792
Operating expenses:
Research and development	20,886	16,845
Selling and marketing	48,155	40,491
General and administrative	45,028	35,542
Depreciation and amortization	5,880	5,006
Change in fair value of acquisition contingent earn-outs	(14,700)	—
Other operating expense (income), net	3,259	(527)
Total operating expenses	108,508	97,357
Income (loss) from operations	4,486	(1,565)
Interest expense (income), net	(1,539)	286
Income (loss) before income taxes	6,025	(1,851)
Income tax benefit	(5,105)	(4,535)
Net income	11,130	2,684
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	(15,105)	4,011
Unrealized loss on investments, net of tax	9	17
Total other comprehensive (income) loss, net of tax	(15,096)	4,028
Total comprehensive income (loss)	$26,226	$(1,344)

Net income per share of Class A and Class B, basic	$0.07	$0.02
Net income per share of Class A and Class B, dilutive	$0.07	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2025 and 2024 (unaudited)
(Amounts in thousands)

						Retained	Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional	Earnings	Other	Total
	Class A	Common	Class B	Common	Paid In	(Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit)	Loss	Equity
Balance, January 1, 2025	70,670	$71	86,481	$86	$278,389	$(53,315)	$(45,879)	$179,352
Exercise of stock options, net	374	—	—	—	1,165	—	—	1,165
Shares issued upon vesting of Restricted Stock Units, net	863	1	—	—	(25,035)	—	—	(25,034)
Stock-based compensation expense	—	—	—	—	18,780	—	—	18,780
Tax impact on capped call transactions	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	15,105	15,105
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	—	—	11,130	—	11,130
Balance, March 31, 2025	71,907	72	86,481	86	273,300	(42,185)	(30,783)	200,490

						Retained	Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional	Earnings	Other	Total
	Class A	Common	Class B	Common	Paid In	(Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit)	Loss	Equity
Balance, January 1, 2024	60,989	$61	92,661	$93	$275,155	$(586)	$(21,742)	$252,981
Exercise of stock options, net	653	—	—	—	(5,454)	—	—	(5,454)
Shares issued upon vesting of Restricted Stock Units, net	674	1	—	—	(10,899)	—	—	(10,898)
Stock-based compensation expense	—	—	—	—	14,845	—	—	14,845
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(4,011)	(4,011)
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	(17)	(17)
Net income	—	—	—	—	—	2,684	—	2,684
Balance, March 31, 2024	62,316	62	92,661	$93	$273,647	$2,098	$(25,770)	$250,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2025 and 2024 (unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2025	2024

	(unaudited)
Cash flows from operating activities:
Net income	$11,130	$2,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,266	20,948
Amortization of cloud computing implementation costs	1,006	994
Provision for subscription cancellations and non-renewals	192	1,082
Amortization of deferred financing costs	680	146
Change in fair value of contingent consideration liabilities	(14,700)	(800)
Stock-based compensation expense	21,044	16,324
Deferred income taxes	(929)	(2,588)
Non-cash operating lease costs	779	828
Other	(7)	(106)
Changes in operating assets and liabilities:
Accounts receivable	11,772	4,478
Prepaid expenses and other current assets	(13,169)	(7,335)
Deferred commissions	(56)	(64)
Accounts payable	(11,279)	(1,153)
Accrued expenses	2,956	(8,486)
Accrued and deferred compensation	(26,785)	(14,515)
Deferred revenue	11,156	11,177
Operating lease liabilities	(1,068)	(1,125)
Other	(183)	2,077
Net cash provided by operating activities	14,805	24,566
Cash flows from investing activities:
Property and equipment additions	(21,394)	(14,449)
Capitalized software additions	(5,661)	(5,615)
Purchase of investment securities, available-for-sale	(2,398)	(4,271)
Proceeds from sales and maturities of investment securities, available-for-sale	11,607	4,800
Net cash used in investing activities	(17,846)	(19,535)
Cash flows from financing activities:
Net increase in customer funds obligations	3,227	15,939
Principal payments on long-term debt	—	(625)
Payments for deferred financing costs	—	(89)
Payments for taxes related to net share settlement of stock-based awards	(25,034)	(17,862)
Proceeds from exercise of stock options	1,166	1,510
Payments of finance lease liabilities	(12)	(26)
Net cash used in financing activities	(20,653)	(1,153)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,310	(349)
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,384)	3,529
Cash, cash equivalents and restricted cash, beginning of period	326,066	89,151
Cash, cash equivalents and restricted cash, end of period	$303,682	$92,680
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$270,395	$56,134
Restricted cash—funds held for customers	33,287	36,546
Total cash, cash equivalents and restricted cash, end of period	$303,682	$92,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except per share data)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Vertex, Inc. (“Vertex”) and its consolidated subsidiaries (collectively, the “Company”) operate as solutions providers of state, local, and value added tax calculation, compliance, and analytics, offering software products that are sold through software license and software as a service (“cloud”) subscriptions. The Company also provides implementation and training services in connection with its software license and cloud subscriptions, transaction tax returns outsourcing, and other tax-related services. The Company sells to customers located throughout the United States of America (“U.S.”) and internationally.

Basis of Consolidation

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of the Company. All intercompany transactions have been eliminated in consolidation.

On August 30, 2024, the Company completed its acquisition of ecosio GmbH (“ecosio”). Upon its acquisition, ecosio became a wholly owned subsidiary of the Company, and its operations have been included in the Company’s condensed consolidated financial statements commencing on the acquisition date.

Prior to June 5, 2024, the Company owned an 80% controlling equity interest in Systax Sistemas Fiscais LTDA (“Systax”), a provider of Brazilian transaction tax content and software. Systax was determined to be a variable interest entity and the accounts were included in the condensed consolidated financial statements. Vertex did not have full decision-making authority over Systax; however, Vertex was the entity that most significantly participated in the variability of the fair value of Systax’s net assets and was considered the entity most closely associated to Systax. As such, Vertex was deemed the primary beneficiary of Systax and consolidated Systax into its condensed consolidated financial statements. On June 5, 2024, Vertex acquired the remaining 20% equity interest in Systax, resulting in Systax becoming a wholly owned subsidiary of the Company, and is consolidated into the condensed consolidated financial statements.

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the SEC on February 27, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements included in the 2024 Annual Report. The accompanying interim condensed consolidated balance sheet as of March 31, 2025, the interim condensed consolidated statements of comprehensive income (loss) and changes in stockholders’ equity for the three months ended March 31, 2025 and 2024, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues, and expenses during the reporting period. Significant estimates used in preparing these condensed consolidated financial statements include: (i) the estimated allowance for subscription cancellations; (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) allowance for credit losses on available-for-sale debt securities; (iv) the reserve for self-insurance; (v) assumptions related to achievement of technological feasibility for software developed for sale; (vi) product life cycles; (vii) estimated useful lives and potential impairment of long-lived assets, intangible assets, and capitalized cloud computing arrangement software implementation costs; (viii) potential impairment of goodwill; (ix) determination of the fair value of tangible and intangible assets acquired, liabilities assumed, and consideration transferred in acquisitions; (x) amortization period of deferred commissions; (xi) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of certain stock-based compensation awards and Employee Stock Purchase Plan (“ESPP”) purchase rights; (xii) measurement of future purchase commitment, fair value of contingent consideration liabilities related to cash and stock earn-out payments, contingent consideration and deferred purchase consideration liabilities associated with acquisitions; and (xiii) the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements or tax returns. Actual results may differ from these estimates.

Supplemental Balance Sheet Disclosures

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of March 31,	As of December 31,
	2025	2024
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$20,274	$15,223
Unamortized cloud computing implementation costs	4,088	4,088
Prepaid insurance	1,011	1,488
Prepaid licenses and support	23,569	15,879
Prepaid expenses and other current assets	$48,942	$36,678

Other assets:
Unamortized cloud computing implementation costs	$9,690	$10,173
Other assets	4,661	3,900
Total other assets	$14,351	$14,073

Accrued expenses:
Accrued general expenses	$16,710	$14,862
Accrued contract labor and professional fees	15,381	15,152
Accrued income and other taxes	6,023	5,155
Accrued expenses	$38,114	$35,169

Cloud computing software implementation costs incurred in hosting arrangements are capitalized and included as a component of prepaid expenses and other current assets, or other assets, once available for their intended use. These costs are amortized using the straight-line method over their respective contract service periods, including periods covered by an option to extend, ranging from two to five years. Amortization expense for capitalized cloud computing implementation costs for the three months ended March 31, 2025 and 2024 were $1,006 and $994, respectively, and are included in general and administrative expense in the condensed consolidated statements of comprehensive income (loss).

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Recently Issued Accounting Pronouncements

Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose additional information in specified categories in the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. ASU 2023-09 also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold and eliminates certain existing disclosures. In addition to new disclosures associated with the rate reconciliation, the standard requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The standard will be effective for annual periods in fiscal years beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively, and early adoption is permitted. The Company is continuing to assess the potential impacts of the standard and does not expect this pronouncement to have a material effect on its condensed consolidated financial statements, other than the required changes to the income tax disclosures.

Disaggregation of Income Statement Expenses

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Entities will be required to provide disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements for both interim and annual reporting periods. The standard does not change the expense captions that an entity presents on the face of the income statement. The standard will be effective for annual periods beginning after December 15, 2026, and for interim periods for fiscal years beginning after December 15, 2027, with early adoption permitted. Entities are required to adopt the standard prospectively; however, entities are permitted to apply the amendments retrospectively to any or all prior periods presented in the financial statements. The Company is continuing to assess the potential impacts of the standard and does not expect this pronouncement to have a material effect on its financial statements, other than the required changes to the disclosures.

2.     REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended March 31,
	2025	2024

	(unaudited)
Software subscriptions:
Software licenses	$70,611	$69,994
Cloud subscriptions	80,150	61,836
Software subscriptions	150,761	131,830
Services	26,301	24,951
Total revenues	$177,062	$156,781

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $17,566 and $16,838 at March 31, 2025 and December 31, 2024, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the three months ended March 31, 2025	For the year ended December 31, 2024
	(unaudited)
Balance, beginning of period	$164,432	$141,752
Balance, end of period	152,338	164,432
Increase (decrease)	$(12,094)	$22,680

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period. Deferred revenue is included net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $12,547 and $12,028 at March 31, 2025 and December 31, 2024, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended March 31,
	2025		2024
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, January 1,	$(16,838)		$(16,272)
Allowance balance, March 31,	(17,566)		(20,241)
Change in allowance		$728		$3,969
Deferred allowance balance, January 1,	12,028		11,741
Deferred allowance balance, March 31,	12,547		14,634
Change in deferred allowance		(519)		(2,893)
Net amount charged to revenues		$208		$1,076

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets. The following table provides information about the balances of and changes to deferred revenue for the following periods:

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

	For the three months ended March 31,
	2025	2024

	(unaudited)
Changes to deferred revenue:
Beginning balance	$344,166	$292,720
Additional amounts deferred	187,793	165,052
Revenues recognized	(177,062)	(156,781)
Ending balance	$354,897	$300,991

Contract costs

Deferred sales commissions earned by the Company’s sales force and certain sales incentive programs and vendor referral agreements are considered incremental and recoverable costs of obtaining a contract with a customer. An asset is recognized for these incremental contract costs and included as deferred commissions in the condensed consolidated balance sheets. These contract costs are amortized on a straight-line basis over a period consistent with the transfer of the associated product and services to the customer, which is generally one to three years. Amortization of these costs are included in selling and marketing expense in the condensed consolidated statements of comprehensive income (loss).  The Company periodically reviews these contract assets to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these assets. There were no impairment losses recorded for the periods presented.

The changes to contract cost balances as of and for the following periods are:

	For the three months ended March 31,
	2025	2024

	(unaudited)
Deferred commissions:
Beginning balance	$27,480	$21,237
Additions	5,057	3,984
Amortization	(5,002)	(3,920)
Ending balance	$27,535	$21,301

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

3.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s fair value for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of March 31, 2025 (unaudited)	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$246,020	$246,020	$—	$—
ecosio Cash Earn-outs	76,100	—	—	76,100
ecosio Stock Earn-outs	31,700	—	—	31,700
	Fair Value Measurements Using
As of December 31, 2024	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$276,374	$276,374	$—	$—
Commercial Paper	4,920	—	4,920	—
Corporate Bonds	250	—	250	—
U.S. Treasury Securities	5,983	—	5,983	—
ecosio Cash Earn-outs	74,400	—	—	74,400
ecosio Stock Earn-outs	48,100	—	—	48,100

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

As of December 31, 2024, the Company had additional investments in bank and corporate issued commercial paper (“Commercial Paper”), corporate bonds (“Corporate Bonds”), and U.S. treasury securities (“U.S. Treasury Securities”). The Company believes that Level 2 designation was appropriate for these securities under Accounting Standards Codification  (“ASC”) 820-10, Fair Value Measurements and Disclosures, as these securities were fixed income securities, none were exchange-traded, and all were priced by correlation to observed market data. For these securities, the Company obtained fair value measurements from an independent pricing service. The fair value measurements considered observable data that may have included dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. These securities qualified as debt securities per ASC 320, Investments– Debt Securities, and were classified as available-for-sale as they could be liquidated and used for general corporate purposes. These securities were carried at fair value in the investment securities available-for-sale line in the condensed consolidated balance sheets, with the unrealized holding gains and (losses), net of tax, included in other comprehensive (income) loss until realized. During the three months ended March 31, 2025, the Company fully liquidated these securities, which resulted in a realized gain of $19, which is included in the interest expense (income), net line of the condensed consolidated statements of comprehensive income (loss).

In connection with the August 2024 ecosio acquisition, the sellers are entitled to three annual earn-outs in the form of cash, with an aggregate of up to $94,355 (the “Cash Earn-outs”), and stock, with an aggregate value of up to $35,000 (the “Stock Earn-outs,” and together with the Cash Earn-outs, the “Earn-outs”), assuming maximum payouts. The Earn-outs are based on ecosio’s achievement of certain monthly software revenue targets over a three-year period, measured over an

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

aggregate of 12 months and paid within 90 days after the relevant measurement period. At the acquisition date, the fair value of the Cash Earn-outs and Stock Earn-outs were $71,000 and $34,000, respectively. The fair value of the Cash Earn-out and the Stock Earn-out were measured on the acquisition date using a Monte Carlo simulation in a risk-neutral framework, calibrated to management’s revenue forecasts. Additional information on the Cash Earn-outs and the Stock Earn-outs is presented in the following table:

	Maximum	Fair Value	Fair Value
Cash Earn-outs/ Period (unaudited)	Payout	March 31, 2025	December 31, 2024
Year 1 - December 1, 2024 - December 1, 2025	$19,600	$18,300	$17,900
Year 2 - December 1, 2025 - December 1, 2026	30,625	25,100	24,400
Year 3 - December 1, 2026 - December 1, 2027	44,130	32,700	32,100
Total Cash Earn-outs	$94,355	$76,100	$74,400
	Maximum	Fair Value	Fair Value
Stock Earn-outs/ Period (unaudited)	Payout (1)	March 31, 2025	December 31, 2024
Year 1 - December 1, 2024 - December 1, 2025	$12,000	$11,300	$17,200
Year 2 - December 1, 2025 - December 1, 2026	12,000	10,800	16,300
Year 3 - December 1, 2026 - December 1, 2027	11,000	9,600	14,600
Total Stock Earn-outs	$35,000	$31,700	$48,100
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

The Cash Earn-outs and Stock Earn-outs are recorded at fair value in the condensed consolidated balance sheets as follows:

	As of March 31, 2025		As of December 31, 2024
	(unaudited)
	Current (1)	Non-Current (2)	Current (1)	Non-Current (2)
Cash Earn-outs	$18,300	$57,800	$17,900	$56,500
Stock Earn-outs	11,300	20,400	17,200	30,900
Total	$29,600	$78,200	$35,100	$87,400

(1) Included in purchase commitment and contingent consideration liabilities, current.
(2) Included in purchase commitment and contingent consideration liabilities, net of current portion.

These Earn-outs represent recurring fair value measurements with significant unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy. The final payments may be adjusted depending on the actual amount, above or below the target. The Earn-outs will be revalued and adjusted quarterly until the end of the Earn-out period, and any fair value adjustments will be recorded in the other operating expense (income), net line of the condensed consolidated statement of income.

During the three months ended March 31, 2025, the Company recorded fair value adjustments of $1,700 and $(16,400) to the Cash Earn-outs and Stock Earn-outs, respectively.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The fair values of the Cash Earn-outs and the Stock Earn-outs and unobservable inputs used for the Monte Carlo Simulation valuation are shown in the table below.

	March 31, 2025 (unaudited)
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$76,100	Monte Carlo Simulation	Revenue volatility	22.5%
			Revenue discount rate	7.4%
			Term (in years)	2.9

ecosio Contingent Consideration - Stock Earn-outs	$31,700	Monte Carlo Simulation	Revenue volatility	22.5%
			Revenue discount rate	7.4%
			Term (in years)	2.9

	December 31, 2024
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$74,400	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	7.7%
			Term (in years)	3.2

ecosio Contingent Consideration - Stock Earn-outs	$48,100	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	7.7%
			Term (in years)	3.2

In connection with the January 2021 Tellutax LLC (“Tellutax”) acquisition, the sellers were entitled to contingent consideration if sales targets are met during a period of time following the acquisition (the “Tellutax Contingent Consideration”). The Tellutax Contingent Consideration was based on three potential earn-out payments determined by periodic revenue achievements over a thirty-month period. Such estimates represented a recurring fair value measurement with significant unobservable inputs, which management considered to be Level 3 measurements under the fair value hierarchy. The significant assumptions used in these calculations included forecasted results and the estimated likelihood for each performance scenario. The fair value of Tellutax Contingent Consideration was estimated using a Monte Carlo Simulation to compute the expected cash flows from the payments specified in the purchase agreement. Such payments have no maximum limit, but if certain targets are not met, there will be no payment for the applicable measurement period.

A fair value adjustment of $(800) was recorded in other operating expense (income), net for the three months ended March 31, 2024. As of March 31, 2025 and December 31, 2024, the Tellutax consideration balance was $0.

Changes in the fair value of the Company’s level 3 liabilities during the three months ended March 31, 2025, were as follows:

	ecosio
	Contingent Consideration
	Cash Earn-outs	Stock Earn-outs

	(unaudited)
Balance, January 1, 2025	$74,400	$48,100
Fair value adjustments	1,700	(16,400)
Balance, March 31, 2025	$76,100	$31,700

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

The carrying amount of our bank debt approximates fair value as the variable rates on the debt approximate those commercially available in the market and is considered a Level 3 measurement.

Non-recurring Fair Value Measurements

The ecosio acquisition on August 30, 2024 and the Tellutax acquisition on January 25, 2021 were accounted for as business combinations, and the total purchase price for each acquisition was allocated to the net assets acquired and liabilities assumed based on their estimated fair values.

Derivative Instruments

The Company may periodically enter into derivative contracts to reduce our exposure to foreign currency exchange rates. Historically, the Company has not designated derivative contracts as hedges. Such derivative contracts are typically designed to manage specific risks according to our strategies, which may change from time to time.

Convertible Senior Notes

As of March 31, 2025 and December 31, 2024, the Notes (as defined in Note 7, “Debt”) was $407,838 and $539,494, respectively. The fair value was determined based on the quoted price of the Notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. For further information on the Notes, refer to Note 7, “Debt”.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

4.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of March 31,	As of December 31,
	2025	2024
	(unaudited)
Leasehold improvements	$20,107	$20,096
Equipment	15,943	14,386
Computer software purchased	1,356	1,344
Internal-use software developed:
Cloud-based customer solutions	260,506	237,232
Internal systems and tools	75,946	72,406
Furniture and fixtures	7,303	7,292
In-process internal-use software	26,191	28,916
Property and equipment	407,352	381,672
Less accumulated depreciation and amortization	(221,795)	(204,113)
Property and equipment, net	$185,557	$177,559

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,056 and $1,245 for the three months ended March 31, 2025 and 2024, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

Finance lease amortization was $19 and $22 for the three months ended March 31, 2025 and 2024, respectively, and is included in depreciation and amortization expense in the condensed consolidated statements of comprehensive income (loss).

Assets under finance leases of $172 and $172, net of accumulated amortization of $116 and $97, respectively, at March 31, 2025 and December 31, 2024, respectively, are included in property and equipment in the condensed consolidated balance sheets.

The major components of internal-use software developed are as follows:

	As of March 31,	As of December 31,
	2025	2024
	(unaudited)
Internal-use software developed	$336,452	$309,638
Less accumulated depreciation	(187,759)	(171,181)
Internal-use software developed, net of accumulated depreciation	148,693	138,457
In-process internal-use software	26,191	28,916
Internal-use software developed, net	$174,884	$167,373

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Amounts included in property and equipment additions related to capitalized internal-use software on the condensed consolidated statements of cash flows are as follows:

	For the three months ended March 31,
	2025	2024

	(unaudited)
Cloud-based customer solutions	$15,084	$9,687
Internal systems and tools	4,762	4,762
Total	$19,845	$14,449

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended March 31, 2025 and 2024 was $10,063 and $9,432, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended March 31, 2025 and 2024 was $4,805 and $3,739, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

5.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of March 31,	As of December 31,
	2025	2024
	(unaudited)
Capitalized software	$146,822	$140,562
Less accumulated amortization	(110,967)	(105,175)
Capitalized software, net of accumulated depreciation	35,855	35,387
In-process capitalized software	364	963
Capitalized software, net	$36,219	$36,350

Software development costs capitalized for the three months ended March 31, 2025 and 2024, were $5,661 and $5,615, respectively.

Capitalized software amortization expense, including amortization of acquired technology, was $5,792 and $5,854 for the three months ended March 31, 2025 and 2024, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of March 31,	As of December 31,
	2025	2024
	(unaudited)
Goodwill	$369,436	$357,823
Other intangible assets, net	4,876	5,198
Total	$374,312	$363,021

The Company has recognized various amortizable other intangible assets in connection with acquisitions related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements, for the periods presented:

	As of March 31,	As of December 31,
	2025	2024
	(unaudited)
Weighted average amortization period (years)	3.3	3.3

Gross value	$16,291	$15,818
Accumulated amortization	(11,415)	(10,620)
Carrying value	$4,876	$5,198

The following table presents amortization of other intangible assets:

For the three months ended March 31,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2025	$—	$531	$531
2024	61	595	656

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

7.DEBT

Credit Agreement

The Company has a credit agreement (“Credit Agreement”) with a banking syndicate, which initially provided (i) a term loan in the aggregate amount of $50,000 (the “Term Loan”); and (ii) a $200,000 revolving facility (the “Line of Credit”). On May 10, 2024, the Company repaid the outstanding Term Loan balance in full.

On November 4, 2024, the Company entered into a Fifth Amendment to the Credit Agreement (the “Fifth Amendment”), which provided for, among other modifications, an increase in the Line of Credit commitment from $200,000 to $300,000 and an extension of the maturity date to November 4, 2029.

The Company had no outstanding borrowings under the Credit Agreement at March 31, 2025 or December 31, 2024.

Indenture and Notes

On April 26, 2024, the Company issued $345,000 aggregate principal amount of 0.750% Convertible Senior Notes due 2029 (the “Notes”) to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a rate of 0.750% per annum on the principal amount thereof, payable semi-annually in arrears on May 1 and November 1 of each year, beginning on November 1, 2024. The Notes will mature on May 1, 2029, unless earlier repurchased, redeemed or converted in accordance with their terms.

There have been no changes to the initial conversion price of the Notes since issuance or during the three months ended March 31, 2025.

The last reported sales price of the Company’s Class A common stock for at least 20 trading days during the 30 consecutive trading days ending on, and including, December 31, 2024, was greater than or equal to 130% of the conversion price of the Notes on each applicable trading day. Therefore, the Notes were convertible at the option of the holders of the Notes during the first quarter of 2025; however, no conversions occurred as of March 31, 2025.

Capped Call Transactions

In connection with the pricing of the Notes on April 23, 2024, the Company entered into privately negotiated capped call transactions (the “Base Capped Call Transactions”) with certain financial institutions (together, the “Option Counterparties”). In connection with the exercise of the option to purchase the additional Notes in full, the Company entered into additional capped call transactions with the Option Counterparties (together with the Base Capped Call Transactions, the “Capped Call Transactions”).

The Company’s indebtedness at March 31, 2025 and December 31, 2024 was as follows:

	As of March 31, 2025 (unaudited)			As of December 31, 2024
	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount
Convertible senior notes, non-current	345,000	(9,216)	335,784	345,000	(9,780)	335,220
Total debt	$345,000	$(9,216)	$335,784	$345,000	$(9,780)	$335,220

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The Company’s interest expense related to the Notes is as follows:

	For the three months ended March 31,
	2025	2024

	(unaudited)
Contractual interest expense	$647	$—
Amortization of issuance costs	564	—
Total interest expense, convertible senior notes	$1,211	$—

8.STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2025, the Company issued 374 shares of Class A common stock related to the exercise of options, net of 13 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. During this period, the Company also issued 863 shares of Class A common stock in connection with the vesting of Restricted Stock Units (“RSUs”), net of 545 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

During the three months ended March 31, 2024, the Company issued 653 shares of Class A common stock related to the exercise of options, net of 265 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. During this period, the Company issued 674 shares of Class A common stock in connection with the vesting of RSUs, net of 417 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

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

Basic and diluted net income (loss) per share attributable to common stockholders is calculated using the treasury stock and if-converted methods. The basic net income (loss) per share attributable to Class A common stockholders includes Restricted Stock Awards (“RSAs”), RSUs, Performance Stock Units (“PSUs”), and ESPP shares once vesting or purchase contingencies are resolved, and the related shares are deemed to be outstanding. The diluted net income (loss) per share attributable to Class A common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, all options to purchase shares of Class A common stock and nonvested RSAs and RSUs are considered common stock equivalents. PSUs are included in the computation of diluted net income per share only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be satisfied if the end of the reporting period were the end of the related performance period, and if the effect would be dilutive. The portion of ESPP shares for which the Company has received payments but for which the related shares are not yet issuable are also considered potential common stock equivalents. Additionally, the dilutive effect of shares issuable upon conversion of the Notes is included in the calculation of diluted EPS by application of the if-converted method. In connection with the issuance of the Notes, the Company entered into the Capped Call Transactions, which are not included for purposes of calculating the number of diluted weighted-average shares outstanding, as their effect would be anti-dilutive. The Company has excluded the effect of its Class A common stock to be issued in connection with the Stock Earn-outs as the underlying performance conditions were not satisfied prior to the end of the reporting period, nor would they be satisfied if the end of the reporting period were the end of the related

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

performance period. In periods of net loss available to common stockholders, diluted calculations are equal to basic calculations because the inclusion of potential common stock equivalents would be anti-dilutive.

The tables below illustrate the calculation of basic and diluted net income per common share for the Class A common stock and Class B common stock for the periods reflected below.

	For the three months ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B

	(unaudited)		(unaudited)
Basic net income per share:
Numerator
Allocation of net income (1)	$5,029	$6,101	$1,071	$1,613
Denominator
Total shares used in per share computation	71,288	86,481	61,560	92,661
Basic net income per share:	$0.07	$0.07	$0.02	$0.02

Diluted net income per share:
Numerator
Allocation of net income (1)	$5,215	$5,915	$1,135	$1,549
Total net income used in per diluted computation	$5,215	$5,915	$1,135	$1,549
Denominator
Number shares used in basic per share computation	71,288	86,481	61,560	92,661
Dilutive effect of common stock equivalents	4,955	—	6,361	—
Total shares used in per share computation (2)	76,243	86,481	67,921	92,661
Dilutive net income per share:	$0.07	$0.07	$0.02	$0.02
(1) Allocation of net income is based on the percentages of shares outstanding.

(2) For the three months ended March 31, 2025, a total of 9,498 shares assumed to be converted from the Notes, as well as 7 out-of-the-money options resulted in anti-dilutive impact to EPS and therefore were excluded from the calculation. For the three months ended March 31, 2024, a total of 232 out-of-the-money options resulted in anti-dilutive impact to EPS and therefore were excluded from the calculation.

10.    STOCK-BASED AWARD PLANS

The 2020 Incentive Award Plan (the “2020 Plan”) provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The Company issued stock options, RSAs, RSUs, and PSUs under the 2020 Plan. As of March 31, 2025, 20,118 shares of Class A common stock were available for issuance under the 2020 Plan.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Options

The following table summarizes activity for options outstanding under the 2020 Plan for the three months ended March 31, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value

	(unaudited)
Outstanding at January 1, 2025	2,970	$6.93	4.4	$137,857
Exercised	(387)	4.04
2020 Plan options outstanding at March 31, 2025	2,583	$7.36	4.4	$71,401
2020 Plan options exercisable at March 31, 2025	2,513	$7.05	4.3	$70,260

The details of options outstanding, vested, and exercisable under the 2020 Plan as of March 31, 2025 are as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)

	(unaudited)
$0.15 to $0.71	310	*	310	*
$2.50	444	1.6	444	1.6
$3.17	113	2.9	113	2.9
$3.73	737	4.6	737	4.6
$4.70	466	4.9	466	4.9
$18.47	190	6.7	136	6.7
$18.96	60	6.4	60	6.4
$19.00	46	6.5	30	6.5
$32.16	217	5.9	217	5.9
	2,583		2,513
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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

There were no options issued under the 2020 Plan during the three months ended March 31, 2025 or 2024.

At March 31, 2025, $284 of unrecognized compensation expense associated with options is expected to be recognized over a weighted average period of approximately 0.7 years.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2025:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2025	4,534	$19.96
Granted	1,119	45.43
Vested	(1,408)	18.68
Forfeited	(13)	32.26
Outstanding at March 31, 2025	4,232	$27.08

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. Vested RSUs are settled by issuing Class A shares or the equivalent value in cash at the Board’s discretion. At March 31, 2025, $87,607 of unrecognized compensation expense for RSUs is expected to be recognized over a weighted average period of approximately 2.8 years.

Restricted Stock Awards

The following table summarizes RSA activity for the three months ended March 31, 2025:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2025	34	$35.06
Outstanding at March 31, 2025	34	$35.06

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. At March 31, 2025, $235 of unrecognized compensation expense for RSAs is expected to be recognized over a weighted average period of approximately 0.3 years.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Performance Stock Units

In connection with the 2024 ecosio acquisition, current and newly hired employees of ecosio have or may receive RSUs that vest upon continuing service and performance conditions (“Performance Stock Units” or “PSUs”). These performance conditions are based upon ecosio’s monthly software revenues meeting specified annual targets over a three-year period. The annual targets are based on a range of performance targets in which grantees may earn a prorated portion of the base number of awards granted up to 100%.

The stock-compensation expense associated with the awards will be accounted for as compensation expense over the vesting periods based on the Company’s assessment of the probability of achieving the targets. If the required conditions are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. As of March 31, 2025, the Company determined that it is probable that the performance target for the first annual measurement period would be achieved and has recorded $830 in stock-based compensation expense for the three months ended March 31, 2025. No compensation expense has been recorded in connection with the second or third annual targets as the Company has not yet deemed it probable that the performance targets will be achieved.

		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2025	192	$53.46
Forfeited	(2)	53.46
Outstanding at March 31, 2025	190	$53.46

At March 31, 2025, a maximum of $9,032 of unrecognized compensation expense for PSUs, pending achievement of targets, may be recognized over a weighted average period of approximately 2.7 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common stock through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Amounts withheld from participants are included in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending May 31, 2025 aggregated $1,457 as of March 31, 2025. As of March 31, 2025, 6,335 shares of Class A common stock were available for issuance under the ESPP.

As of March 31, 2025, there was approximately $171 of unrecognized ESPP stock-based compensation expense expected to be recognized on a straight-line basis over the remaining term of the six-month offering period ending May 31, 2025.

At March 31, 2025 and 2024, there were two ESPP offering periods open that end May 31, 2025 and 2024, respectively. The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. ESPP offering periods

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

reported in the March 31, 2025 and 2024 financial statements include the periods noted below in the table. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

	Offering Period Ending
	5/31/2025	5/31/2024
Fair market value of common stock	$54.64	$27.82
Volatility	26.4%	36.6%
Expected term (years)	0.5	0.5
Expected dividend yield	-%	-%
Risk-free interest rate	4.4%	5.3%

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

Stock-Based Compensation

The Company recognized total stock-based compensation expense related to incentive awards, net of forfeitures, as follows:

	For the three months ended March 31,
	2025	2024

	(unaudited)
Stock-based compensation expense:
Stock options	$311	$2,606
RSUs	19,353	13,003
RSAs	298	490
PSUs	830	—
ESPP	252	225
Total stock-based compensation expense	$21,044	$16,324

The Company recognized stock-based compensation expense in the condensed consolidated statements of comprehensive income (loss) as follows:

	For the three months ended March 31,
	2025	2024

	(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$2,227	$1,590
Cost of revenues, services	1,696	1,006
Research and development	4,352	3,373
Selling and marketing	5,806	4,222
General and administrative	6,963	6,133
Total stock-based compensation expense	$21,044	$16,324

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

11.   COMMITMENTS AND CONTINGENCIES

In January 2022, the Company filed a complaint against a competitor alleging claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation. The outcome of the case is subject to a number of uncertainties; therefore, the Company has not recognized any potential impact to the condensed consolidated financial statements related to the outcome of the case. During the three months ended March 31, 2025, the Company recognized $2,425 for legal expenses associated with the case within the other operating expense (income), net line of the condensed consolidated statements of income (loss).

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

12.   SEGMENT DISCLOSURES

The Company operates its business as one operating segment. Operating segments are defined as components of an enterprise in which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM, the Chief Executive Officer, reviews financial information regularly at the consolidated level. Net income (loss) and adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”), a non-GAAP measure, are both used as metrics to evaluate performance of the business in deciding whether to reinvest profits into software development, acquisitions or into other areas of the Company. The Company believes that Adjusted EBITDA is a useful supplemental measure to evaluate overall operating performance as it measures business performance by focusing on cash related results and it is an important metric to lenders under the Company’s Credit Agreement. The most directly comparable GAAP measure to Adjusted EBITDA is net income (loss).

The CODM monitors consolidated forecasted versus actual net income (loss) and Adjusted EBITDA results for the purpose of determining the general health of the Company and assessing the performance of the Company as compared to management’s expectations.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The following significant expense categories and measures of segment income (loss) are regularly reported to the CODM for the Company’s single segment:

	For the three months ended March 31,
	2025	2024

	(unaudited)
Total Revenues	$177,062	$156,781
Less:
Cost of revenues – software subscriptions	44,245	45,128
Cost of revenues – services	19,823	15,861
Research & development	20,886	16,845
Selling & marketing	48,155	40,491
General & administrative	45,028	35,542
Depreciation & amortization	5,880	5,006
Change in fair value of acquisition contingent earn-outs	(14,700)	—
Other segment items (1)	3,259	(527)
Interest (income) expense, net	(1,539)	286
Income tax benefit	(5,105)	(4,535)
Net income (GAAP)	$11,130	$2,684
Adjustments:
Interest expense (income), net	(1,539)	286
Income tax benefit	(5,105)	(4,535)
Depreciation and amortization – property and equipment	5,880	5,006
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	15,855	15,347
Amortization of acquired intangible assets – selling and marketing expense	531	595
Amortization of cloud computing implementation costs – general and administrative	1,006	994
Stock-based compensation expense	21,044	16,324
Severance expense	457	842
Acquisition contingent consideration	—	(800)
Change in fair value of acquisition contingent earn-outs	(14,700)	—
Transaction costs	2,660	—
Adjusted EBITDA (Non-GAAP)	$37,219	$36,743
(1) Other segment items include professional fees, contracted labor, transaction costs, acquisition related earn-out adjustments and foreign currency exchange gains (losses).

Additionally, the Company considers stock-based compensation expense a significant expense category. For further information, refer to Note 10, “Stock Based Award Plans.”

As the Company operates solely within one segment, total assets, property and equipment, net, and capitalized software, net are reported at the consolidated level on the condensed consolidated balance sheets. The Company’s assets include both current and long-lived assets, and corporate assets. As of March 31, 2025 and December 31, 2024, $894 and $687, respectively, of the Company’s property and equipment assets were held outside of the U.S.

Depreciation and amortization, property and equipment additions, and capital software additions are reported at the consolidated level on the condensed consolidated statements of cash flows.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types. For the three months ended March 31, 2025 and 2024, approximately 8% and 7%, respectively, of the Company’s revenues were generated outside of the U.S. None of the Company’s customers represented more than 10% of total revenues for the three months ended March 31, 2025 or 2024. For further information including disaggregation of revenues, refer to Note 2, “Revenue Recognition.”

13.   INCOME TAXES

The Company reported income tax benefit of $(5,105) and $(4,535) for the three months ended March 31, 2025 and 2024, respectively. The effective income tax rate was (84.7)% for the three months ended March 31, 2025, compared to 245.0% for the three months ended March 31, 2024.

In determining interim provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income (loss) adjusted for discrete items arising year-to-date. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to state taxes, foreign taxes, tax benefits on the exercises and vesting of stock awards, tax credits, limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m), fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, and fluctuations in nondeductible contingent consideration liabilities.

The income tax benefit for the three months ended March 31, 2025 was primarily attributable to tax benefits from stock-based awards exercised or vested during the quarter, tax credits, and fluctuations in nondeductible contingent consideration liabilities, net of limitations on deductions of certain employees’ compensation, fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, and state taxes. The income tax benefit for the three months ended March 31, 2024 was primarily attributable to tax benefits from stock-based awards exercised or vested during the quarter, net of the impact from limitations on deductions of certain employees’ compensation.

14.   SUBSEQUENT EVENTS

On April 30, 2025, the Company announced it had completed a strategic investment in Kintsugi AI, Inc. (“Kintsugi”), a San Francisco-based, AI startup focused on automating sales tax compliance for small and mid-size businesses. Terms of the agreement include a $15,000 minority investment representing a 10% ownership interest, as well as an intellectual property sharing and commercial arrangement. Additionally, the Company has designated one member to Kintsugi’s board of directors.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2025 (the “2024 Annual Report”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Special Note Regarding Forward-Looking Statements” above, and in Part I, Item 1A of the 2024 Annual Report and as may be subsequently updated by our other SEC filings.

Overview

Vertex is a leading global provider of indirect tax solutions. Our mission is to deliver the most trusted tax technology enabling global businesses to transact, comply and grow with confidence. Vertex provides solutions that can be tailored to specific industries for major lines of indirect tax, including sales and consumer use, value added and payroll. Headquartered in North America, and with offices in South America and Europe, Vertex empowers the world’s leading brands to simplify the complexity of continuous compliance. Vertex employs over 1,900 professionals and serves companies across the globe.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 53% and 47% of software subscription revenue from cloud-based subscriptions during the three months ended March 31, 2025 and 2024, respectively. While our on-premise software subscription revenue comprised 47% and 53% of our software subscription revenue during the three months ended March 31, 2025 and 2024, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

We license our solutions primarily through our direct sales force, which focuses on selling to qualified leads provided by our marketing efforts, and through our network of referral partners. We also utilize indirect sales to a lesser extent to efficiently grow and scale our enterprise and mid-market revenues.

Our partner ecosystem is a differentiating, competitive strength in both our software development and our sales and marketing activities. We integrate with key technology partners that span Enterprise Resource Planning (“ERP”), Customer Relationship Management, procurement, billing, Point of Sale and e-commerce. These partners include

Adobe/Magento, Coupa, Microsoft Dynamics, NetSuite, Oracle, Salesforce, SAP, SAP Ariba, Shopify, Workday and Zuora. We also collaborate with numerous accounting firms who have built implementation practices around our software to serve their customer base.

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $177.1 million and $156.8 million for the three months ended March 31, 2025 and 2024, respectively. We had net income of $11.1 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively. These amounts are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net loss or income before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), taxes, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, changes in the settlement value of deferred purchase commitment liabilities recorded as interest expense, and transaction costs. Adjusted EBITDA was $37.2 million and $36.7 million for the three months ended March 31, 2025 and 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

We believe that we currently have ample liquidity and capital resources to continue to meet our operating needs, and our ability to continue to service our debt or other financial obligations is not currently impaired. For a further description of our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Developments

On April 30, 2025, we announced the completion of a strategic investment in Kintsugi AI, Inc. (“Kintsugi”), a San Francisco-based, AI startup focused on automating sales tax compliance for small and mid-size businesses. Terms of the agreement include a $15.0 million minority investment representing a 10% ownership interest, as well as an intellectual property sharing and commercial arrangement. Additionally, the Company has designated one member to Kintsugi’s board of directors. Our investment in Kintsugi is separate from the $10.0 to $12.0 million of investments that we previously announced we would spend in AI technologies during 2025. We plan to leverage Kintsugi’s intellectual property to advance these initiatives.

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

Change in Fair Value of Acquisition Contingent Earn-Outs

In connection with our acquisition of ecosio GmbH (“ecosio”) in August 2024, the sellers are entitled to three annual earn-outs in the form of cash, with an aggregate value of up to $94.4 million (the “Cash Earn-outs”), and stock, with an aggregate value of up to $35.0 million (the “Stock Earn-outs,” and together with the Cash Earn-outs, the “Earn-outs”), assuming maximum payouts. The Earn-outs are based on ecosio’s achievement of certain monthly software revenue targets over a three-year period, measured over an aggregate of 12 months and paid within 90 days after the relevant measurement period. The change in fair value of acquisition contingent earn-outs consists of fair value adjustments to our Earn-outs, which will be revalued and adjusted quarterly until the end of the Earn-out periods.

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

Interest expense consists primarily of interest incurred related to the Notes (as defined below), Term Loan (as defined below), Credit Agreement (as defined below), and leases. Interest expense includes amortization of deferred financing fees over the term of the credit facility or write-downs of such costs upon redemption of debt. Interest expense will vary as a result of fluctuations in the level of debt outstanding as well as interest rates on such debt. In addition, interest expense will include adjustments to the fair value of contracts that may be entered into to hedge risks associated with currency fluctuations for cash receipts or cash payments denominated in currencies other than U.S. dollars and which do not qualify for hedge accounting, as well as changes in the settlement value of the future payment obligation for the Systax Sistemas Fiscais LTDA (“Systax”) acquisition, which was fully settled on June 5, 2024. Interest income reflects earnings on investments of our cash on hand and our investment securities. Interest income will vary as a result of fluctuations in the future level of funds available for investment and the rate of return available in the market on such funds.

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

Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our consolidated financial statements and the notes thereto included in our 2024 Annual Report. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. The following table sets forth our condensed consolidated statements of comprehensive income (loss) for the periods indicated.

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024	Period-Over-Period Change

	(unaudited)
Revenues:
Software subscriptions	$150,761	$131,830	$18,931	14.4%
Services	26,301	24,951	1,350	5.4%
Total revenues	177,062	156,781	20,281	12.9%
Cost of revenues:
Software subscriptions (1)	44,245	45,128	(883)	(2.0)%
Services (1)	19,823	15,861	3,962	25.0%
Total cost of revenues	64,068	60,989	3,079	5.0%
Gross profit	112,994	95,792	17,202	18.0%
Operating expenses:
Research and development (1)	20,886	16,845	4,041	24.0%
Selling and marketing (1)	48,155	40,491	7,664	18.9%
General and administrative (1)	45,028	35,542	9,486	26.7%
Depreciation and amortization	5,880	5,006	874	17.5%
Change in fair value of acquisition contingent earn-outs	(14,700)	—	(14,700)	*
Other operating expense (income), net	3,259	(527)	3,786	*
Total operating expenses	108,508	97,357	11,151	11.5%
Income (loss) from operations	4,486	(1,565)	6,051	(386.6)%
Other (income) expense:
Interest expense (income), net	(1,539)	286	(1,825)	*
Income (loss) before income taxes	6,025	(1,851)	7,876	(425.5)%
Income tax benefit	(5,105)	(4,535)	(570)	*
Net income	11,130	2,684	8,446	314.7%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	(15,105)	4,011	(19,116)	(476.6)%
Unrealized loss on investments, net of tax	9	17	(8)	*
Total other comprehensive (income) loss, net of tax	(15,096)	4,028	(19,124)	*
Total comprehensive income (loss)	$26,226	$(1,344)	$27,570	(2,051.3)%
(1)	Includes stock-based compensation expenses as follows in the table below.

* Percentage change not meaningful.

	For the three months ended March 31,
(Dollars in thousands)	2025	2024

	(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$2,227	$1,590
Cost of revenues, services	1,696	1,006
Research and development	4,352	3,373
Selling and marketing	5,806	4,222
General and administrative	6,963	6,133
Total stock-based compensation expense	$21,044	$16,324

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the three months ended March 31,
	2025	2024

	(unaudited)
Revenues:
Software subscriptions	85.1%	84.1%
Services	14.9%	15.9%
Total revenues	100.0%	100.0%
Cost of revenues:
Software subscriptions	25.0%	28.8%
Services	11.2%	10.1%
Total cost of revenues	36.2%	38.9%
Gross profit	63.8%	61.1%
Operating expenses:
Research and development	11.8%	10.7%
Selling and marketing	27.2%	25.8%
General and administrative	25.4%	22.7%
Depreciation and amortization	3.3%	3.2%
Change in fair value of acquisition contingent earn-outs	(8.3)%	—%
Other operating expense (income), net	1.8%	(0.3)%
Total operating expenses	61.2%	62.1%
Income (loss) from operations	2.6%	(1.0)%
Interest expense (income), net	(0.9)%	0.2%
Income (loss) before income taxes	3.5%	(1.2)%
Income tax benefit	(2.9)%	(2.9)%
Net income	6.4%	1.7%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	(8.5)%	2.6%
Unrealized loss on investments, net of tax	—%	—%
Total other comprehensive (income) loss, net of tax	(8.5)%	2.6%
Total comprehensive income (loss)	14.9%	(0.9)%

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenues

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024	Period-Over-Period Change

	(unaudited)
Revenues:
Software subscriptions	$150,761	$131,830	$18,931	14.4%
Services	26,301	24,951	1,350	5.4%
Total revenues	$177,062	$156,781	$20,281	12.9%

Revenues increased $20.3 million, or 12.9%, to $177.1 million for the three months ended March 31, 2025 compared to $156.8 million for the same period in 2024. The increase in software subscriptions revenues of $18.9 million, or 14.4%, was primarily driven by increases from our existing customers through cross-selling new products, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 8.1% and 5.6% of total software subscriptions revenues in the three months ended March 31, 2025 and 2024, respectively.

The $1.4 million increase in services revenues was primarily driven by a $1.7 million increase in recurring services revenues due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers. These increases were partially offset by a $0.3 million decrease in service revenues primarily from the impact of our efforts to steer more implementation opportunities to our channel partners, who are an important referral source for new software opportunities.

Cost of Software Subscriptions Revenues

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Cost of software subscriptions revenues	$44,245	$45,128	$(883)	(2.0)%

Cost of software subscriptions revenues decreased $0.9 million, or 2.0%, to $44.2 million for the three months ended March 31, 2025 compared to $45.1 million for the same period in 2024. The decrease in cost of software subscriptions revenues was primarily driven by the timing of costs related to supporting period-over-period growth of sales and customers in the prior year period, which was partially offset by ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers.

Cost of Services Revenues

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Cost of services revenues	$19,823	$15,861	$3,962	25.0%

Cost of services revenues increased $4.0 million, or 25.0%, to $19.8 million for the three months ended March 31, 2025, compared to $15.9 million for the same period in 2024. The increase in cost of services revenues was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering.

Research and Development

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Research and development	$20,886	$16,845	$4,041	24.0%

Research and development expenses increased $4.0 million, or 24.0%, to $20.9 million for the three months ended March 31, 2025 compared to $16.8 million for the same period in 2024. This increase in research and development expenses was primarily due to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces to customer ERP and other software platforms. Additionally, this increase reflects additional research and development investments related to the commercialization of our AI-based Smart Categorization product, other AI-related internal tools and new product initiatives, and other emerging technologies.

Selling and Marketing

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Selling and marketing	$48,155	$40,491	$7,664	18.9%

Selling and marketing expenses increased $7.7 million, or 18.9%, to $48.2 million for the three months ended March 31, 2025 compared to $40.5 million for the same period in 2024. This increase was primarily driven by a $4.6 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. Additionally, there was an increase of $3.1 million in advertising and promotional spending related to expanded brand awareness efforts.

General and Administrative

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
General and administrative	$45,028	$35,542	$9,486	26.7%

General and administrative expenses increased $9.5 million, or 26.7%, to $45.0 million for the three months ended March 31, 2025 compared to $35.5 million for the same period in 2024, primarily driven by planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and other resources in support of our growth.

Depreciation and Amortization

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Depreciation and amortization	$5,880	$5,006	$874	17.5%

Depreciation and amortization increased $0.9 million, or 17.5%, to $5.9 million for the three months ended March 31, 2025 compared to $5.0 million for the same period in 2024. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Change in Fair Value of Acquisition Contingent Earn-outs

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Change in fair value of acquisition contingent earn-outs	$(14,700)	$—	$(14,700)	*
* Percentage change not meaningful.

Change in fair value of acquisition contingent earn-outs changed $14.7 million from the prior year due entirely to adjustments to the fair values of our ecosio acquisition contingent Cash Earn-outs and Stock Earn-outs of $1.7 million and $(16.4) million, respectively, recorded during the three months ended March 31, 2025. For further information, refer to Note 3, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Operating Expense (Income), Net

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Other operating expense (income), net	$3,259	$(527)	$3,786	(718.4)%

Other operating expense (income), net increased to expense of $3.3 million, net for the three months ended March 31, 2025 compared to income of $0.5 million, net for the same period in 2024. The increase in expense was primarily driven by $2.4 million related to legal costs associated with a pending legal claim and foreign currency transaction losses incurred. For further information regarding the referenced pending legal claim, refer to Note 11, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Expense (Income), Net

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Interest expense (income), net	$(1,539)	$286	$(1,825)	(638.1)%

Interest expense (income), net increased to income of $1.5 million for the three months ended March 31, 2025, compared to an expense of $0.3 million for the same period in 2024. This change was mainly due to several factors: a $2.2 million increase in interest income primarily due to increased dollars invested during the period, a reduction of $0.2 million of interest expense related to the valuation of our prior year foreign currency forward contracts due to market fluctuations, and a $0.7 million decrease in interest costs related to the repayment of our term loan in the aggregate amount of $50,000 (the “Term Loan”), which was fully repaid in the second quarter of 2024. These interest income increases were partially offset by $0.6 million in interest expense and a $0.5 million increase in deferred financing costs related to our Notes (as defined below).

Income Tax Benefit

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Income tax benefit	$(5,105)	$(4,535)	$(570)	12.6%

Income tax benefit was ($5.1) million and ($4.5) million for the three months ended March 31, 2025 and 2024, respectively. The change in tax benefit was primarily driven by higher tax benefits on exercises and vesting of stock awards recognized during the three months ended March 31, 2025, as well as tax credits and fluctuations in nondeductible contingent consideration liabilities. These income tax benefit increases were offset by increased limitations on deductions of certain employees’ compensation, fluctuations in valuation allowances on net deferred tax assets established for U.S.

and certain foreign jurisdictions, income tax expense on income allocated to state jurisdictions, and differences in tax rates on foreign jurisdiction income or loss.

Liquidity and Capital Resources

As of March 31, 2025, we had unrestricted cash and cash equivalents of $270.4 million. Our primary sources of capital include sales of our solutions, proceeds from bank lending facilities, and the offering of existing or future classes of stock.

As of March 31, 2025, we had a credit agreement with a banking syndicate (the “Credit Agreement”) that provides a $300.0 million revolving facility (the “Line of Credit”). There were no outstanding borrowings under the Credit Agreement at March 31, 2025.

On April 26, 2024, we closed a private offering of $345.0 million aggregate principal amount of 0.750% Convertible Senior Notes due in 2029 (the “Notes”). The net proceeds from the offering of the Notes were $333.7 million, after deducting the initial purchasers’ discount and commissions, and other transaction and offering expenses. For additional information on the Notes, refer to our 2024 Annual Report.

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

The following table presents a summary of our cash flows for the periods indicated:

	For the year ended
	March 31,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Net cash provided by operating activities	$14,805	$24,566	$(9,761)	(39.7)%
Net cash used in investing activities	(17,846)	(19,535)	1,689	8.6%
Net cash used in financing activities	(20,653)	(1,153)	(19,500)	(1,691.2)%
Effect of foreign exchange rate changes	1,310	(349)	1,659	475.4%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(22,384)	$3,529	$(25,913)

Operating Activities. Net cash provided by operating activities of $14.8 million for the three months ended March 31, 2025 consisted of net income of $11.1 million and adjustments for non-cash charges of $30.3 million, which were partly offset by cash outflows of $26.7 million related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by a decrease in accrued and deferred compensation and accrued expenses, and an increase in prepaid expenses and other current assets due to the timing of cash payments during the period. These changes were partially offset by an increase in deferred revenue and a decrease in accounts receivable, primarily due to customer growth and the timing of cash collections during the period.

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

Investing Activities. Net cash used in investing activities of $17.8 million for the three months ended March 31, 2025 consisted of investments in property and equipment, and capitalized software of $21.4 million and $5.7 million, respectively, related to investments in infrastructure, new products, and enhancements to existing products. Additionally, we invested $2.4 million in available-for-sale investment securities, which was more than offset by proceeds of $11.6 million received during the period for sales and maturities in our investment securities.

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

Financing Activities. Net cash used in financing activities of $20.7 million for the three months ended March 31, 2025 consisted of $25.0 million in payments for taxes related to the net share settlement of stock-based awards, which were partially offset by a $3.2 million increase in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, and $1.2 million in proceeds from the exercise of stock options.

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

Debt. As of March 31, 2025, we had a $300.0 million Line of Credit with no outstanding borrowings in connection with our Credit Agreement. As of March 31, 2025, we had $345.0 million aggregate principal amount of debt outstanding related to our Notes. For additional information on our debt obligations refer to Note 7, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Customer funds obligations represent our contractual obligations to remit collected funds to satisfy customer tax payments. Customer funds obligations are included as a current liability on our consolidated balance sheets as the obligations are expected to be settled within one year. Cash flows related to changes in customer funds obligations liability are presented as cash flows from financing activities.

Contractual Obligations and Commitments

As of March 31, 2025, we have no outstanding borrowings under our Line of Credit. Our Notes are due in May 2029. We expect to continue to fund debt maturities and interest payments with cash flows generated from operations, existing cash and cash equivalents, or proceeds from additional financing. For additional information on our debt obligations, refer to Note 7, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

There have been no material updates or changes to our contractual obligations and commitments compared to contractual obligations and commitments described in our 2024 Annual Report.

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

	As of March 31,
(Dollars in millions)	2025	2024	Year-Over-Year Change
Annual Recurring Revenue	$618.5	$524.5	$94.0	17.9%

ARR increased by $94.0 million, or 17.9%, at March 31, 2025, as compared to March 31, 2024. The increase was primarily driven by $47.6 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $31.7 million in growth of subscriptions of our solutions to new customers. Additionally, $6.6 million was added to ARR due to the inclusion of Systax’s ARR, which was included as a result of the acquisition of the remaining ownership interests of Systax during the second quarter of 2024, and $8.1 million was added to ARR due to the ecosio acquisition during the third quarter of 2024. Excluding the impact of Systax and ecosio, the ARR growth rate would have been 15.1%.

We had 4,888 direct customers and AARPC was approximately $126,534 at March 31, 2025. At March 31, 2024, we had 4,309 direct customers and approximately $121,720 of AARPC. The increase in AARPC was primarily due to expansion of usage by existing customers and adding new customers through organic growth. Additionally, the inclusion of Systax and ecosio added 604 customers to the first quarter of 2025.

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

	As of March 31,
	2025	2024
Net Revenue Retention Rate	109%	112%

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

	As of March 31,
	2025	2024
Gross Revenue Retention Rate	95%	95%

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net loss or income before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), taxes, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, changes in the settlement value of deferred purchase commitment liabilities recorded as interest expense, and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net income was $11.1 million and $2.7 million for the three months ended March 31, 2025 and 2024, respectively, while our net income margin was 6.3% and 1.7% over the same periods, respectively.

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024

	(unaudited)
Adjusted EBITDA:
Net income	$11,130	$2,684
Interest expense (income), net	(1,539)	286
Income tax benefit	(5,105)	(4,535)
Depreciation and amortization – property and equipment	5,880	5,006
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	15,855	15,347
Amortization of acquired intangible assets – selling and marketing expense	531	595
Amortization of cloud computing implementation costs – general and administrative	1,006	994
Stock-based compensation expense	21,044	16,324
Severance expense	457	842
Acquisition contingent consideration	—	(800)
Change in fair value of acquisition contingent earn-outs	(14,700)	—
Transaction costs	2,660	—
Adjusted EBITDA	$37,219	$36,743

Adjusted EBITDA Margin:
Total revenues	$177,062	$156,781
Adjusted EBITDA margin	21.0%	23.4%

The increase in Adjusted EBITDA for the three months ended March 31, 2025 of $0.5 million over the comparable period in 2024 was primarily driven by a $19.0 million increase in non-GAAP gross profit, which was partially offset by increases of $9.0 million in non-GAAP general and administrative expense, $6.1 million in non-GAAP selling and marketing expense, and $3.1 million in non-GAAP research and development expense. Adjusted EBITDA margin decreased to 21.0% for the three months ended March 31, 2025, compared to 23.4% for the comparable period in 2024, primarily due to strategic investments into information technology infrastructure, business and re-engineering processes and other initiatives related to our 2024 acquisitions.

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

Our net cash provided by operating activities was $14.8 million and $24.6 million for the three months ended March 31, 2025 and 2024, respectively, while our operating cash flow margin was 8.4% and 15.7% over the same periods, respectively.

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024

	(unaudited)
Free Cash Flow:
Cash provided by operating activities	$14,805	$24,566
Property and equipment additions	(21,394)	(14,449)
Capitalized software additions	(5,661)	(5,615)
Free cash flow	$(12,250)	$4,502

Free Cash Flow Margin:
Total revenues	$177,062	$156,781
Free cash flow margin	(6.9)%	2.9%

Free cash flow decreased by $16.8 million for the three months ended March 31, 2025, as compared to the same period in 2024. This decrease was primarily driven by a decrease in net cash provided by operating activities of $9.8 million, primarily attributable to the timing of cash payments during the period, as well as $7.0 million in additional investments in property and equipment, and capitalized software related to investments in infrastructure, new products, and enhancements to existing products. Free cash flow margin decreased to (6.9)% for the three months ended March 31, 2025, compared to 2.9% for the same period in 2024.

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

Additional Non-GAAP Financial Measures

In addition to Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow margin calculated and discussed in “Key Business Metrics,” the following additional non-GAAP financial measures are calculated and presented further below:

●	Non-GAAP cost of revenues, software subscriptions is determined by adding back to GAAP cost of revenues, software subscriptions, the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP cost of revenues, services is determined by adding back to GAAP cost of revenues, services, the stock-based compensation expense included in cost of revenues, services for the respective periods.
●	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP gross margin is determined by dividing non-GAAP gross profit by total revenues for the respective periods.
●	Non-GAAP research and development expense is determined by adding back to GAAP research and development expense the stock-based compensation expense and transaction costs related to acquired technology included in research and development expense for the respective periods.
●	Non-GAAP selling and marketing expense is determined by adding back to GAAP selling and marketing expense the stock-based compensation expense and the amortization of acquired intangible assets included in selling and marketing expense for the respective periods.
●	Non-GAAP general and administrative expense is determined by adding back to GAAP general and administrative expense the stock-based compensation expense, amortization of cloud computing implementation costs and severance expense included in general and administrative expense for the respective periods.
●	Non-GAAP operating income is determined by adding back to GAAP loss or income from operations the stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, amortization of cloud computing implementation costs in general and administrative expense, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, and transaction costs, included in GAAP loss or income from operations for the respective periods.
●	Non-GAAP net income is determined by adding back to GAAP net income or loss income tax benefit or expense, stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues, amortization of acquired intangible assets included in selling and marketing expense, amortization of cloud computing implementation costs in general and administrative expense, severance expense, acquisition contingent consideration, adjustments to the settlement value of deferred purchase commitment liabilities recorded as interest expense, changes in the fair value of acquisition contingent earn-outs, and transaction costs, included in GAAP net income or loss for the respective periods to determine non-GAAP income or loss before income taxes. Non-GAAP income or loss before income taxes is then adjusted for income taxes calculated using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5%.

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

	For the three months ended
	March 31,
	2025	2024

(Dollars in thousands)	(unaudited)
Non-GAAP cost of revenues, software subscriptions	$26,163	$28,191
Non-GAAP cost of revenues, services	$18,127	$14,855
Non-GAAP gross profit	$132,772	$113,735
Non-GAAP gross margin	75.0%	72.5%
Non-GAAP research and development expense	$16,534	$13,472
Non-GAAP selling and marketing expense	$41,818	$35,674
Non-GAAP general and administrative expense	$36,602	$27,573
Non-GAAP operating income	$31,339	$31,737
Non-GAAP net income	$24,494	$23,431

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024

	(unaudited)
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$44,245	$45,128
Stock-based compensation expense	(2,227)	(1,590)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(15,855)	(15,347)
Non-GAAP cost of revenues, software subscriptions	$26,163	$28,191

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$19,823	$15,861
Stock-based compensation expense	(1,696)	(1,006)
Non-GAAP cost of revenues, services	$18,127	$14,855

Non-GAAP Gross Profit:
Gross profit	$112,994	$95,792
Stock-based compensation expense	3,923	2,596
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	15,855	15,347
Non-GAAP gross profit	$132,772	$113,735

Non-GAAP Gross Margin:
Total revenues	$177,062	$156,781
Non-GAAP gross margin	75.0%	72.5%

Non-GAAP Research and Development Expense:
Research and development expense	$20,886	$16,845
Stock-based compensation expense	(4,352)	(3,373)
Non-GAAP research and development expense	$16,534	$13,472

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024

	(unaudited)

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$48,155	$40,491
Stock-based compensation expense	(5,806)	(4,222)
Amortization of acquired intangible assets – selling and marketing expense	(531)	(595)
Non-GAAP selling and marketing expense	$41,818	$35,674

Non-GAAP General and Administrative Expense:
General and administrative expense	$45,028	$35,542
Stock-based compensation expense	(6,963)	(6,133)
Severance expense	(457)	(842)
Amortization of cloud computing implementation costs – general and administrative	(1,006)	(994)
Non-GAAP general and administrative expense	$36,602	$27,573

Non-GAAP Operating Income:
Income (loss) from operations	$4,486	$(1,565)
Stock-based compensation expense	21,044	16,324
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	15,855	15,347
Amortization of acquired intangible assets – selling and marketing expense	531	595
Amortization of cloud computing implementation costs – general and administrative	1,006	994
Severance expense	457	842
Acquisition contingent consideration	—	(800)
Change in fair value of acquisition contingent earn-outs	(14,700)	—
Transaction costs	2,660	—
Non-GAAP operating income	$31,339	$31,737

Non-GAAP Net Income:
Net income	$11,130	$2,684
Income tax benefit	(5,105)	(4,535)
Stock-based compensation expense	21,044	16,324
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	15,855	15,347
Amortization of acquired intangible assets – selling and marketing expense	531	595
Amortization of cloud computing implementation costs – general and administrative	1,006	994
Severance expense	457	842
Acquisition contingent consideration	—	(800)
Change in fair value of acquisition contingent earn-outs	(14,700)	—
Transaction costs	2,660	—
Non-GAAP income before income taxes	32,878	31,451
Income tax adjustment at statutory rate (1)	(8,384)	(8,020)
Non-GAAP net income	$24,494	$23,431

(1) Non-GAAP income before income taxes is adjusted for income taxes using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5%.

Critical Accounting Estimates

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include revenue recognition and income taxes, which are described in our 2024 Annual Report. There have been no material updates or changes to our critical accounting estimates compared to the critical accounting estimates described in our 2024 Annual Report.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 1, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had unrestricted cash and cash equivalents of $270.4 million and $296.1 million as of March 31, 2025 and December 31, 2024, respectively, and investments of $9.2 million as of December 31, 2024. We maintain our cash and cash equivalents in deposit accounts and money market funds with various financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. Dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona, and Brazilian Real. Decreases in the relative value of the U.S. Dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. Dollars. For both the three months ended March 31, 2025 and 2024, approximately 4% of our revenues were denominated in currencies other than U.S. Dollars.

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

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 25, 2022, we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interference with our contractual relations and to prohibit the disclosure in any way of our confidential, proprietary and/or trade secret information. We are also seeking monetary damages, including punitive damages and attorney’s fees. As of March 31, 2025, the matter remains before the Court and is proceeding through the discovery process. We believe the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

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

ITEM 1A. RISK FACTORS

This document incorporates by reference various risk factors discussed in the Company’s 2024 Annual Report, under the heading “Risk Factors”. There are no material changes to the risk factors discussed in these filings. You should carefully consider these risks, together with management’s discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. If any of the events contemplated should occur, our business, results of operations, financial condition and cash flows could suffer significantly.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Vertex, Inc.

Date: May 7, 2025	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: May 7, 2025	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)