Form 10-Q
period 2025-06-30
Vertex, Inc.
filed 2025-08-06
CIK 1806837

v

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 77,318,571 shares of Class A common stock, $0.001 par value per share, and 82,155,641 shares of Class B common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2025 and December 31, 2024

(Amounts in thousands, except per share data)

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$284,386	$296,051
Funds held for customers	26,376	30,015
Accounts receivable, net of allowance of $16,389 and $16,838, respectively	143,660	164,432
Prepaid expenses and other current assets	48,309	36,678
Investment securities available-for-sale, at fair value (amortized cost of $0 and $9,147, respectively)	—	9,157
Total current assets	502,731	536,333
Property and equipment, net of accumulated depreciation	195,034	177,559
Capitalized software, net of accumulated amortization	35,659	36,350
Goodwill and other intangible assets	397,312	363,021
Deferred commissions	27,737	27,480
Deferred income tax asset	20	19
Operating lease right-of-use assets	11,344	11,956
Long-term investment	15,000	—
Other assets	13,352	14,073
Total assets	$1,198,189	$1,166,791
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$30,440	$36,215
Accrued expenses	42,155	35,169
Customer funds obligations	23,913	27,406
Accrued salaries and benefits	14,873	14,581
Accrued variable compensation	19,000	45,507
Deferred revenue, current	341,754	339,326
Current portion of operating lease liabilities	4,228	3,995
Current portion of finance lease liabilities	61	77
Purchase commitment and contingent consideration liabilities, current	29,900	35,100
Total current liabilities	506,324	537,376
Deferred revenue, net of current portion	5,496	4,840
Debt, net of current portion	336,349	335,220
Operating lease liabilities, net of current portion	11,253	12,585
Finance lease liabilities, net of current portion	—	10
Purchase commitment and contingent consideration liabilities, net of current portion	80,200	87,400
Deferred income tax liabilities	9,369	9,918
Deferred other liabilities	1,156	90
Total liabilities	950,147	987,439
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 77,242 and 70,670 shares issued and outstanding, respectively	77	71
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 82,156 and 86,481 shares issued and outstanding, respectively	82	86
Additional paid in capital	292,078	278,389
Accumulated deficit	(43,146)	(53,315)
Accumulated other comprehensive loss	(1,049)	(45,879)
Total stockholders' equity	248,042	179,352
Total liabilities and stockholders' equity	$1,198,189	$1,166,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2025 and 2024 (unaudited)

(Amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	$157,844	$136,443	$308,605	$268,273
Services	26,715	24,661	53,016	49,612
Total revenues	184,559	161,104	361,621	317,885
Cost of revenues:
Software subscriptions	44,459	42,261	88,704	87,389
Services	18,900	16,155	38,723	32,016
Total cost of revenues	63,359	58,416	127,427	119,405
Gross profit	121,200	102,688	234,194	198,480
Operating expenses:
Research and development	20,582	14,614	41,468	31,459
Selling and marketing	48,454	40,541	96,609	81,032
General and administrative	43,392	35,874	88,420	71,416
Depreciation and amortization	6,187	5,212	12,067	10,218
Change in fair value of acquisition contingent earn-outs	2,300	—	(12,400)	—
Other operating expense (income), net	4,149	(1,098)	7,408	(1,625)
Total operating expenses	125,064	95,143	233,572	192,500
Income (loss) from operations	(3,864)	7,545	622	5,980
Interest expense (income), net	(1,228)	181	(2,767)	467
Income (loss) before income taxes	(2,636)	7,364	3,389	5,513
Income tax expense (benefit)	(1,675)	2,200	(6,780)	(2,335)
Net income (loss)	(961)	5,164	10,169	7,848
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	(29,734)	3,335	(44,839)	7,346
Unrealized loss (gain) on investments, net of tax	—	(19)	9	(2)
Total other comprehensive (income) loss, net of tax	(29,734)	3,316	(44,830)	7,344
Total comprehensive income	$28,773	$1,848	$54,999	$504

Net income (loss) per share of Class A and Class B, basic	$(0.01)	$0.03	$0.06	$0.05
Net income (loss) per share of Class A and Class B, dilutive	$(0.01)	$0.03	$0.06	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2025 and 2024 (unaudited)
(Amounts in thousands)

						Retained	Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional	Earnings	Other	Total
	Class A	Common	Class B	Common	Paid In	(Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit)	Loss	Equity
Balance, January 1, 2025	70,670	$71	86,481	$86	$278,389	$(53,315)	$(45,879)	$179,352
Exercise of stock options, net	374	—	—	—	1,165	—	—	1,165
Shares issued upon vesting of Restricted Stock Units, net	863	1	—	—	(25,035)	—	—	(25,034)
Stock-based compensation expense	—	—	—	—	18,780	—	—	18,780
Tax impact on capped call transactions	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	15,105	15,105
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	—	—	11,130	—	11,130
Balance, March 31, 2025	71,907	72	86,481	86	273,300	(42,185)	(30,783)	200,490
Exercise of stock options, net	871	1	—	—	6,371	—	—	6,372
Shares issued upon vesting of Restricted Stock Units, net	52	—	—	—	(921)	—	—	(921)
Shares issued upon vesting of Restricted Stock Awards, net	34	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	11,545	—	—	11,545
Shares issued under ESPP	53	—	—	—	1,782	—	—	1,782
Class B shares exchanged for Class A shares	4,325	4	(4,325)	(4)	—	—	—	—
Tax impact on capped call transactions	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	29,734	29,734
Net loss	—	—	—	—	—	(961)	—	(961)
Balance, June 30, 2025	77,242	$77	82,156	$82	$292,078	$(43,146)	$(1,049)	$248,042

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2025 and 2024 (unaudited) (continued)
(Amounts in thousands)

						Retained	Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional	Earnings	Other	Total
	Class A	Common	Class B	Common	Paid In	(Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit)	Loss	Equity
Balance, January 1, 2024	60,989	$61	92,661	$93	$275,155	$(586)	$(21,742)	$252,981
Exercise of stock options, net	653	—	—	—	(5,454)	—	—	(5,454)
Shares issued upon vesting of Restricted Stock Units, net	674	1	—	—	(10,899)	—	—	(10,898)
Stock-based compensation expense	—	—	—	—	14,845	—	—	14,845
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(4,011)	(4,011)
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	(17)	(17)
Net income	—	—	—	—	—	2,684	—	2,684
Balance, March 31, 2024	62,316	62	92,661	$93	$273,647	$2,098	$(25,770)	$250,130
Exercise of stock options, net	194	—	—	—	1,734	—	—	1,734
Shares issued upon vesting of Restricted Stock Units, net	32	—	—	—	(432)	—	—	(432)
Shares issued upon vesting of Restricted Stock Awards, net	62	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,924	—	—	9,924
Shares issued in connection with ESPP	61	—	—	—	1,443	—	—	1,443
Class B shares exchanged for Class A shares	2,500	3	(2,500)	(3)	—	—	—	—
Purchase of capped calls, net of tax	—	—	—	—	(31,517)	—	—	(31,517)
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	(3,335)	(3,335)
Unrealized gain from available-for-sale investments, net of tax	—	—	—	—	—	—	19	19
Net income	—	—	—	—	—	5,164	—	5,164
Balance, June 30, 2024	65,165	$65	90,161	$90	$254,799	$7,262	$(29,086)	$233,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2025 and 2024 (unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2025	2024

	(unaudited)
Cash flows from operating activities:
Net income	$10,169	$7,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,694	41,330
Amortization of cloud computing implementation costs	2,024	1,989
Provision for subscription cancellations and non-renewals	(136)	451
Amortization of deferred financing costs	1,361	660
Change in fair value of contingent consideration liabilities	(12,200)	(2,375)
Change in settlement value of deferred purchase commitment liability	—	423
Write-off of deferred financing costs	—	276
Stock-based compensation expense	33,034	26,324
Deferred income taxes	(1,641)	(9,702)
Non-cash operating lease costs	1,595	1,536
Other	(71)	(165)
Changes in operating assets and liabilities:
Accounts receivable	22,320	19,730
Prepaid expenses and other current assets	(13,406)	969
Deferred commissions	(258)	(625)
Accounts payable	(5,886)	665
Accrued expenses	6,446	(3,021)
Accrued and deferred compensation	(29,766)	(8,660)
Deferred revenue	2,374	8,051
Operating lease liabilities	(2,057)	(2,081)
Payments for purchase commitment and contingent consideration liabilities in excess of initial fair value	(200)	(4,367)
Other	1,412	3,036
Net cash provided by operating activities	60,808	82,292
Cash flows from investing activities:
Acquisition of businesses and assets, net of cash acquired	—	(6,075)
Long-term investment	(15,000)	—
Property and equipment additions	(42,906)	(29,749)
Capitalized software additions	(10,565)	(11,097)
Purchase of investment securities, available-for-sale	(2,398)	(7,776)
Proceeds from sales and maturities of investment securities, available-for-sale	11,607	8,860
Other	—	(2,000)
Net cash used in investing activities	(59,262)	(47,837)
Cash flows from financing activities:
Net increase (decrease) in customer funds obligations	(3,493)	14,979
Proceeds from convertible senior notes	—	345,000
Principal payments on long-term debt	—	(46,875)
Payment for purchase of capped calls	—	(42,366)
Payments for deferred financing costs	—	(11,374)
Proceeds from purchases of stock under ESPP	1,782	1,443
Payments for taxes related to net share settlement of stock-based awards	(26,105)	(18,324)
Proceeds from exercise of stock options	7,687	3,274
Payments for purchase commitment and contingent consideration liabilities	—	(7,580)
Payments of finance lease liabilities	(28)	(51)
Net cash provided by (used in) financing activities	(20,157)	238,126
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,307	(789)
Net increase (decrease) in cash, cash equivalents and restricted cash	(15,304)	271,792
Cash, cash equivalents and restricted cash, beginning of period	326,066	89,151
Cash, cash equivalents and restricted cash, end of period	$310,762	$360,943
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$284,386	$325,535
Restricted cash—funds held for customers	26,376	35,408
Total cash, cash equivalents and restricted cash, end of period	$310,762	$360,943

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the SEC on February 27, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements included in the 2024 Annual Report. The accompanying interim condensed consolidated balance sheet as of June 30, 2025, the interim condensed consolidated statements of comprehensive income (loss) and changes in stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues, and expenses during the reporting period. Significant estimates used in preparing these condensed consolidated financial statements include: (i) the estimated allowance for subscription cancellations; (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) allowance for credit losses on available-for-sale debt securities; (iv) the reserve for self-insurance; (v) assumptions related to achievement of technological feasibility for software developed for sale; (vi) product life cycles; (vii) estimated useful lives and potential impairment of long-lived assets, intangible assets, and capitalized cloud computing arrangement software implementation costs; (viii) potential impairment of goodwill; (ix) determination of the fair value of tangible and intangible assets acquired, liabilities assumed, and consideration transferred in acquisitions; (x) amortization period of deferred commissions; (xi) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of certain stock-based compensation awards and Employee Stock Purchase Plan (“ESPP”) purchase rights; (xii) measurement of future purchase commitment, fair value of contingent consideration liabilities related to cash and stock earn-out payments, contingent consideration and deferred purchase consideration liabilities associated with acquisitions; (xiii) measurements of long-term investment and warrant rights; and (xiv) the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements or tax returns. Actual results may differ from these estimates.

Supplemental Balance Sheet Disclosures

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of June 30,	As of December 31,
	2025	2024
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$23,322	$15,223
Unamortized cloud computing implementation costs	4,088	4,088
Prepaid insurance	664	1,488
Prepaid licenses and support	20,235	15,879
Prepaid expenses and other current assets	$48,309	$36,678

Other assets:
Unamortized cloud computing implementation costs	$9,025	$10,173
Other assets	4,327	3,900
Total other assets	$13,352	$14,073

Accrued expenses:
Accrued general expenses	$18,657	$14,862
Accrued contract labor and professional fees	17,588	15,152
Accrued income and other taxes	5,910	5,155
Accrued expenses	$42,155	$35,169

Cloud computing software implementation costs incurred in hosting arrangements are capitalized and included as a component of prepaid expenses and other current assets, or other assets, once available for their intended use. These costs are amortized using the straight-line method over their respective contract service periods, including periods covered by an option to extend, ranging from two to five years. Amortization expense for capitalized cloud computing implementation costs for the three and six months ended June 30, 2025 were $1,018 and $2,024, respectively, and for the three and six

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

months ended June 30, 2024 were $995 and $1,989, respectively, and are included in general and administrative expense in the condensed consolidated statements of comprehensive income (loss).

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

2.     REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Software subscriptions:
Software licenses	$71,632	$70,098	$142,243	$140,092
Cloud subscriptions	86,212	66,345	166,362	128,181
Software subscriptions	157,844	136,443	308,605	268,273
Services	26,715	24,661	53,016	49,612
Total revenues	$184,559	$161,104	$361,621	$317,885

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $16,389 and $16,838 at June 30, 2025 and December 31, 2024, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the six months ended June 30, 2025	For the year ended December 31, 2024
	(unaudited)
Balance, beginning of period	$164,432	$141,752
Balance, end of period	143,660	164,432
Increase (decrease)	$(20,772)	$22,680

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period. Deferred revenue is included net of a related deferred allowance for subscription cancellations (the

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

“deferred allowance”) of $11,661 and $12,028 at June 30, 2025 and December 31, 2024, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended June 30,
	2025		2024
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, April 1	$(17,566)		$(20,241)
Allowance balance, June 30,	(16,389)		(17,704)
Change in allowance		$(1,177)		$(2,537)
Deferred allowance balance, April 1,	12,547		14,634
Deferred allowance balance, June 30,	11,661		12,753
Change in deferred allowance		886		1,881
Net amount charged to revenues		$(291)		$(656)

	For the six months ended June 30,
	2025		2024
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, January 1,	$(16,838)		$(16,272)
Allowance balance, June 30,	(16,389)		(17,704)
Change in allowance		$(449)		$1,432
Deferred allowance balance, January 1,	12,028		11,741
Deferred allowance balance, June 30,	11,661		12,753
Change in deferred allowance		367		(1,012)
Net amount charged to revenues		$(82)		$420

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets. The following table provides information about the balances of and changes to deferred revenue for the following periods:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Changes to deferred revenue:
Beginning balance	$354,897	$300,991	$344,166	$292,720
Additional amounts deferred	176,912	159,854	364,705	324,906
Revenues recognized	(184,559)	(161,104)	(361,621)	(317,885)
Ending balance	$347,250	$299,741	$347,250	$299,741

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

The changes to contract cost balances as of and for the following periods are:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Deferred commissions:
Beginning balance	$27,535	$21,301	$27,480	$21,237
Additions	5,922	4,785	10,979	8,769
Amortization	(5,720)	(4,224)	(10,722)	(8,144)
Ending balance	$27,737	$21,862	$27,737	$21,862

3.      INVESTMENTS

In April 2025, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Kintsugi AI, Inc. (“Kintsugi”), a San Francisco-based, AI startup focused on automating sales tax compliance for small and mid-size businesses (the “Kintsugi Investment”). The Company completed the Kintsugi Investment with the goal of expanding use of AI in its tax software solutions to deliver new innovations to customers.

Pursuant to the Purchase Agreement, the Company purchased 1,568 preferred shares (the “Preferred Stock”) for aggregate consideration of approximately $15,000 (the “Purchase Price”), representing approximately 10% of the fully diluted shares outstanding of Kintsugi on an “as converted” basis, and received a warrant to purchase 320 shares of Kintsugi’s Class A common stock at a price of $0.01 per share (the “Warrant”). The Warrant will vest subject to Kintsugi failing to achieve a certain annualized recurring monthly revenue threshold as of January 15, 2026.

The Company and Kintsugi also entered into a license and intellectual property sharing arrangement (the “License Agreement”) providing for, among other things, the Company’s use of and collaboration with respect to certain of Kintsugi’s intellectual property. Additionally, the Company has designated one member to Kintsugi’s board of directors.

In accordance with ASC 805-50-30-3, the Company allocated the full Purchase Price to the value of the Preferred Stock as the fair value of both the Warrant and the License Agreement were determined to be nil.

The Company classified the Preferred Stock as an equity security under ASC 321, Investments – Equity Securities. As Kintsugi is a privately held company without a readily determinable fair value, the Preferred Stock qualifies for the measurement alternative under ASC 321 and is measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer. These adjustments require quantitative assessments of the fair value, which may require the use of unobservable inputs, which

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

management considers to be Level 3 measurements under the fair value hierarchy. The Company performs a qualitative assessment each reporting period to identify indicators of impairment. No observable price change or impairment adjustments have been recorded for the three or six months ended June 30, 2025. The $15,000 carrying value of the Kintsugi Investment is presented in the long-term investment line in the condensed consolidated balance sheets.

The fair value of the Warrant was determined by third-party valuation specialists using a Monte Carlo simulation in a risk-neutral framework calibrated to management’s revenue forecasts. The following assumptions were used: expected revenue volatility of 24.5%, equity volatility of  75.0%, a revenue discount rate of 7.2%,  and expected term of 0.8 years.

Total transaction costs associated with the Kintsugi Investment are recorded in other operating expense (income), net in the consolidated statements of comprehensive income (loss) and amounts are not material.

4.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s fair value for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of June 30, 2025 (unaudited)	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$252,658	$252,658	$—	$—
ecosio Cash Earn-outs	77,900	—	—	77,900
ecosio Stock Earn-outs	32,200	—	—	32,200
Long-Term Investment (See Note 3)	15,000	—	—	15,000

	Fair Value Measurements Using
As of December 31, 2024	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$276,374	$276,374	$—	$—
Commercial Paper	4,920	—	4,920	—
Corporate Bonds	250	—	250	—
U.S. Treasury Securities	5,983	—	5,983	—
ecosio Cash Earn-outs	74,400	—	—	74,400
ecosio Stock Earn-outs	48,100	—	—	48,100

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

As of December 31, 2024, the Company had additional investments in bank and corporate issued commercial paper (“Commercial Paper”), corporate bonds (“Corporate Bonds”), and U.S. treasury securities (“U.S. Treasury Securities”). The Company believes that Level 2 designation was appropriate for these securities under Accounting Standards

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Codification  (“ASC”) 820-10, Fair Value Measurements and Disclosures, as these securities were fixed income securities, none were exchange-traded, and all were priced by correlation to observed market data. For these securities, the Company obtained fair value measurements from an independent pricing service. The fair value measurements considered observable data that may have included dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. These securities qualified as debt securities per ASC 320, Investments– Debt Securities, and were classified as available-for-sale as they could be liquidated and used for general corporate purposes. These securities were carried at fair value in the investment securities available-for-sale line in the condensed consolidated balance sheets, with the unrealized holding gains and (losses), net of tax, included in other comprehensive (income) loss until realized. During the first quarter of 2025, the Company fully liquidated these securities, which resulted in a realized gain of $19, which is included in the interest expense (income), net line of the condensed consolidated statements of comprehensive income (loss) for the six months ended June 30, 2025.

Tellutax Contingent Consideration

In connection with the January 2021 Tellutax LLC (“Tellutax”) acquisition, the sellers were entitled to contingent consideration if sales targets were met during a period of time following the acquisition (the “Tellutax Contingent Consideration”).

The Tellutax Contingent Consideration was based on three potential earn-out payments determined by periodic revenue achievements over a thirty-month period. The final payment of $200 was made during the second quarter of 2025 and is included in other operating expense (income), net for the three and six months ended June 30, 2025. Fair value adjustments of $(1,575) and $(2,375) were included in other operating expense (income), net for the three and six months ended June 30, 2024, respectively. At both June 30, 2025 and December 31, 2024, the Tellutax Contingent Consideration balance was $0.

Systax Purchase Commitment Liability

The Company had a contractual commitment to acquire the remaining equity interest from the original Systax quotaholders incrementally through 2024. Purchase commitment payments for these incremental acquisition amounts were based on a multiple of Systax revenue and earnings before interest, depreciation, amortization, and income taxes (“EBITDA”) performance at the end of 2023 and 2022. Management determined these future purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. Adjustments to the settlement date value that arose as a result of remeasurement at future balance sheet dates were reflected as interest expense related to financing costs in the condensed consolidated statements of comprehensive income (loss) in the period the change is identified. A final adjustment for $423 to interest expense was recorded for the three and six months ended June 30, 2024.

During the second quarter of 2024, the Company paid $9,622 to acquire the remaining 20% equity interest of Systax, which increased the Company’s ownership percentage of Systax to 100%, and settled the outstanding Purchase Commitment Liability.

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

	Maximum	Fair Value	Fair Value
Cash Earn-outs/ Period (unaudited)	Payout	June 30, 2025	December 31, 2024
Year 1 - December 1, 2024 - December 1, 2025	$19,600	$18,400	$17,900
Year 2 - December 1, 2025 - December 1, 2026	30,625	25,900	24,400
Year 3 - December 1, 2026 - December 1, 2027	44,130	33,600	32,100
Total Cash Earn-outs	$94,355	$77,900	$74,400
	Maximum	Fair Value	Fair Value
Stock Earn-outs/ Period (unaudited)	Payout (1)	June 30, 2025	December 31, 2024
Year 1 - December 1, 2024 - December 1, 2025	$12,000	$11,500	$17,200
Year 2 - December 1, 2025 - December 1, 2026	12,000	11,000	16,300
Year 3 - December 1, 2026 - December 1, 2027	11,000	9,700	14,600
Total Stock Earn-outs	$35,000	$32,200	$48,100
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

The Cash Earn-outs and Stock Earn-outs are recorded at fair value in the condensed consolidated balance sheets as follows:

	As of June 30, 2025		As of December 31, 2024
	(unaudited)
	Current (1)	Non-Current (2)	Current (1)	Non-Current (2)
Cash Earn-outs	$18,400	$59,500	$17,900	$56,500
Stock Earn-outs	11,500	20,700	17,200	30,900
Total	$29,900	$80,200	$35,100	$87,400

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

During the three months ended June 30, 2025, the Company recorded fair value adjustments of $1,800 and $500 to the Cash Earn-outs and Stock Earn-outs, respectively. During the six months ended June 30, 2025, the Company recorded fair value adjustments of $3,500 and $(15,900) to the Cash Earn-outs and Stock Earn-outs, respectively.

The fair values of the Cash Earn-outs and the Stock Earn-outs and unobservable inputs used for the Monte Carlo Simulation valuation are shown in the table below.

	June 30, 2025 (unaudited)
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$77,900	Monte Carlo Simulation	Revenue volatility	24.0%
			Revenue discount rate	7.4%
			Term (in years)	2.7

ecosio Contingent Consideration - Stock Earn-outs	$32,200	Monte Carlo Simulation	Revenue volatility	24.0%
			Revenue discount rate	7.4%
			Term (in years)	2.7

	December 31, 2024
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$74,400	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	7.7%
			Term (in years)	3.2

ecosio Contingent Consideration - Stock Earn-outs	$48,100	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	7.7%
			Term (in years)	3.2

Changes in the fair value of the Company’s level 3 liabilities during the six months ended June 30, 2025 were as follows:

	ecosio
	Contingent Consideration		Kintsugi
	Cash Earn-outs	Stock Earn-outs	Long-term Investment

	(unaudited)		(unaudited)
Balance, January 1, 2025	$74,400	$48,100	$—
Initial measurement	—	—	15,000
Fair value adjustments	3,500	(15,900)	—
Balance, June 30, 2025	$77,900	$32,200	$15,000

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

Convertible Senior Notes

As of June 30, 2025 and December 31, 2024, the fair value of the Notes (as defined in Note 8, “Debt”) was $411,854 and $539,494, respectively. The fair value was determined based on the quoted price of the Notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. For further information on the Notes, refer to Note 8, “Debt”.

5.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of June 30,	As of December 31,
	2025	2024
	(unaudited)
Leasehold improvements	$20,217	$20,096
Equipment	17,979	14,386
Computer software purchased	1,383	1,344
Internal-use software developed:
Cloud-based customer solutions	292,265	237,232
Internal systems and tools	80,252	72,406
Furniture and fixtures	7,325	7,292
In-process internal-use software	18,776	28,916
Property and equipment	438,197	381,672
Less accumulated depreciation and amortization	(243,163)	(204,113)
Property and equipment, net	$195,034	$177,559

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,068 and $1,120 for the three months ended June 30, 2025 and 2024, respectively, and $2,123 and $2,365 for the six months ended June 30, 2025 and 2024, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

Finance lease amortization was $19 and $21 for the three months ended June 30, 2025 and 2024, respectively, and $38 and $42 for the six months ended June 30, 2025 and 2024, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Assets under finance leases of $172 and $172, net of accumulated amortization of $134 and $97, respectively, at June 30, 2025 and December 31, 2024, respectively, are included in property and equipment, net in the condensed consolidated balance sheets.

The major components of internal-use software developed are as follows:

	As of June 30,	As of December 31,
	2025	2024
	(unaudited)
Internal-use software developed	$372,517	$309,638
Less accumulated depreciation	(207,877)	(171,181)
Internal-use software developed, net of accumulated depreciation	164,640	138,457
In-process internal-use software	18,776	28,916
Internal-use software developed, net	$183,416	$167,373

Amounts included in property and equipment additions related to capitalized internal-use software on the condensed consolidated statements of cash flows are as follows:

	For the six months ended June 30,
	2025	2024

	(unaudited)
Cloud-based customer solutions	$31,014	$19,898
Internal systems and tools	8,476	9,559
Total	$39,490	$29,457

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended June 30, 2025 and 2024 was $11,206 and $8,345 respectively, and $21,269 and $17,778 for the six months ended June 30, 2025 and 2024, respectively, is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended June 30, 2025 and 2024 was $5,101 and $4,072, respectively, and $9,906 and $7,811 for the six months ended June 30, 2025 and 2024, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

6.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The major components of capitalized software are as follows:

	As of June 30,	As of December 31,
	2025	2024
	(unaudited)
Capitalized software	$151,572	$140,562
Less accumulated amortization	(116,431)	(105,175)
Capitalized software, net of accumulated depreciation	35,141	35,387
In-process capitalized software	518	963
Capitalized software, net	$35,659	$36,350

Software development costs capitalized for the three months ended June 30, 2025 and 2024, were $4,904 and $5,482, respectively, and $10,565 and $11,097 for the six months ended June 30, 2025 and 2024, respectively.

Capitalized software amortization expense, including amortization of acquired technology, was $5,464 and $6,174 for the three months ended June 30, 2025 and 2024, respectively, and $11,256 and $12,028 for the six months ended June 30, 2025 and 2024, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of June 30,	As of December 31,
	2025	2024
	(unaudited)
Goodwill	$392,617	$357,823
Other intangible assets, net	4,695	5,198
Total	$397,312	$363,021

The Company has recognized various amortizable other intangible assets in connection with acquisitions related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements, for the periods presented:

	As of June 30,	As of December 31,
	2025	2024
	(unaudited)
Weighted average amortization period (years)	3.3	3.3

Gross value	$17,038	$15,818
Accumulated amortization	(12,343)	(10,620)
Carrying value	$4,695	$5,198

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The following table presents amortization of other intangible assets:

For the three months ended June 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2025	$—	$571	$571
2024	58	592	650

For the six months ended June 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2025	$—	$1,102	$1,102
2024	119	1,187	1,306

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

The Company had no outstanding borrowings under the Credit Agreement at June 30, 2025 or December 31, 2024.

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

There have been no changes to the initial conversion price of the Notes since issuance. The Notes are convertible into the Company’s Class A common stock at the option of the holders. As of June 30, 2025, none of the Notes were converted.

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The Company’s indebtedness at June 30, 2025 and December 31, 2024 was as follows:

	As of June 30, 2025 (unaudited)			As of December 31, 2024
	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount
Convertible senior notes, non-current	345,000	(8,651)	336,349	345,000	(9,780)	335,220
Total debt	$345,000	$(8,651)	$336,349	$345,000	$(9,780)	$335,220

The Company’s interest expense related to the Notes is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Contractual interest expense	$647	$431	$1,294	$431
Amortization of issuance costs	564	376	1,128	376
Total interest expense, convertible senior notes	$1,211	$807	$2,422	$807

9.STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended June 30, 2025, the Company issued (i) 871 shares of Class A common stock related to the exercise of options, net of five shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises, and (ii) 52 shares of Class A common stock in connection with the vesting of Restricted Stock Units (“RSUs”), net of 25 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During the six months ended June 30, 2025, the Company issued (i) 1,245 shares of Class A common stock related to the exercise of options, net of 18 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises, and (ii) 915 shares of Class A common stock in connection with the vesting of RSUs, net of 570 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During the three and six months ended June 30, 2025, the Company issued (i) 34 shares of Class A common stock in connection with the vesting of Restricted Stock Awards (“RSAs”), (ii) 53 shares of Class A common stock in connection with the ESPP, and (iii) 4,325 shares of Class A common stock related to a stockholder’s election to convert an equivalent number of shares of Class B common stock.

During the three months ended June 30, 2024, the Company issued (i) 194 shares of Class A common stock related to the exercise of options, net of one share returned to the Company in lieu of payment of the exercise price and taxes due on these exercises, and (ii) 32 shares of Class A common stock in connection with the vesting of RSUs, net of 14 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During the six months ended June 30, 2024, the Company issued (i) 847 shares of Class A common stock related to the exercise of options, net of 266 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises, and (ii) 706 shares of Class A common stock in connection with the vesting of RSUs, net of 431 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During the three and six months ended June 30, 2024, the Company issued (i) 62 shares of Class A common stock in connection with the vesting of RSAs, (ii) 61 shares of Class A common stock in connection with the ESPP, and (iii) 2,500 shares of Class A common stock related to a stockholder’s election to convert an equivalent number of shares of Class B common stock.

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

Basic and diluted net income (loss) per share attributable to common stockholders is calculated using the treasury stock and if-converted methods. The basic net income (loss) per share attributable to Class A common stockholders includes RSAs, RSUs, Performance Stock Units (“PSUs”), and ESPP shares once vesting or purchase contingencies are resolved, and the related shares are deemed to be outstanding. The diluted net income (loss) per share attributable to Class A common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, all options to purchase shares of Class A common stock and nonvested RSAs and RSUs are considered common stock equivalents. PSUs are included in the computation of diluted net income per share only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be satisfied if the end of the reporting period were the end of the related performance period, and if the effect would be dilutive. The portion of ESPP shares for which the Company has received payments but for which the related shares are not yet issuable are also considered potential common stock equivalents. Additionally, the dilutive effect of shares issuable upon conversion of the Notes is included in the calculation of diluted EPS by application of the if-converted method. In connection with the issuance of the Notes, the Company entered into the Capped Call Transactions, which are not included for purposes of calculating the number of diluted weighted-average shares outstanding, as their effect would be anti-dilutive. The Company has excluded the effect of its Class A common stock to be issued in connection with the Stock Earn-outs as the underlying performance conditions were not satisfied prior to the end of the reporting period, nor would they be satisfied if the end of the reporting period were the end of the related performance period. In periods of net loss available to common stockholders, diluted calculations are equal to basic calculations because the inclusion of potential common stock equivalents would be anti-dilutive.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The tables below illustrate the calculation of basic and diluted net income (loss) per common share for the Class A common stock and Class B common stock for the periods reflected below.

	For the three months ended June 30,				For the six months ended June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(unaudited)				(unaudited)
Basic net income (loss) per share:
Numerator
Allocation of net income (loss) (1)	$(446)	$(515)	$2,137	$3,027	$4,656	$5,513	$3,190	$4,658
Denominator
Total shares used in per share computation	73,727	85,195	64,198	90,030	72,507	85,838	62,879	91,796
Basic net income (loss) per share:	$(0.01)	$(0.01)	$0.03	$0.03	$0.06	$0.06	$0.05	$0.05

Diluted net income (loss) per share:
Numerator
Allocation of net income (loss) (1)	$(446)	$(515)	$2,255	$2,909	$4,741	$5,428	$3,374	$4,474
Total net income (loss) used in per diluted computation	$(446)	$(515)	$2,255	$2,909	$4,741	$5,428	$3,374	$4,474
Denominator
Number shares used in basic per share computation	73,727	85,195	64,198	90,030	72,507	85,838	62,879	91,796
Dilutive effect of common stock equivalents	—	—	6,311	—	2,478	—	6,336	—
Total shares used in per share computation	73,727	85,195	70,509	90,030	74,985	85,838	69,215	91,796
Dilutive net income (loss) per share:	$(0.01)	$(0.01)	$0.03	$0.03	$0.06	$0.06	$0.05	$0.05
(1) Allocation of net income (loss) is based on the percentages of shares outstanding.

The following weighted-average outstanding shares of Class A common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A stockholders, as the impact of including them would have been anti-dilutive:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Stock Options (1)	2,112	—	—	—
Out-of-the Money Stock Options	—	117	4	174
RSAs	35	—	—	—
RSUs	4,177	—	—	—
ESPP	34	—	—	—
Convertible Senior Notes (2)	9,498	6,860	9,498	3,411
(1) Total excludes out-of-the money stock options.
(2) The Notes were issued on April 26, 2024. Proration of shares assumed to be converted from the Notes during the prior year periods resulted in anti-dilutive impact to EPS.

11.    STOCK-BASED AWARD PLANS

The 2020 Incentive Award Plan (the “2020 Plan”) provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The Company issued stock options, RSAs, RSUs, and PSUs under the 2020 Plan. As of June 30, 2025, 20,103 shares of Class A common stock were available for issuance under the 2020 Plan.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Options

The following table summarizes activity for options outstanding under the 2020 Plan for the six months ended June 30, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value

	(unaudited)
Outstanding at January 1, 2025	2,970	$6.93	4.4	$137,857
Exercised	(1,263)	6.43
2020 Plan options outstanding at June 30, 2025	1,707	$7.29	4.8	$47,866
2020 Plan options exercisable at June 30, 2025	1,638	$6.82	4.7	$46,702

The details of options outstanding, vested, and exercisable under the 2020 Plan as of June 30, 2025 are as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)

	(unaudited)
$0.15 to $0.71	310	*	310	*
$2.50	16	0.6	16	0.6
$3.17	58	2.6	58	2.6
$3.73	481	4.3	481	4.3
$4.70	466	4.6	466	4.6
$18.47	190	6.4	136	6.4
$18.96	60	6.1	60	6.1
$19.00	42	6.2	27	6.2
$32.16	84	5.7	84	5.7
	1,707		1,638
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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

There were no options issued under the 2020 Plan during the three months ended June 30, 2025 or 2024.

At June 30, 2025, $173 of unrecognized compensation expense associated with options is expected to be recognized over a weighted average period of approximately 0.5 years.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2025:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2025	4,534	$19.96
Granted	1,164	45.12
Vested	(1,485)	18.97
Forfeited	(64)	28.68
Outstanding at June 30, 2025	4,149	$27.24

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. Vested RSUs are settled by issuing Class A common stock or the equivalent value in cash at the Board’s discretion. At June 30, 2025, $77,849 of unrecognized compensation expense for RSUs is expected to be recognized over a weighted average period of approximately 2.6 years.

Restricted Stock Awards

The following table summarizes RSA activity for the six months ended June 30, 2025:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2025	34	$35.06
Granted	37	37.55
Vested	(34)	35.06
Outstanding at June 30, 2025	37	$37.55

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. At June 30, 2025, $1,327 of unrecognized compensation expense for RSAs is expected to be recognized over a weighted average period of approximately 1.0 years.

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

The stock-compensation expense associated with the awards will be accounted for as compensation expense over the vesting periods based on the Company’s assessment of the probability of achieving the targets. If the required conditions are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. As of June 30, 2025, the Company determined that it is probable that the performance target for the first annual measurement period would be achieved and has recorded $878 and $1,708 in stock-based compensation expense for the three and six months ended June 30, 2025, respectively. No compensation expense has been recorded in connection with the second or third annual targets as the Company has not yet deemed it probable that the performance targets will be achieved.

		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2025	192	$53.46
Granted	17	36.08
Forfeited	(7)	50.09
Outstanding at June 30, 2025	202	$52.11

At June 30, 2025, a maximum of $8,530 of unrecognized compensation expense for PSUs, pending achievement of targets, may be recognized over a weighted average period of approximately 2.4 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common stock through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Amounts withheld from participants are included in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending November 30, 2025 aggregated $637 as of June 30, 2025. As of June 30, 2025, 6,282 shares of Class A common stock were available for issuance under the ESPP.

As of June 30, 2025, there was approximately $703 of unrecognized ESPP stock-based compensation expense expected to be recognized on a straight-line basis over the remaining term of the six-month offering period ending November 30, 2025.

At June 30, 2025 and 2024, there were two ESPP offering periods open that end November 30, 2025 and 2024, respectively. The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. ESPP offering periods

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

reported in the June 30, 2025 and 2024 financial statements include the periods noted below in the table. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

	Offering Period Ending
	11/30/2025	11/30/2024
Fair market value of common stock	$39.86	$33.26
Volatility	33.5%	41.7%
Expected term (years)	0.5	0.5
Expected dividend yield	-%	-%
Risk-free interest rate	4.3%	5.4%

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

Stock-Based Compensation

The Company recognized total stock-based compensation expense related to incentive awards, net of forfeitures, as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Stock-based compensation expense:
Stock options	$110	$1,144	$421	$3,750
RSUs	10,398	8,145	29,751	21,148
RSAs	308	476	606	966
PSUs	878	—	1,708	—
ESPP	296	236	548	461
Total stock-based compensation expense	$11,990	$10,001	$33,034	$26,325

The Company recognized stock-based compensation expense in the condensed consolidated statements of comprehensive income (loss) as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$1,233	$953	$3,460	$2,543
Cost of revenues, services	1,024	565	2,720	1,571
Research and development	2,512	1,922	6,864	5,295
Selling and marketing	3,235	2,928	9,041	7,150
General and administrative	3,986	3,633	10,949	9,766
Total stock-based compensation expense	$11,990	$10,001	$33,034	$26,325

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

12.   COMMITMENTS AND CONTINGENCIES

In January 2022, the Company filed a complaint against a competitor alleging claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation. The outcome of the case is subject to a number of uncertainties; therefore, the Company has not recognized any potential impact to the condensed consolidated financial statements related to the outcome of the case. During the three and six months ended June 30, 2025, the Company recognized $2,883 and $5,308, respectively, for legal expenses associated with the case within the other operating expense (income), net line of the condensed consolidated statements of income (loss).

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

13.   SEGMENT DISCLOSURES

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The following significant expense categories and measures of segment income (loss) are regularly reported to the CODM for the Company’s single segment:

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Total Revenues	$184,559	$161,104	$361,621	$317,885
Less:
Cost of revenues – software subscriptions	44,459	42,261	88,704	87,389
Cost of revenues – services	18,900	16,155	38,723	32,016
Research & development	20,582	14,614	41,468	31,459
Selling & marketing	48,454	40,541	96,609	81,032
General & administrative	43,392	35,874	88,420	71,416
Depreciation & amortization	6,187	5,212	12,067	10,218
Change in fair value of acquisition contingent earn-outs	2,300	—	(12,400)	—
Other segment items (1)	4,149	(1,098)	7,408	(1,625)
Interest (income) expense, net	(1,228)	181	(2,767)	467
Income tax expense (benefit)	(1,675)	2,200	(6,780)	(2,335)
Net income (loss) (GAAP)	$(961)	$5,164	$10,169	$7,848
Adjustments:
Interest expense (income), net	(1,228)	181	(2,767)	467
Income tax expense (benefit)	(1,675)	2,200	(6,780)	(2,335)
Depreciation and amortization – property and equipment	6,187	5,212	12,067	10,218
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	16,670	14,578	32,525	29,925
Amortization of acquired intangible assets – selling and marketing expense	571	592	1,102	1,187
Amortization of cloud computing implementation costs – general and administrative	1,018	995	2,024	1,989
Stock-based compensation expense	11,990	10,001	33,034	26,325
Severance expense	317	619	774	1,461
Acquisition contingent consideration	200	(1,575)	200	(2,375)
Change in fair value of acquisition contingent earn-outs	2,300	—	(12,400)	—
Transaction costs (2)	2,980	548	5,640	548
Adjusted EBITDA (Non-GAAP)	$38,369	$38,515	$75,588	$75,258
(1) Other segment items include professional fees, contracted labor, transaction costs, acquisition related earn-out adjustments and foreign currency exchange gains (losses).

(2) The current year periods include legal expenses associated with pending litigation related to claims the Company has made against a competitor. For further information, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Additionally, the Company considers stock-based compensation expense a significant expense category. For further information, refer to Note 11, “Stock Based Award Plans.”

As the Company operates solely within one segment, total assets, property and equipment, net, and capitalized software, net are reported at the consolidated level on the condensed consolidated balance sheets. The Company’s assets include both current and long-lived assets, and corporate assets. As of June 30, 2025 and December 31, 2024, $1,177 and $687, respectively, of the Company’s property and equipment assets were held outside of the U.S.

Depreciation and amortization, property and equipment additions, and capital software additions are reported at the consolidated level on the condensed consolidated statements of cash flows.

The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types. For both the three and six months ended June 30, 2025 and 2024, approximately 9% and 7%, respectively, of the Company’s revenues were generated outside of the U.S. None of the Company’s customers represented more than 10% of total revenues for the three or six months ended June 30, 2025 or 2024. For further information including disaggregation of revenues, refer to Note 2, “Revenue Recognition.”

14.   INCOME TAXES

The Company reported income tax expense (benefit) of $(1,675) and $2,200 for the three months ended June 30, 2025 and 2024, respectively, and $(6,780) and $(2,335) for the six months ended June 30, 2025 and 2024, respectively. The effective income tax rate was 63.5% for the three months ended June 30, 2025, compared to 29.9% for the three months ended June 30, 2024, and (200.1)% for the six months ended June 30, 2025, compared to (42.4)% for the six months ended June 30, 2024.

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

The income tax benefit for the three months ended June 30, 2025 was primarily attributable to tax benefits from stock-based awards exercised or vested, net of limitations on deductions of certain employees’ compensation and fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions. The income tax benefit for the six months ended June 30, 2025 was primarily attributable to tax benefits from stock-based awards exercised or vested, tax credits, and fluctuations in nondeductible contingent consideration liabilities, net of limitations on deductions of certain employees’ compensation, fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, and state taxes. The income tax expense for the three months ended June 30, 2024 was primarily attributable to income tax expense from profitable jurisdictions and on income allocated to state jurisdictions. This income tax expense was partially offset by tax benefits from stock-based awards exercised or vested during the quarter, net of the impact from limitations on deductions of certain employees’ compensation, and benefits from tax credits. The income tax benefit for the six months ended June 30, 2024 was primarily attributable to tax benefits from stock-based awards exercised or vested, net of the impact from limitations on deductions of certain employees’ compensation, which were greater than the income tax expense recognized during the three months ended June 30, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the U.S. Among other things, the OBBBA amends U.S. tax law, including provisions related to research and development, bonus depreciation, interest expense limitation, charitable contributions, and foreign derived intangible income. The Company is currently evaluating the impact of the OBBBA on its condensed consolidated financial statements.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 55% and 49% of software subscription revenue from cloud-based subscriptions during the three months ended June 30, 2025 and 2024, respectively, and 54% and 48% for the six months ended June 30, 2025 and 2024, respectively. While our on-premise software subscription revenue comprised 45% and 51% of our software subscription revenue during the three months ended June 30, 2025 and 2024, respectively, and 46% and 52% during the six months ended June 30, 2025 and 2024, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

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

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $184.6 million and $161.1 million for the three months ended June 30, 2025 and 2024, respectively, and $361.6 million and $317.9 million for the six months ended June 30, 2025 and 2024, respectively. We had net income (loss) of $(1.0) million and $5.2 million for the three months ended June 30, 2025 and 2024, respectively, and $10.2 million and $7.8 million for the six months ended June 30, 2025 and 2024, respectively. These amounts are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net loss or income before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), taxes, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, changes in the settlement value of deferred purchase commitment liabilities recorded as interest expense, and transaction costs. Adjusted EBITDA was $38.4 million and $38.5 million for the three months ended June 30, 2025 and 2024, respectively, and $75.6 million and $75.3 million for the six months ended June 30, 2025 and 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

We believe that we currently have ample liquidity and capital resources to continue to meet our operating needs, and our ability to continue to service our debt or other financial obligations is not currently impaired. For a further description of our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Developments

During the second quarter of 2025, we completed our strategic investment in Kintsugi AI, Inc. (“Kintsugi”), a San Francisco-based, AI startup focused on automating sales tax compliance for small and mid-size businesses (the “Kintsugi Investment”). Terms of the agreement included a $15.0 million minority investment representing a 10% ownership interest, as well as an intellectual property sharing and commercial arrangement. Additionally, we have designated one member to Kintsugi’s board of directors. For further information on the Kintsugi Investment, refer to Note 3, “Investments” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

	For the three months ended				For the six months ended
	June 30,				June 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change		2025	2024	Period-Over-Period Change

	(unaudited)				(unaudited)
Revenues:
Software subscriptions	$157,844	$136,443	$21,401	15.7%	$308,605	$268,273	$40,332	15.0%
Services	26,715	24,661	2,054	8.3%	53,016	49,612	3,404	6.9%
Total revenues	184,559	161,104	23,455	14.6%	361,621	317,885	43,736	13.8%
Cost of revenues:
Software subscriptions (1)	44,459	42,261	2,198	5.2%	88,704	87,389	1,315	1.5%
Services (1)	18,900	16,155	2,745	17.0%	38,723	32,016	6,707	20.9%
Total cost of revenues	63,359	58,416	4,943	8.5%	127,427	119,405	8,022	6.7%
Gross profit	121,200	102,688	18,512	18.0%	234,194	198,480	35,714	18.0%
Operating expenses:
Research and development (1)	20,582	14,614	5,968	40.8%	41,468	31,459	10,009	31.8%
Selling and marketing (1)	48,454	40,541	7,913	19.5%	96,609	81,032	15,577	19.2%
General and administrative (1)	43,392	35,874	7,518	21.0%	88,420	71,416	17,004	23.8%
Depreciation and amortization	6,187	5,212	975	18.7%	12,067	10,218	1,849	18.1%
Change in fair value of acquisition contingent earn-outs	2,300	—	2,300	*	(12,400)	—	(12,400)	*
Other operating expense (income), net	4,149	(1,098)	5,247	*	7,408	(1,625)	9,033	*
Total operating expenses	125,064	95,143	29,921	31.4%	233,572	192,500	41,072	21.3%
Income (loss) from operations	(3,864)	7,545	(11,409)	(151.2)%	622	5,980	(5,358)	(89.6)%
Interest expense (income), net	(1,228)	181	(1,409)	*	(2,767)	467	(3,234)	*
Income (loss) before income taxes	(2,636)	7,364	(10,000)	(135.8)%	3,389	5,513	(2,124)	(38.5)%
Income tax expense (benefit)	(1,675)	2,200	(3,875)	*	(6,780)	(2,335)	(4,445)	*
Net income (loss)	(961)	5,164	(6,125)	(118.6)%	10,169	7,848	2,321	29.6%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	(29,734)	3,335	(33,069)	(991.6)%	(44,839)	7,346	(52,185)	(710.4)%
Unrealized loss (gain) on investments, net of tax	—	(19)	19	*	9	(2)	11	*
Total other comprehensive (income) loss, net of tax	(29,734)	3,316	(33,050)	*	(44,830)	7,344	(52,174)	*
Total comprehensive income	$28,773	$1,848	$26,925	1,457.0%	$54,999	$504	$54,495	10,812.5%
(1)	Includes stock-based compensation expenses as follows in the table below.

* Percentage change not meaningful.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$1,233	$953	$3,460	$2,543
Cost of revenues, services	1,024	565	2,720	1,571
Research and development	2,512	1,922	6,864	5,295
Selling and marketing	3,235	2,928	9,041	7,150
General and administrative	3,986	3,633	10,949	9,766
Total stock-based compensation expense	$11,990	$10,001	$33,034	$26,325

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	85.5%	84.7%	85.3%	84.4%
Services	14.5%	15.3%	14.7%	15.6%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Software subscriptions	24.1%	26.2%	24.5%	27.5%
Services	10.2%	10.0%	10.7%	10.1%
Total cost of revenues	34.3%	36.2%	35.2%	37.6%
Gross profit	65.7%	63.8%	64.8%	62.4%
Operating expenses:
Research and development	11.2%	9.1%	11.5%	9.9%
Selling and marketing	26.3%	25.2%	26.7%	25.5%
General and administrative	23.5%	22.3%	24.5%	22.5%
Depreciation and amortization	3.4%	3.2%	3.3%	3.2%
Change in fair value of acquisition contingent earn-outs	1.2%	—%	(3.4)%	—%
Other operating expense (income), net	2.2%	(0.7)%	2.0%	(0.5)%
Total operating expenses	67.8%	59.1%	64.6%	60.6%
Income (loss) from operations	(2.1)%	4.7%	0.2%	1.8%
Interest expense (income), net	(0.7)%	0.1%	(0.8)%	0.1%
Income (loss) before income taxes	(1.4)%	4.6%	1.0%	1.7%
Income tax expense (benefit)	(0.9)%	1.4%	(1.9)%	(0.7)%
Net income (loss)	(0.5)%	3.2%	2.9%	2.4%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	(16.1)%	2.1%	(12.4)%	2.3%
Unrealized loss (gain) on investments, net of tax	—%	—%	—%	—%
Total other comprehensive (income) loss, net of tax	(16.1)%	2.1%	(12.4)%	2.3%
Total comprehensive income	15.6%	1.1%	15.3%	0.1%

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenues

	For the three months ended
	June 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change

	(unaudited)
Revenues:
Software subscriptions	$157,844	$136,443	$21,401	15.7%
Services	26,715	24,661	2,054	8.3%
Total revenues	$184,559	$161,104	$23,455	14.6%

Revenues increased $23.5 million, or 14.6%, to $184.6 million for the three months ended June 30, 2025 compared to $161.1 million for the same period in 2024. The increase in software subscriptions revenues of $21.4 million, or 15.7%, was primarily driven by increases from our existing customers through cross-selling new products, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 8.4% and 5.8% of total software subscriptions revenues in the three months ended June 30, 2025 and 2024, respectively.

The $2.1 million increase in services revenues was primarily driven by a $2.5 million increase in recurring services revenues due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers. These increases were partially offset by a $0.4 million decrease in service revenues, primarily from the impact of our efforts to steer more implementation opportunities to our channel partners, who are an important referral source for new software opportunities.

Cost of Software Subscriptions Revenues

	For the three months ended
	June 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Cost of software subscriptions revenues	$44,459	$42,261	$2,198	5.2%

Cost of software subscriptions revenues increased $2.2 million, or 5.2%, to $44.5 million for the three months ended June 30, 2025 compared to $42.3 million for the same period in 2024. The increase was primarily driven by an increase in depreciation and amortization of capitalized software and acquired intangible assets associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the increased amortization of acquired intangible assets.

Cost of Services Revenues

	For the three months ended
	June 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Cost of services revenues	$18,900	$16,155	$2,745	17.0%

Cost of services revenues increased $2.7 million, or 17.0%, to $18.9 million for the three months ended June 30, 2025, compared to $16.2 million for the same period in 2024. The increase was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering.

Research and Development

	For the three months ended
	June 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Research and development	$20,582	$14,614	$5,968	40.8%

Research and development expenses increased $6.0 million, or 40.8%, to $20.6 million for the three months ended June 30, 2025 compared to $14.6 million for the same period in 2024. This increase in research and development expenses was primarily due to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces to customer ERP and other software platforms. Additionally, this increase reflects additional research and development investments related to the commercialization of our AI-based Smart Categorization product, other AI-related internal tools and new product initiatives, and other emerging technologies.

Selling and Marketing

	For the three months ended
	June 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Selling and marketing	$48,454	$40,541	$7,913	19.5%

Selling and marketing expenses increased $7.9 million, or 19.5%, to $48.5 million for the three months ended June 30, 2025 compared to $40.5 million for the same period in 2024. This increase was primarily driven by a $4.3 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. Additionally, there was an increase of $3.6 million in advertising and promotional spending related to expanded brand awareness efforts.

General and Administrative

	For the three months ended
	June 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
General and administrative	$43,392	$35,874	$7,518	21.0%

General and administrative expenses increased $7.5 million, or 21.0%, to $43.4 million for the three months ended June 30, 2025 compared to $35.9 million for the same period in 2024, primarily driven by planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and other resources in support of our growth.

Depreciation and Amortization

	For the three months ended
	June 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Depreciation and amortization	$6,187	$5,212	$975	18.7%

Depreciation and amortization expenses increased $1.0 million, or 18.7%, to $6.2 million for the three months ended June 30, 2025 compared to $5.2 million for the same period in 2024. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Change in Fair Value of Acquisition Contingent Earn-outs

	For the three months ended
	June 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Change in fair value of acquisition contingent earn-outs	$2,300	$—	$2,300	*
* Percentage change not meaningful.

Change in fair value of acquisition contingent earn-outs was $2.3 million for the three months ended June 30, 2025 due entirely to adjustments to the fair values of our ecosio acquisition contingent Cash Earn-outs and Stock Earn-outs of $1.8 million and $0.5 million, respectively.  For further information, refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Operating Expense (Income), Net

	For the three months ended
	June 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Other operating expense (income), net	$4,149	$(1,098)	$5,247	477.9%

Other operating expense (income), net was $4.1 million of other operating expense, net for the three months ended June 30, 2025 compared to $1.1 million of other operating income, net for the same period in 2024. This change was primarily driven by $2.9 million related to legal costs associated with a pending legal claim and $1.0 million of foreign currency transaction losses incurred. For further information regarding the referenced pending legal claim, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additionally, in the prior year period, we recorded a fair value adjustment of $(1.6) million to the contingent consideration liability for the acquisition of Tellutax, LLC in 2021. For further information regarding the Tellutax, LLC contingent consideration liability, refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Expense (Income), Net

	For the three months ended
	June 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Interest expense (income), net	$(1,228)	$181	$(1,409)	(778.5)%

Interest expense (income), net was $1.2 million of interest income, net for the three months ended June 30, 2025 compared to $0.2 million of interest expense, net for the same period in 2024. This change was mainly due to several factors: a $0.8 million increase in interest income primarily due to increased dollars invested during the period, a reduction of $0.2 million of interest expense related to the valuation of our prior year foreign currency forward contracts due to market fluctuations, a $0.1 million decrease in deferred financing costs related to our Notes (as defined below), and a $0.3 million decrease in interest costs related to the repayment of our term loan in the aggregate amount of $50,000 (the “Term Loan”), which was fully repaid in the second quarter of 2024.

Income Tax Expense (Benefit)

	For the three months ended
	June 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Income tax expense (benefit)	$(1,675)	$2,200	$(3,875)	(176.1)%

Income tax expense (benefit) was $(1.7) million and $2.2 million for the three months ended June 30, 2025 and 2024, respectively. This change was primarily driven by higher tax benefits on exercises and vesting of stock awards recognized during the three months ended June 30, 2025, as well as income tax from fluctuations in income (loss). These income tax benefit increases were partially offset by fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions and a decrease in the impact of tax credits compared to the three months ended June 30, 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenues

	For the six months ended
	June 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change

	(unaudited)
Revenues:
Software subscriptions	$308,605	$268,273	$40,332	15.0%
Services	53,016	49,612	3,404	6.9%
Total revenues	$361,621	$317,885	$43,736	13.8%

Revenues increased $43.7 million, or 13.8%, to $361.6 million for the six months ended June 30, 2025 compared to $317.9 million for the same period in 2024. The increase in software subscriptions revenues of $40.3 million, or 15.0%, was primarily driven by increases from our existing customers through cross-selling new products, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 8.3% and 5.7% of total software subscriptions revenues in the six months ended June 30, 2025 and 2024, respectively.

The $3.4 million increase in services revenues was primarily driven by a $4.2 million increase in recurring services revenues due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers. These increases were partially offset by a $0.8 million decrease in service revenues primarily from the impact of our efforts to steer more implementation opportunities to our channel partners, who are an important referral source for new software opportunities.

Cost of Software Subscriptions Revenues

	For the six months ended
	June 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Cost of software subscriptions revenues	$88,704	$87,389	$1,315	1.5%

Cost of software subscriptions revenues increased $1.3 million, or 1.5%, to $88.7 million for the six months ended June 30, 2025 compared to $87.4 million for the same period in 2024. The increase was primarily driven by an increase in depreciation and amortization of capitalized software and acquired intangible assets associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the increased amortization of acquired intangible assets.

Cost of Services Revenues

	For the six months ended
	June 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Cost of services revenues	$38,723	$32,016	$6,707	20.9%

Cost of services revenues increased $6.7 million, or 20.9%, to $38.7 million for the six months ended June 30, 2025, compared to $32.0 million for the same period in 2024. The increase was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering.

Research and Development

	For the six months ended
	June 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Research and development	$41,468	$31,459	$10,009	31.8%

Research and development expenses increased $10.0 million, or 31.8%, to $41.5 million for the six months ended June 30, 2025 compared to $31.5 million for the same period in 2024. This increase in research and development expenses was primarily due to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces to customer ERP and other software platforms. Additionally, this increase reflects additional research and development investments related to the commercialization of our AI-based Smart Categorization product, other AI-related internal tools and new product initiatives, and other emerging technologies.

Selling and Marketing

	For the six months ended
	June 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Selling and marketing	$96,609	$81,032	$15,577	19.2%

Selling and marketing expenses increased $15.6 million, or 19.2%, to $96.6 million for the six months ended June 30, 2025 compared to $81.0 million for the same period in 2024. This increase was primarily driven by an $8.8 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. Additionally, there was an increase of $6.7 million in advertising and promotional spending related to expanded brand awareness efforts.

General and Administrative

	For the six months ended
	June 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
General and administrative	$88,420	$71,416	$17,004	23.8%

General and administrative expenses increased $17.0 million, or 23.8%, to $88.4 million for the six months ended June 30, 2025 compared to $71.4 million for the same period in 2024, primarily driven by planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and other resources in support of our growth.

Depreciation and Amortization

	For the six months ended
	June 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Depreciation and amortization	$12,067	$10,218	$1,849	18.1%

Depreciation and amortization expenses increased $1.8 million, or 18.1%, to $12.1 million for the six months ended June 30, 2025 compared to $10.2 million for the same period in 2024. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Change in Fair Value of Acquisition Contingent Earn-outs

	For the six months ended
	June 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Change in fair value of acquisition contingent earn-outs	$(12,400)	$—	$(12,400)	*
* Percentage change not meaningful.

Change in fair value of acquisition contingent earn-outs was $12.4 million for the six months ended June 30, 2025 due entirely to adjustments to the fair values of our ecosio acquisition contingent Cash Earn-outs and Stock Earn-outs of $3.5 million and $(15.9) million, respectively. For further information, refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Operating Expense (Income), Net

	For the six months ended
	June 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Other operating expense (income), net	$7,408	$(1,625)	$9,033	555.9%

Other operating expense (income), net was $7.4 million of other operating expense, net for the six months ended June 30, 2025 compared to $1.6 million of other operating income, net for the same period in 2024. This change was primarily driven by $5.3 million related to legal costs associated with a pending legal claim and $1.6 million in foreign currency transaction losses incurred. For further information regarding the referenced pending legal claim, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additionally, in the prior year period we recorded a fair value adjustment of $(2.4) million to the contingent consideration liability for the  acquisition of Tellutax, LLC in 2021. For further information regarding the Tellutax, LLC contingent consideration liability refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Expense (Income), Net

	For the six months ended
	June 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Interest expense (income), net	$(2,767)	$467	$(3,234)	(692.5)%

Interest expense (income), net was $2.8 million of interest income, net for the six months ended June 30, 2025, compared to $0.5 million of interest expense, net for the same period in 2024. This change was mainly due to several factors: a $3.0 million increase in interest income primarily due to increased dollars invested during the period, a reduction of $0.3 million of interest expense related to the valuation of our prior year foreign currency forward contracts due to market fluctuations, and a $1.0 million decrease in interest costs related to the repayment of our Term Loan, which was fully repaid in the second quarter of 2024. These interest income increases were partially offset by $0.7 million in interest expense and a $0.4 million increase in deferred financing costs related to our Notes (as defined below).

Income Tax Benefit

	For the six months ended
	June 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Income tax benefit	$(6,780)	$(2,335)	$(4,445)	190.4%

Income tax benefit was $6.8 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively. The change in tax benefit was primarily driven by higher tax benefits on exercises and vesting of stock awards recognized during the six months ended June 30, 2025, as well as fluctuations in income (loss) and nondeductible contingent consideration liabilities. These income tax benefit increases were partially offset by fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions and increased limitations on deductions of certain employees’ compensation.

Liquidity and Capital Resources

As of June 30, 2025, we had unrestricted cash and cash equivalents of $284.4 million. Our primary sources of capital include sales of our solutions, proceeds from bank lending facilities, and the offering of existing or future classes of stock.

As of June 30, 2025, we had a credit agreement with a banking syndicate (the “Credit Agreement”) that provides a $300.0 million revolving facility (the “Line of Credit”). There were no outstanding borrowings under the Credit Agreement at June 30, 2025.

On April 26, 2024, we closed a private offering of $345.0 million aggregate principal amount of 0.750% Convertible Senior Notes due in 2029 (the “Notes”). The net proceeds from the offering of the Notes were $333.7 million, after deducting the initial purchasers’ discount and commissions, and other transaction and offering expenses. For further information on the Notes, refer to our 2024 Annual Report.

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

The following table presents a summary of our cash flows for the periods indicated:

	For the six months ended
	June 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Net cash provided by operating activities	$60,808	$82,292	$(21,484)	(26.1)%
Net cash used in investing activities	(59,262)	(47,837)	(11,425)	(23.9)%
Net cash provided by (used in) financing activities	(20,157)	238,126	(258,283)	108.5%
Effect of foreign exchange rate changes	3,307	(789)	4,096	519.1%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(15,304)	$271,792	$(287,096)

Operating Activities. Net cash provided by operating activities of $60.8 million for the six months ended June 30, 2025 consisted of net income of $10.2 million and adjustments for non-cash charges of $69.7 million, which were partly offset by cash outflows of $19.0 million related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by a decrease in accrued and deferred compensation and an increase in prepaid expenses and other current assets due to the timing of cash payments during the period. These changes were partially offset by a decrease in accounts receivable due to the timing of cash collections during the period.

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

Investing Activities. Net cash used in investing activities of $59.3 million for the six months ended June 30, 2025 consisted of investments in property and equipment, and capitalized software of $42.9 million and $10.6 million, respectively, related to investments in infrastructure, new products, and enhancements to existing products. During the second quarter of 2025, we invested $15.0 million in the Kintsugi Investment. Additionally, we invested $2.4 million in available-for-sale investment securities, which was more than offset by proceeds of $11.6 million received during the period for sales and maturities in our investment securities. For further information on the Kintsugi Investment, refer to Note 3, “Investments” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Financing Activities. Net cash used in financing activities of $20.2 million for the six months ended June 30, 2025 consisted of $26.1 million in payments for taxes related to the net share settlement of stock-based awards as well as a $3.5 million decrease in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, partly offset by $7.7 million in proceeds from the exercise of stock options, and $1.8 million in proceeds from the purchase of stock under our employee stock purchase plan (“ESPP”).

Net cash provided by financing activities of $238.1 million for the six months ended June 30, 2024 consisted of $345.0 million in gross proceeds from our Notes, as well as a $15.0 million increase in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, $3.3 million in proceeds from the exercise of stock options, and $1.4 million in proceeds from the purchase of stock under our ESPP. These transactions were partly offset by $46.9 million for the repayment of our Term Loan, $42.4 million for the purchase of the Capped Call Transactions, $18.3 million in payments for taxes related to the net share settlement of stock-based awards, $11.4 million for payments related to deferred financing costs, and $7.6 million for payments on purchase commitment and contingent consideration liabilities.

Debt. As of June 30, 2025, we had a $300.0 million Line of Credit with no outstanding borrowings in connection with our Credit Agreement. As of June 30, 2025, we had $345.0 million aggregate principal amount of debt outstanding related to our Notes. For further information on our debt obligations, refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Contractual Obligations and Commitments

As of June 30, 2025, we have no outstanding borrowings under our Line of Credit. Our Notes are due in May 2029. We expect to continue to fund debt maturities and interest payments with cash flows generated from operations, existing cash and cash equivalents, or proceeds from additional financing. For further information on our debt obligations, refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

	As of June 30,
(Dollars in millions)	2025	2024	Year-Over-Year Change
Annual Recurring Revenue	$636.6	$548.4	$88.2	16.1%

ARR increased by $88.2 million, or 16.1%, at June 30, 2025, as compared to June 30, 2024. The increase was primarily driven by $43.7 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $33.7 million in growth of subscriptions of our solutions to new customers. Additionally, $10.8 million was added to ARR due to the ecosio acquisition during the third quarter of 2024. Excluding the impact of ecosio, the ARR growth rate would have been 14.1%.

We had 4,862 direct customers and AARPC was approximately $130,934 at June 30, 2025. At June 30, 2024, we had 4,438 direct customers and approximately $123,570 of AARPC. The increase in AARPC was primarily due to expansion of usage by existing customers and adding new customers through organic growth. Additionally, the inclusion of ecosio added 473 customers to the second quarter of 2025.

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

	As of June 30,
	2025	2024
Net Revenue Retention Rate	108%	110%

NRR decreased by 2.0%, at June 30, 2025, as compared to June 30, 2024. The decrease was largely due to lower growth of additional entitlements as our customers’ annual growth has slowed, keeping them within current bands of usage, as well as delayed deal activity seen for some of our large multinational customers due to the macroeconomic environment.

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

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our Credit Agreement. We define Adjusted EBITDA as net loss or income before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), taxes, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, changes in the settlement value of deferred purchase commitment liabilities recorded as interest expense, and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net income (loss) was $(1.0) million and $5.2 million for the three months ended June 30, 2025 and 2024, respectively,  while our net income (loss) margin was (0.5)% and 3.2% over the same periods, respectively. Additionally, our net income was $10.2 million and $7.8 million for the six months ended June 30, 2025 and 2024, respectively, while our net income margin was 2.8% and 2.5% over the same periods, respectively.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024

	(unaudited)		(unaudited)
Adjusted EBITDA:
Net income (loss)	$(961)	$5,164	$10,169	$7,848
Interest expense (income), net	(1,228)	181	(2,767)	467
Income tax expense (benefit)	(1,675)	2,200	(6,780)	(2,335)
Depreciation and amortization – property and equipment	6,187	5,212	12,067	10,218
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	16,670	14,578	32,525	29,925
Amortization of acquired intangible assets – selling and marketing expense	571	592	1,102	1,187
Amortization of cloud computing implementation costs – general and administrative	1,018	995	2,024	1,989
Stock-based compensation expense	11,990	10,001	33,034	26,325
Severance expense	317	619	774	1,461
Acquisition contingent consideration	200	(1,575)	200	(2,375)
Change in fair value of acquisition contingent earn-outs	2,300	—	(12,400)	—
Transaction costs (1)	2,980	548	5,640	548
Adjusted EBITDA	$38,369	$38,515	$75,588	$75,258

Adjusted EBITDA Margin:
Total revenues	$184,559	$161,104	$361,621	$317,885
Adjusted EBITDA margin	20.8%	23.9%	20.9%	23.7%

(1) The current year periods include legal expenses associated with pending litigation related to claims we have made against a competitor. For further information, refer to Note 12, “Commitments and Contingencies” to our condensed consolidated financial statements.

The decrease in Adjusted EBITDA for the three months ended June 30, 2025 of $0.1 million over the comparable period in 2024 was primarily driven by increases of $7.6 million in non-GAAP selling and marketing expense, $7.4 million in non-GAAP general and administrative expense, and $5.4 million in non-GAAP research and development expense, which were offset by a $21.3 million increase in non-GAAP gross profit. Adjusted EBITDA margin decreased to 20.8% for the three months ended June 30, 2025 compared to 23.9% for the comparable period in 2024, primarily due to strategic investments into information technology infrastructure, business and re-engineering processes and other continuing initiatives related to our 2024 acquisitions.

The increase in Adjusted EBITDA for the six months ended June 30, 2025 of $0.3 million over the comparable period in 2024 was primarily driven by a $40.4 million increase in non-GAAP gross profit, which was partially offset by increases of $16.5 million in non-GAAP general and administrative expense, $13.8 million in non-GAAP selling and marketing expense, and $8.4 million in non-GAAP research and development expense. Adjusted EBITDA margin decreased to 20.9% for the six months ended June 30, 2025 compared to 23.7% for the comparable period in 2024, primarily due to strategic investments into information technology infrastructure, business and re-engineering processes and other continuing initiatives related to our 2024 acquisitions.

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

Our net cash provided by operating activities was $46.0 million and $57.7 million for the three months ended June 30, 2025 and 2024, respectively, while our operating cash flow margin was 24.9% and 35.8% over the same periods, respectively. Our net cash provided by operating activities was $60.8 million and $82.3 million for the six months ended June 30, 2025 and 2024, respectively, while our operating cash flow margin was 16.8% and 25.9% over the same periods, respectively.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2025	2024	2025	2024

	(unaudited)		(unaudited)
Free Cash Flow:
Cash provided by operating activities	$46,003	$57,726	$60,808	$82,292
Property and equipment additions	(21,512)	(15,300)	(42,906)	(29,749)
Capitalized software additions	(4,904)	(5,482)	(10,565)	(11,097)
Free cash flow	$19,587	$36,944	$7,337	$41,446

Free Cash Flow Margin:
Total revenues	$184,559	$161,104	$361,621	$317,885
Free cash flow margin	10.6%	22.9%	2.0%	13.0%

Free cash flow decreased by $17.4 million for the three months ended June 30, 2025, as compared to the same period in 2024. This decrease was primarily driven by a decrease in net cash provided by operating activities of $11.7 million, primarily attributable to the timing of cash payments during the period, as well as $5.6 million in additional investments in property and equipment, and capitalized software related to investments in infrastructure, new products, and enhancements to existing products. Free cash flow margin decreased to 10.6% for the three months ended June 30, 2025 compared to 22.9% for the same period in 2024.

Free cash flow decreased by $34.1 million for the six months ended June 30, 2025, as compared to the same period in 2024. This decrease was primarily driven by a decrease in net cash provided by operating activities of $21.5 million primarily attributable to the timing of cash payments during the period, as well as $12.6 million in additional investments in property and equipment, and capitalized software related to investments in infrastructure, new products, and enhancements to existing products. Free cash flow margin decreased to 2.0% for the three months ended June 30, 2025 compared to 13.0% for the same period in 2024.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

(Dollars in thousands)	(unaudited)		(unaudited)
Non-GAAP cost of revenues, software subscriptions	$26,556	$26,730	$52,719	$54,921
Non-GAAP cost of revenues, services	$17,876	$15,590	$36,003	$30,445
Non-GAAP gross profit	$140,127	$118,784	$272,899	$232,519
Non-GAAP gross margin	75.9%	73.7%	75.5%	73.1%
Non-GAAP research and development expense	$18,070	$12,692	$34,604	$26,164
Non-GAAP selling and marketing expense	$44,648	$37,021	$86,466	$72,695
Non-GAAP general and administrative expense	$38,071	$30,627	$74,673	$58,200
Non-GAAP operating income	$32,182	$33,303	$63,521	$65,040
Non-GAAP net income	$24,891	$24,991	$49,385	$48,422

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

(Dollars in thousands)	(unaudited)		(unaudited)
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$44,459	$42,261	$88,704	$87,389
Stock-based compensation expense	(1,233)	(953)	(3,460)	(2,543)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(16,670)	(14,578)	(32,525)	(29,925)
Non-GAAP cost of revenues, software subscriptions	$26,556	$26,730	$52,719	$54,921

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$18,900	$16,155	$38,723	$32,016
Stock-based compensation expense	(1,024)	(565)	(2,720)	(1,571)
Non-GAAP cost of revenues, services	$17,876	$15,590	$36,003	$30,445

Non-GAAP Gross Profit:
Gross profit	$121,200	$102,688	$234,194	$198,480
Stock-based compensation expense	2,257	1,518	6,180	4,114
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	16,670	14,578	32,525	29,925
Non-GAAP gross profit	$140,127	$118,784	$272,899	$232,519

Non-GAAP Gross Margin:
Total revenues	$184,559	$161,104	$361,621	$317,885
Non-GAAP gross margin	75.9%	73.7%	75.5%	73.1%

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024

(Dollars in thousands)	(unaudited)		(unaudited)
Non-GAAP Research and Development Expense:
Research and development expense	$20,582	$14,614	$41,468	$31,459
Stock-based compensation expense	(2,512)	(1,922)	(6,864)	(5,295)
Non-GAAP research and development expense	$18,070	$12,692	$34,604	$26,164

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$48,454	$40,541	$96,609	$81,032
Stock-based compensation expense	(3,235)	(2,928)	(9,041)	(7,150)
Amortization of acquired intangible assets – selling and marketing expense	(571)	(592)	(1,102)	(1,187)
Non-GAAP selling and marketing expense	$44,648	$37,021	$86,466	$72,695

Non-GAAP General and Administrative Expense:
General and administrative expense	$43,392	$35,874	$88,420	$71,416
Stock-based compensation expense	(3,986)	(3,633)	(10,949)	(9,766)
Severance expense	(317)	(619)	(774)	(1,461)
Amortization of cloud computing implementation costs – general and administrative	(1,018)	(995)	(2,024)	(1,989)
Non-GAAP general and administrative expense	$38,071	$30,627	$74,673	$58,200

Non-GAAP Operating Income:
Income (loss) from operations	$(3,864)	$7,545	$622	$5,980
Stock-based compensation expense	11,990	10,001	33,034	26,325
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	16,670	14,578	32,525	29,925
Amortization of acquired intangible assets – selling and marketing expense	571	592	1,102	1,187
Amortization of cloud computing implementation costs – general and administrative	1,018	995	2,024	1,989
Severance expense	317	619	774	1,461
Acquisition contingent consideration	200	(1,575)	200	(2,375)
Change in fair value of acquisition contingent earn-outs	2,300	—	(12,400)	—
Transaction costs (1)	2,980	548	5,640	548
Non-GAAP operating income	$32,182	$33,303	$63,521	$65,040

Non-GAAP Net Income:
Net income (loss)	$(961)	$5,164	$10,169	$7,848
Income tax expense (benefit)	(1,675)	2,200	(6,780)	(2,335)
Stock-based compensation expense	11,990	10,001	33,034	26,325
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	16,670	14,578	32,525	29,925
Amortization of acquired intangible assets – selling and marketing expense	571	592	1,102	1,187
Amortization of cloud computing implementation costs – general and administrative	1,018	995	2,024	1,989
Severance expense	317	619	774	1,461
Acquisition contingent consideration	200	(1,575)	200	(2,375)
Change in fair value of acquisition contingent earn-outs	2,300	—	(12,400)	—
Transaction costs (1)	2,980	548	5,640	548
Change in settlement value of deferred purchase commitment liability – interest expense	—	423	—	423
Non-GAAP income before income taxes	33,410	33,545	66,288	64,996
Income tax adjustment at statutory rate (2)	(8,519)	(8,554)	(16,903)	(16,574)
Non-GAAP net income	$24,891	$24,991	$49,385	$48,422

(1) The current year periods include legal expenses associated with pending litigation related to claims we have made against a competitor. For further information, refer to Note 12, “Commitments and Contingencies” to our condensed consolidated financial statements.

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

Interest Rate Risk

We had unrestricted cash and cash equivalents of $284.4 million and $296.1 million as of June 30, 2025 and December 31, 2024, respectively, and investments of $9.2 million as of December 31, 2024. We maintain our cash and cash equivalents in deposit accounts and money market funds with various financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. Dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona, and Brazilian Real. Decreases in the relative value of the U.S. Dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. Dollars. For the three and six months ended June 30, 2025, approximately 6% and 5%, respectively, of our revenues were denominated in currencies other than U.S. Dollars. For both the three and six months ended June 30, 2024, approximately 4% of our revenues were denominated in currencies other than U.S. Dollars.

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

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 25, 2022, we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interference with our contractual relations and to prohibit the disclosure in any way of our confidential, proprietary and/or trade secret information. We are also seeking monetary damages, including punitive damages and attorney’s fees. As of June 30, 2025, the matter remains before the Court and is proceeding through the discovery process. We believe the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Vertex, Inc.

Date: August 6, 2025	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: August 6, 2025	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)