Form 10-Q
period 2025-09-30
Vertex, Inc.
filed 2025-11-03
CIK 1806837

v

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 30, 2025, the registrant had 77,372,323 shares of Class A common stock, $0.001 par value per share, and 82,155,641 shares of Class B common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, the plans and objectives of management, and our stock repurchase program are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “believe,” “expect,” “suggests,” “plans,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions or the negatives of those terms. We base these forward-looking statements on our current expectations, plans, and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that may materially affect such forward-looking statements include, but are not limited to:

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2025 and December 31, 2024

(Amounts in thousands, except per share data)

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$313,506	$296,051
Funds held for customers	25,287	30,015
Accounts receivable, net of allowance of $15,069 and $16,838, respectively	131,502	164,432
Prepaid expenses and other current assets	48,532	36,678
Investment securities available-for-sale, at fair value (amortized cost of $0 and $9,147, respectively)	—	9,157
Total current assets	518,827	536,333
Property and equipment, net of accumulated depreciation	202,655	177,559
Capitalized software, net of accumulated amortization	35,917	36,350
Goodwill and other intangible assets	396,997	363,021
Deferred commissions	28,812	27,480
Deferred income tax asset	22	19
Operating lease right-of-use assets	10,496	11,956
Long-term investment	15,000	—
Other assets	13,132	14,073
Total assets	$1,221,858	$1,166,791
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$35,374	$36,215
Accrued expenses	39,788	35,169
Customer funds obligations	22,904	27,406
Accrued salaries and benefits	23,729	14,581
Accrued variable compensation	29,101	45,507
Deferred revenue, current	333,636	339,326
Current portion of operating lease liabilities	4,236	3,995
Current portion of finance lease liabilities	71	77
Purchase commitment and contingent consideration liabilities, current	27,100	35,100
Total current liabilities	515,939	537,376
Deferred revenue, net of current portion	5,407	4,840
Debt, net of current portion	336,913	335,220
Operating lease liabilities, net of current portion	10,093	12,585
Finance lease liabilities, net of current portion	61	10
Purchase commitment and contingent consideration liabilities, net of current portion	79,000	87,400
Deferred income tax liabilities	7,950	9,918
Deferred other liabilities	2,023	90
Total liabilities	957,386	987,439
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 77,315 and 70,670 shares issued and outstanding, respectively	77	71
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 82,156 and 86,481 shares issued and outstanding, respectively	82	86
Additional paid in capital	304,177	278,389
Accumulated deficit	(39,101)	(53,315)
Accumulated other comprehensive loss	(763)	(45,879)
Total stockholders' equity	264,472	179,352
Total liabilities and stockholders' equity	$1,221,858	$1,166,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2025 and 2024 (unaudited)

(Amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	$164,824	$146,254	$473,429	$414,527
Services	27,288	24,181	80,304	73,793
Total revenues	192,112	170,435	553,733	488,320
Cost of revenues:
Software subscriptions	50,034	43,641	138,738	131,030
Services	20,762	16,270	59,485	48,286
Total cost of revenues	70,796	59,911	198,223	179,316
Gross profit	121,316	110,524	355,510	309,004
Operating expenses:
Research and development	19,929	15,621	61,397	47,080
Selling and marketing	47,385	42,111	143,994	123,143
General and administrative	44,609	41,499	133,029	112,915
Depreciation and amortization	6,372	5,214	18,439	15,432
Change in fair value of acquisition contingent earn-outs	(4,000)	—	(16,400)	—
Other operating expense (income), net	2,701	1,183	10,109	(442)
Total operating expenses	116,996	105,628	350,568	298,128
Income from operations	4,320	4,896	4,942	10,876
Interest income, net	(1,245)	(2,938)	(4,012)	(2,471)
Income before income taxes	5,565	7,834	8,954	13,347
Income tax expense (benefit)	1,520	613	(5,260)	(1,722)
Net income	4,045	7,221	14,214	15,069
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	(286)	(8,955)	(45,125)	(1,609)
Unrealized loss (gain) on investments, net of tax	—	(24)	9	(26)
Total other comprehensive income, net of tax	(286)	(8,979)	(45,116)	(1,635)
Total comprehensive income	$4,331	$16,200	$59,330	$16,704

Net income per share of Class A and Class B, basic	$0.03	$0.05	$0.09	$0.10
Net income per share of Class A and Class B, dilutive	$0.02	$0.04	$0.09	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2025 and 2024 (unaudited)
(Amounts in thousands)

						Retained	Accumulated
	Outstanding	Class A	Outstanding	Class B	Additional	Earnings	Other	Total
	Class A	Common	Class B	Common	Paid In	(Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Capital	Deficit)	Loss	Equity
Balance, January 1, 2025	70,670	$71	86,481	$86	$278,389	$(53,315)	$(45,879)	$179,352
Exercise of stock options, net	374	—	—	—	1,165	—	—	1,165
Shares issued upon vesting of Restricted Stock Units, net	863	1	—	—	(25,035)	—	—	(25,034)
Stock-based compensation expense	—	—	—	—	18,780	—	—	18,780
Tax impact on capped call transactions	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	15,105	15,105
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	—	—	11,130	—	11,130
Balance, March 31, 2025	71,907	$72	86,481	$86	$273,300	$(42,185)	$(30,783)	$200,490
Exercise of stock options, net	871	1	—	—	6,371	—	—	6,372
Shares issued upon vesting of Restricted Stock Units, net	52	—	—	—	(921)	—	—	(921)
Shares issued upon vesting of Restricted Stock Awards, net	34	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	11,545	—	—	11,545
Shares issued under ESPP	53	—	—	—	1,782	—	—	1,782
Class B shares exchanged for Class A shares	4,325	4	(4,325)	(4)	—	—	—	—
Tax impact on capped call transactions	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	29,734	29,734
Net loss	—	—	—	—	—	(961)	—	(961)
Balance, June 30, 2025	77,242	$77	82,156	$82	$292,078	$(43,146)	$(1,049)	$248,042
Exercise of stock options, net	7	—	—	—	19	—	—	19
Shares issued upon vesting of Restricted Stock Units, net	66	—	—	—	(1,073)	—	—	(1,073)
Stock-based compensation expense	—	—	—	—	13,152	—	—	13,152
Tax impact on capped calls	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	286	286
Net income	—	—	—	—	—	4,045	—	4,045
Balance, September 30, 2025	77,315	$77	82,156	$82	$304,177	$(39,101)	$(763)	$264,472

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2025 and 2024 (unaudited) (continued)
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

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2025 and 2024 (unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2025	2024

	(unaudited)
Cash flows from operating activities:
Net income	$14,214	$15,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,797	61,448
Amortization of cloud computing implementation costs	2,895	2,994
Provision for subscription cancellations and non-renewals	(498)	(470)
Amortization of deferred financing costs	2,041	1,345
Change in fair value of contingent consideration liabilities	(16,200)	(2,275)
Change in settlement value of deferred purchase commitment liability	—	423
Write-off of deferred financing costs	—	276
Stock-based compensation expense	46,249	36,459
Deferred income taxes	(3,029)	(8,615)
Non-cash operating lease costs	2,440	2,038
Other	(60)	(151)
Changes in operating assets and liabilities:
Accounts receivable	35,819	15,593
Prepaid expenses and other current assets	(14,489)	(10,245)
Deferred commissions	(1,332)	(1,302)
Accounts payable	(963)	4,535
Accrued expenses	4,362	(851)
Accrued and deferred compensation	(10,910)	3,032
Deferred revenue	(6,784)	9,411
Operating lease liabilities	(3,191)	(2,856)
Payments for purchase commitment and contingent consideration liabilities in excess of initial fair value	(200)	(4,367)
Other	2,114	2,197
Net cash provided by operating activities	123,275	123,688
Cash flows from investing activities:
Acquisition of businesses and assets, net of cash acquired	—	(71,755)
Long-term investment	(15,000)	—
Property and equipment additions	(69,342)	(47,520)
Capitalized software additions	(16,444)	(16,357)
Purchase of investment securities, available-for-sale	(2,398)	(12,246)
Proceeds from sales and maturities of investment securities, available-for-sale	11,607	14,610
Net cash used in investing activities	(91,577)	(133,268)
Cash flows from financing activities:
Net increase (decrease) in customer funds obligations	(4,502)	6,032
Proceeds from convertible senior notes	—	345,000
Principal payments on long-term debt	—	(46,875)
Payments on third-party debt	—	(3,904)
Payment for purchase of capped calls	—	(42,366)
Payments for deferred financing costs	—	(11,374)
Proceeds from purchases of stock under ESPP	1,782	1,443
Payments for taxes related to net share settlement of stock-based awards	(27,178)	(19,990)
Proceeds from exercise of stock options	7,706	4,689
Payments for purchase commitment and contingent consideration liabilities	—	(7,580)
Payments of finance lease liabilities	(50)	(70)
Net cash provided by (used in) financing activities	(22,242)	225,005
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,271	810
Net increase in cash, cash equivalents and restricted cash	12,727	216,235
Cash, cash equivalents and restricted cash, beginning of period	326,066	89,151
Cash, cash equivalents and restricted cash, end of period	$338,793	$305,386
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$313,506	$278,979
Restricted cash—funds held for customers	25,287	26,407
Total cash, cash equivalents and restricted cash, end of period	$338,793	$305,386

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”) filed with the SEC on February 27, 2025. The condensed consolidated balance sheet as of December 31, 2024 has been derived from audited financial statements included in the 2024 Annual Report. The accompanying interim condensed consolidated balance sheet as of September 30, 2025, the interim condensed consolidated statements of comprehensive income and changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year ending December 31, 2025.

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

Supplemental Balance Sheet Disclosures

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of September 30,	As of December 31,
	2025	2024
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$21,663	$15,223
Unamortized cloud computing implementation costs	4,088	4,088
Prepaid insurance	1,149	1,488
Prepaid licenses and support	21,632	15,879
Prepaid expenses and other current assets	$48,532	$36,678

Other assets:
Unamortized cloud computing implementation costs	$9,096	$10,173
Other assets	4,036	3,900
Total other assets	$13,132	$14,073

Accrued expenses:
Accrued general expenses	$15,294	$14,862
Accrued contract labor and professional fees	18,307	15,152
Accrued income and other taxes	6,187	5,155
Accrued expenses	$39,788	$35,169

Cloud computing software implementation costs incurred in hosting arrangements are capitalized and included as a component of prepaid expenses and other current assets, or other assets, once available for their intended use. These costs are amortized using the straight-line method over their respective contract service periods, including periods covered by an option to extend, ranging from two to five years. Amortization expense for capitalized cloud computing implementation costs for the three and nine months ended September 30, 2025 were $871 and $2,895, respectively, and for the three and

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

nine months ended September 30, 2024 were $1,005 and $2,994, respectively, and are included in general and administrative expense in the condensed consolidated statements of comprehensive income.

Recently Issued Accounting Pronouncements

Targeted Improvements to the Accounting for Internal-Use Software

On September 18, 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 replaces the existing stage-based capitalization model with a principles-based approach. Under the new guidance, software development costs are capitalized only when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform its intended function. The standard also consolidates guidance for website development costs from Subtopic 350-50 into Subtopic 350-40 and introduces enhanced disclosure requirements related to capitalized software costs. The standard is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those fiscal years. The standard can be adopted retrospectively, prospectively or on a modified prospective basis, and early adoption is permitted as of the beginning of an annual reporting period, provided that the financial statements for that period have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures and will determine the appropriate transition method prior to adoption.

Income Tax Disclosures

On December 14, 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires entities to disclose additional information in specified categories in the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. ASU 2023-09 also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold and eliminates certain existing disclosures. In addition to new disclosures associated with the rate reconciliation, the standard requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The standard is effective for annual reporting periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively, and early adoption is permitted. The Company is continuing to assess the potential impacts of the standard, but does not expect this pronouncement to have a material effect on its condensed consolidated financial statements, other than the required changes to the income tax disclosures.

Disaggregation of Income Statement Expenses

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Entities will be required to provide disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements for both interim and annual reporting periods. The standard does not change the expense captions that an entity presents on the face of the income statement. The standard will be effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods for annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities are required to adopt the standard prospectively; however, entities are permitted to apply the amendments retrospectively to any or all prior periods presented in the financial statements. The Company is continuing to assess the potential impacts of the standard, but does not expect this pronouncement to have a material effect on its financial statements, other than the required changes to the disclosures.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

2.     REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Software subscriptions:
Software licenses	$72,837	$75,273	$215,080	$215,365
Cloud subscriptions	91,987	70,981	258,349	199,162
Software subscriptions	164,824	146,254	473,429	414,527
Services	27,288	24,181	80,304	73,793
Total revenues	$192,112	$170,435	$553,733	$488,320

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $15,069 and $16,838 at September 30, 2025 and December 31, 2024, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the nine months ended September 30, 2025	For the year ended December 31, 2024
	(unaudited)
Balance, beginning of period	$164,432	$141,752
Balance, end of period	131,502	164,432
Increase (decrease)	$(32,930)	$22,680

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period. Deferred revenue is included net of a related deferred allowance for subscription cancellations (the

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

“deferred allowance”) of $10,682 and $12,028 at September 30, 2025 and December 31, 2024, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the three months ended September 30,
	2025		2024
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, July 1	$(16,389)		$(17,704)
Allowance balance, September 30,	(15,069)		(14,273)
Change in allowance		$(1,320)		$(3,431)
Deferred allowance balance, July 1,	11,661		12,753
Deferred allowance balance, September 30,	10,682		10,235
Change in deferred allowance		979		2,518
Net amount charged to revenues		$(341)		$(913)

	For the nine months ended September 30,
	2025		2024
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, January 1,	$(16,838)		$(16,272)
Allowance balance, September 30,	(15,069)		(14,273)
Change in allowance		$(1,769)		$(1,999)
Deferred allowance balance, January 1,	12,028		11,741
Deferred allowance balance, September 30,	10,682		10,235
Change in deferred allowance		1,346		1,506
Net amount charged to revenues		$(423)		$(493)

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets. The following table provides information about the balances of and changes to deferred revenue for the following periods:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Changes to deferred revenue:
Beginning balance	$347,250	$299,741	$344,166	$292,720
Additional amounts deferred	183,905	175,106	548,610	500,012
Revenues recognized	(192,112)	(170,435)	(553,733)	(488,320)
Ending balance	$339,043	$304,412	$339,043	$304,412

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Contract costs

Deferred sales commissions earned by the Company’s sales force and certain sales incentive programs and vendor referral agreements are considered incremental and recoverable costs of obtaining a contract with a customer. An asset is recognized for these incremental contract costs and included as deferred commissions in the condensed consolidated balance sheets. These contract costs are amortized on a straight-line basis over a period consistent with the transfer of the associated product and services to the customer, which is generally one to three years. Amortization of these costs are included in selling and marketing expense in the condensed consolidated statements of comprehensive income. The Company periodically reviews these contract assets to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these assets. There were no impairment losses recorded for the periods presented.

The changes to contract cost balances as of and for the following periods are:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Deferred commissions:
Beginning balance	$27,737	$21,862	$27,480	$21,237
Additions	7,205	5,024	18,184	13,793
Amortization	(6,130)	(4,346)	(16,852)	(12,490)
Ending balance	$28,812	$22,540	$28,812	$22,540

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

In accordance with Accounting Standards Codification (“ASC”) 805-50-30-3, the Company allocated the full Purchase Price to the value of the Preferred Stock as the fair value of both the Warrant and the License Agreement were determined to be nil.

The Company classified the Preferred Stock as an equity security under ASC 321, Investments – Equity Securities. As Kintsugi is a privately held company without a readily determinable fair value, the Preferred Stock qualifies for the measurement alternative under ASC 321 and is measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer. These

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

adjustments require quantitative assessments of the fair value, which may require the use of unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy. The Company performs a qualitative assessment each reporting period to identify indicators of impairment. No observable price change or impairment adjustments have been recorded for the three or nine months ended September 30, 2025. The $15,000 carrying value of the Kintsugi Investment is presented in the long-term investment line in the condensed consolidated balance sheets.

The fair value of the Warrant was determined by third-party valuation specialists using a Monte Carlo simulation in a risk-neutral framework calibrated to management’s revenue forecasts. The following assumptions were used: expected revenue volatility of 24.5%, equity volatility of  75.0%, a revenue discount rate of 7.2%,  and expected term of 0.8 years.

Total transaction costs associated with the Kintsugi Investment are recorded in other operating expense (income), net in the consolidated statements of comprehensive income and amounts are not material.

4.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s fair value for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2025 (unaudited)	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$269,664	$269,664	$—	$—
ecosio Cash Earn-outs	83,000	—	—	83,000
ecosio Stock Earn-outs	23,100	—	—	23,100
Long-Term Investment (See Note 3)	15,000	—	—	15,000

	Fair Value Measurements Using
As of December 31, 2024	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$276,374	$276,374	$—	$—
Commercial Paper	4,920	—	4,920	—
Corporate Bonds	250	—	250	—
U.S. Treasury Securities	5,983	—	5,983	—
ecosio Cash Earn-outs	74,400	—	—	74,400
ecosio Stock Earn-outs	48,100	—	—	48,100

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

As of December 31, 2024, the Company had additional investments in bank and corporate issued commercial paper (“Commercial Paper”), corporate bonds (“Corporate Bonds”), and U.S. treasury securities (“U.S. Treasury Securities”). The Company believes that Level 2 designation was appropriate for these securities under ASC 820-10, Fair Value

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Measurements and Disclosures, as these securities were fixed income securities, none were exchange-traded, and all were priced by correlation to observed market data. For these securities, the Company obtained fair value measurements from an independent pricing service. The fair value measurements considered observable data that may have included dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors. These securities qualified as debt securities per ASC 320, Investments– Debt Securities, and were classified as available-for-sale as they could be liquidated and used for general corporate purposes. These securities were carried at fair value in the investment securities available-for-sale line in the condensed consolidated balance sheets, with the unrealized holding gains and (losses), net of tax, included in other comprehensive (income) loss until realized. During the first quarter of 2025, the Company fully liquidated these securities, which resulted in a realized gain of $19, which is included in the interest expense (income), net line of the condensed consolidated statements of comprehensive income for the nine months ended September 30, 2025.

Tellutax Contingent Consideration

In connection with the January 2021 Tellutax LLC (“Tellutax”) acquisition, the sellers were entitled to contingent consideration if sales targets were met during a period of time following the acquisition (the “Tellutax Contingent Consideration”).

The Tellutax Contingent Consideration was based on three potential earn-out payments determined by periodic revenue achievements over a thirty-month period. The final payment of $200 was made during the second quarter of 2025 and is included in other operating expense, net for the three and nine months ended September 30, 2025. Fair value adjustments of $100 and $(2,275) were included in other operating expense (income), net for the three and nine months ended September 30, 2024, respectively. At both September 30, 2025 and December 31, 2024, the Tellutax Contingent Consideration balance was $0.

Systax Purchase Commitment Liability

The Company had a contractual commitment to acquire the remaining equity interest from the original Systax quotaholders incrementally through 2024. Purchase commitment payments for these incremental acquisition amounts were based on a multiple of Systax revenue and earnings before interest, depreciation, amortization, and income taxes (“EBITDA”) performance at the end of 2023 and 2022. Management determined these future purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. Adjustments to the settlement date value that arose as a result of remeasurement at future balance sheet dates were reflected as interest expense related to financing costs in the condensed consolidated statements of comprehensive income (loss) in the period the change is identified. A final adjustment for $423 to interest expense was recorded in the second quarter of 2024.

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

	Maximum	Fair Value	Fair Value
Cash Earn-outs/ Period (unaudited)	Payout	September 30, 2025	December 31, 2024
Year 1 - December 1, 2024 - December 1, 2025	$19,600	$19,100	$17,900
Year 2 - December 1, 2025 - December 1, 2026	30,625	27,900	24,400
Year 3 - December 1, 2026 - December 1, 2027	44,130	36,000	32,100
Total Cash Earn-outs	$94,355	$83,000	$74,400
	Maximum	Fair Value	Fair Value
Stock Earn-outs/ Period (unaudited)	Payout (1)	September 30, 2025	December 31, 2024
Year 1 - December 1, 2024 - December 1, 2025	$12,000	$8,000	$17,200
Year 2 - December 1, 2025 - December 1, 2026	12,000	8,000	16,300
Year 3 - December 1, 2026 - December 1, 2027	11,000	7,100	14,600
Total Stock Earn-outs	$35,000	$23,100	$48,100
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

The Cash Earn-outs and Stock Earn-outs are recorded at fair value in the condensed consolidated balance sheets as follows:

	As of September 30, 2025		As of December 31, 2024
	(unaudited)
	Current (1)	Non-Current (2)	Current (1)	Non-Current (2)
Cash Earn-outs	$19,100	$63,900	$17,900	$56,500
Stock Earn-outs	8,000	15,100	17,200	30,900
Total	$27,100	$79,000	$35,100	$87,400

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

During the three months ended September 30, 2025, the Company recorded fair value adjustments of $5,100 and $(9,100) to the Cash Earn-outs and Stock Earn-outs, respectively. During the nine months ended September 30, 2025, the Company recorded fair value adjustments of $8,600 and $(25,000) to the Cash Earn-outs and Stock Earn-outs, respectively.

The fair values of the Cash Earn-outs and the Stock Earn-outs and unobservable inputs used for the Monte Carlo Simulation valuation are shown in the table below.

	September 30, 2025 (unaudited)
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$83,000	Monte Carlo Simulation	Revenue volatility	22.5%
			Revenue discount rate	7.1%
			Term (in years)	2.4

ecosio Contingent Consideration - Stock Earn-outs	$23,100	Monte Carlo Simulation	Revenue volatility	22.5%
			Revenue discount rate	7.1%
			Term (in years)	2.4

	December 31, 2024
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$74,400	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	7.7%
			Term (in years)	3.2

ecosio Contingent Consideration - Stock Earn-outs	$48,100	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	7.7%
			Term (in years)	3.2

Changes in the fair value of the Company’s Level 3 liabilities during the nine months ended September 30, 2025 were as follows:

	ecosio
	Contingent Consideration		Kintsugi
	Cash Earn-outs	Stock Earn-outs	Long-term Investment

	(unaudited)		(unaudited)
Balance, January 1, 2025	$74,400	$48,100	$—
Initial measurement	—	—	15,000
Fair value adjustments	8,600	(25,000)	—
Balance, September 30, 2025	$83,000	$23,100	$15,000

Assets and Liabilities for Which Fair Value is Only Disclosed

The carrying amounts of cash and cash equivalents and the carrying amount of funds held for customers were the same as their respective fair values and are considered Level 1 measurements.

The carrying amount of the Company’s bank debt approximates fair value as the variable rates on the debt approximate those commercially available in the market and is considered a Level 3 measurement.

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

Derivative Instruments

The Company may periodically enter into derivative contracts to reduce its exposure to foreign currency exchange rates. Historically, the Company has not designated derivative contracts as hedges. Such derivative contracts are typically designed to manage specific risks according to the Company’s strategies, which may change from time to time.

Convertible Senior Notes

As of September 30, 2025 and December 31, 2024, the fair value of the Notes (as defined in Note 8, “Debt”) was $350,003 and $539,494, respectively. The fair value was determined based on the quoted price of the Notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. For further information on the Notes, refer to Note 8, “Debt”.

5.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of September 30,	As of December 31,
	2025	2024
	(unaudited)
Leasehold improvements	$20,513	$20,096
Equipment	18,377	14,386
Computer software purchased	1,383	1,344
Internal-use software developed:
Cloud-based customer solutions	313,120	237,232
Internal systems and tools	85,743	72,406
Furniture and fixtures	7,324	7,292
In-process internal-use software	18,243	28,916
Property and equipment	464,703	381,672
Less accumulated depreciation and amortization	(262,048)	(204,113)
Property and equipment, net	$202,655	$177,559

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,089 and $1,004 for the three months ended September 30, 2025 and 2024, respectively, and $3,213 and $3,369 for the nine months ended September 30, 2025 and 2024, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income.

Finance lease amortization was $18 and $19 for the three months ended September 30, 2025 and 2024, respectively, and $56 and $61 for the nine months ended September 30, 2025 and 2024, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Assets under finance leases of $265 and $172, net of accumulated amortization of $153 and $97, respectively, at September 30, 2025 and December 31, 2024, respectively, are included in property and equipment, net in the condensed consolidated balance sheets.

The major components of internal-use software developed are as follows:

	As of September 30,	As of December 31,
	2025	2024
	(unaudited)
Internal-use software developed	$398,863	$309,638
Less accumulated depreciation	(225,652)	(171,181)
Internal-use software developed, net of accumulated depreciation	173,211	138,457
In-process internal-use software	18,243	28,916
Internal-use software developed, net	$191,454	$167,373

Amounts included in property and equipment additions related to capitalized internal-use software on the condensed consolidated statements of cash flows are as follows:

	For the nine months ended September 30,
	2025	2024

	(unaudited)
Cloud-based customer solutions	$49,177	$32,078
Internal systems and tools	16,001	14,683
Total	$65,178	$46,761

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended September 30, 2025 and 2024 was $12,522 and $7,909, respectively, and $33,791 and $25,685 for the nine months ended September 30, 2025 and 2024, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income.

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended September 30, 2025 and 2024 was $5,264 and $4,191, respectively, and $15,170 and $12,002 for the nine months ended September 30, 2025 and 2024, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income.

6.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The major components of capitalized software are as follows:

	As of September 30,	As of December 31,
	2025	2024
	(unaudited)
Capitalized software	$156,755	$140,562
Less accumulated amortization	(121,600)	(105,175)
Capitalized software, net of accumulated depreciation	35,155	35,387
In-process capitalized software	762	963
Capitalized software, net	$35,917	$36,350

Software development costs capitalized for the three months ended September 30, 2025 and 2024 were $5,879 and $5,260, respectively, and $16,444 and $16,357 for the nine months ended September 30, 2025 and 2024, respectively.

Capitalized software amortization expense, including amortization of acquired technology, was $5,621 and $6,236 for the three months ended September 30, 2025 and 2024, respectively, and $16,877 and $18,264 for the nine months ended September 30, 2025 and 2024, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of September 30,	As of December 31,
	2025	2024
	(unaudited)
Goodwill	$392,893	$357,823
Other intangible assets, net	4,104	5,198
Total	$396,997	$363,021

The Company has recognized various amortizable other intangible assets in connection with acquisitions related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements, for the periods presented:

	As of September 30,	As of December 31,
	2025	2024
	(unaudited)
Weighted average amortization period (years)	1.9	2.6

Gross value	$17,107	$15,818
Accumulated amortization	(13,003)	(10,620)
Carrying value	$4,104	$5,198

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The following table presents amortization of other intangible assets:

For the three months ended September 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2025	$—	$588	$588
2024	55	706	761

For the nine months ended September 30,	Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2025	$—	$1,690	$1,690
2024	174	1,893	2,067

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

The Company had no outstanding borrowings under the Credit Agreement at September 30, 2025 or December 31, 2024.

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

There have been no changes to the initial conversion price of the Notes since issuance. The Notes are convertible into the Company’s Class A common stock at the option of the holders. As of September 30, 2025, none of the Notes were converted.

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

The Company’s indebtedness at September 30, 2025 and December 31, 2024 was as follows:

	As of September 30, 2025 (unaudited)			As of December 31, 2024
	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount
Convertible senior notes, non-current	345,000	(8,087)	336,913	345,000	(9,780)	335,220
Total debt	$345,000	$(8,087)	$336,913	$345,000	$(9,780)	$335,220

The Company’s interest expense related to the Notes is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Contractual interest expense	$646	$677	$1,940	$1,108
Amortization of issuance costs	565	564	1,693	940
Total interest expense, convertible senior notes	$1,211	$1,241	$3,633	$2,048

9.STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended September 30, 2025, the Company issued (i) 7 shares of Class A common stock related to the exercise of options, and (ii) 66 shares of Class A common stock in connection with the vesting of Restricted Stock Units (“RSUs”), net of 34 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During the nine months ended September 30, 2025, the Company issued (i) 1,252 shares of Class A common stock related to the exercise of options, net of 18 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises, (ii) 981 shares of Class A common stock in connection with the vesting of RSUs, net of 604 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs, (iii) 34 shares of Class A common stock in connection with the vesting of Restricted Stock Awards (“RSAs”), (iv) 53 shares of Class A common stock in connection with the ESPP, and (v) 4,325 shares of Class A common stock related to a stockholder’s election to convert an equivalent number of shares of Class B common stock.

During the three months ended September 30, 2024, the Company issued (i) 461 shares of Class A common stock related to the exercise of options, net of 2 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises, (ii) 74 shares of Class A common stock in connection with the vesting of RSUs, net of 36 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs, and (iii) 22 shares of Class A common stock in connection with the vesting of RSAs, net of 7 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSAs. During the nine months ended September 30, 2024, the Company issued (i) 1,308 shares of Class A common stock related to the exercise of options, net of 268 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises, (ii) 780 shares of Class A common stock in connection with the vesting of RSUs, net of 467 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs, (iii) 84 shares of Class A common stock in connection with the vesting of RSAs, net of 7 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSAs, (iv) 61 shares of Class A common

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

stock in connection with the ESPP, and (v) 2,500 shares of Class A common stock related to a stockholder’s election to convert an equivalent number of shares of Class B common stock.

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

Basic and diluted net income (loss) per share attributable to common stockholders is calculated using the treasury stock and if-converted methods. The basic net income (loss) per share attributable to Class A common stockholders includes RSAs, RSUs, Performance Stock Units (“PSUs”), and ESPP shares once vesting or purchase contingencies are resolved, and the related shares are deemed to be outstanding. The diluted net income (loss) per share attributable to Class A common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, all options to purchase shares of Class A common stock and nonvested RSAs and RSUs are considered common stock equivalents. PSUs are included in the computation of diluted net income (loss) per share only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be satisfied if the end of the reporting period were the end of the related performance period, and if the effect would be dilutive. The portion of ESPP shares for which the Company has received payments but for which the related shares are not yet issuable are also considered potential common stock equivalents. Additionally, the dilutive effect of shares issuable upon conversion of the Notes is included in the calculation of diluted EPS by application of the if-converted method. In connection with the issuance of the Notes, the Company entered into the Capped Call Transactions, which are not included for purposes of calculating the number of diluted weighted-average shares outstanding, as their effect would be anti-dilutive. The Company has excluded the effect of its Class A common stock to be issued in connection with the Stock Earn-outs as the underlying performance conditions were not satisfied prior to the end of the reporting period, nor would they be satisfied if the end of the reporting period were the end of the related performance period. In periods of net loss available to common stockholders, diluted calculations are equal to basic calculations because the inclusion of potential common stock equivalents would be anti-dilutive.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The tables below illustrate the calculation of basic and diluted net income per common share for the Class A common stock and Class B common stock for the periods reflected below.

	For the three months ended September 30,				For the nine months ended September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(unaudited)				(unaudited)
Basic net income per share:
Numerator
Allocation of net income (1)	$1,961	$2,084	$3,038	$4,183	$6,636	$7,578	$6,197	$8,872
Denominator
Total shares used in per share computation	77,290	82,156	65,468	90,161	74,102	84,610	63,742	91,251
Basic net income per share:	$0.03	$0.03	$0.05	$0.05	$0.09	$0.09	$0.10	$0.10

Diluted net income per share:
Numerator
Allocation of net income (1)	$1,996	$2,049	$3,206	$4,015	$6,813	$7,401	$6,549	$8,520
Total net income used in per diluted computation	$1,996	$2,049	$3,206	$4,015	$6,813	$7,401	$6,549	$8,520
Denominator
Number shares used in basic per share computation	77,290	82,156	65,468	90,161	74,102	84,610	63,742	91,251
Dilutive effect of common stock equivalents	2,725	—	6,509	—	3,782	—	6,394	—
Total shares used in per share computation (2)	80,015	82,156	71,977	90,161	77,884	84,610	70,136	91,251
Dilutive net income per share:	$0.02	$0.02	$0.04	$0.04	$0.09	$0.09	$0.09	$0.09
(1) Allocation of net income is based on the percentage of shares outstanding.

(2) The following resulted in anti-dilutive impact to EPS and therefore were excluded from the calculation: (i) for both the three and nine months ended September 30, 2025, a total of 9,498 shares assumed to be converted from the Notes, (ii) for the three months ended September 30, 2025, a total of 51 out-of-the-money options, (iii) for the nine months ended September 30, 2025 and 2024, a total of 21 and 135 out-of-the-money options, respectively, and (iv) for the three and nine months ended September 30, 2025, a total of 212 and 201 PSUs, respectively.

11.    STOCK-BASED AWARD PLANS

The 2020 Incentive Award Plan (the “2020 Plan”) provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The Company issued stock options, RSAs, RSUs, and PSUs under the 2020 Plan. As of September 30, 2025, 20,108 shares of Class A common stock were available for issuance under the 2020 Plan.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

Options

The following table summarizes activity for options outstanding under the 2020 Plan for the nine months ended September 30, 2025:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value

	(unaudited)
Outstanding at January 1, 2025	2,970	$6.93	4.4	$137,857
Exercised	(1,270)	6.41
2020 Plan options outstanding at September 30, 2025	1,700	$7.32	4.6	$30,314
2020 Plan options exercisable at September 30, 2025	1,646	$6.95	4.5	$29,977

The details of options outstanding, vested, and exercisable under the 2020 Plan as of September 30, 2025 are as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)

	(unaudited)
$0.15 to $0.71	310	*	310	*
$2.50	8	0.3	8	0.3
$3.17	58	2.4	58	2.4
$3.73	481	4.1	481	4.1
$4.70	466	4.4	466	4.4
$18.47	190	6.2	136	6.2
$18.96	60	5.9	60	5.9
$19.00	43	6.0	43	6.0
$32.16	84	5.4	84	5.4
	1,700		1,646
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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

There were no options issued under the 2020 Plan during the three months ended September 30, 2025 or 2024.

At September 30, 2025, $63 of unrecognized compensation expense associated with options is expected to be recognized over a weighted average period of approximately 0.3 years.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2025:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2025	4,534	$19.96
Granted	1,229	44.48
Vested	(1,585)	18.99
Forfeited	(110)	29.00
Outstanding at September 30, 2025	4,068	$27.50

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. Vested RSUs are settled by issuing Class A common stock or the equivalent value in cash at the Board’s discretion. At September 30, 2025, $68,680 of unrecognized compensation expense for RSUs is expected to be recognized over a weighted average period of approximately 2.5 years.

Restricted Stock Awards

The following table summarizes RSA activity for the nine months ended September 30, 2025:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2025	34	$35.06
Granted	37	37.55
Vested	(34)	35.06
Outstanding at September 30, 2025	37	$37.55

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is one year. At September 30, 2025, $972 of unrecognized compensation expense for RSAs is expected to be recognized over a weighted average period of approximately 0.8 years.

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

The stock-compensation expense associated with the awards will be accounted for as compensation expense over the vesting periods based on the Company’s assessment of the probability of achieving the targets. If the required conditions are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. As of September 30, 2025, the Company determined that it is probable that the performance targets for the annual measurement periods would be achieved at varying levels across the measurement periods and has recorded $2,301 and $4,009 in stock-based compensation expense for the three and nine months ended September 30, 2025, respectively.

		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2025	192	$53.46
Granted	28	35.81
Forfeited	(8)	50.51
Outstanding at September 30, 2025	212	$51.25

At September 30, 2025, a maximum of $6,562 of unrecognized compensation expense for PSUs, pending achievement of targets, may be recognized over a weighted average period of approximately 2.2 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common stock through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Amounts withheld from participants are included in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending November 30, 2025 aggregated $2,161 as of September 30, 2025. As of September 30, 2025, 6,282 shares of Class A common stock were available for issuance under the ESPP.

As of September 30, 2025, there was approximately $280 of unrecognized ESPP stock-based compensation expense expected to be recognized on a straight-line basis over the remaining term of the six-month offering period ending November 30, 2025.

At September 30, 2025 and 2024, there were two ESPP offering periods open that end November 30, 2025 and 2024, respectively. The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. ESPP offering periods

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

reported in the September 30, 2025 and 2024 financial statements include the periods noted below in the table. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

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

Stock-Based Compensation

The Company recognized total stock-based compensation expense related to incentive awards, net of forfeitures, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Stock-based compensation expense:
Stock options	$111	$1,219	$532	$4,969
RSUs	10,026	8,305	39,777	29,453
RSAs	354	347	960	1,313
PSUs	2,301	—	4,009	—
ESPP	423	263	971	724
Total stock-based compensation expense	$13,215	$10,134	$46,249	$36,459

The Company recognized stock-based compensation expense in the condensed consolidated statements of comprehensive income as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$1,218	$894	$4,678	$3,437
Cost of revenues, services	1,341	558	4,061	2,129
Research and development	3,163	2,001	10,027	7,296
Selling and marketing	3,391	2,951	12,432	10,101
General and administrative	4,102	3,730	15,051	13,496
Total stock-based compensation expense	$13,215	$10,134	$46,249	$36,459

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

12.   COMMITMENTS AND CONTINGENCIES

In January 2022, the Company filed a complaint against a competitor alleging claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation. The outcome of the case is subject to a number of uncertainties; therefore, the Company has not recognized any potential impact to the condensed consolidated financial statements related to the outcome of the case. During the three and nine months ended September 30, 2025, the Company recognized $2,785 and $8,093, respectively, for legal expenses associated with the case within the other operating expense, net line of the condensed consolidated statements of income.

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

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

The following significant expense categories and measures of segment income (loss) are regularly reported to the CODM for the Company’s single segment:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Total Revenues	$192,112	$170,435	$553,733	$488,320
Less:
Cost of revenues – software subscriptions	50,034	43,641	138,738	131,030
Cost of revenues – services	20,762	16,270	59,485	48,286
Research & development	19,929	15,621	61,397	47,080
Selling & marketing	47,385	42,111	143,994	123,143
General & administrative	44,609	41,499	133,029	112,915
Depreciation & amortization	6,372	5,214	18,439	15,432
Change in fair value of acquisition contingent earn-outs	(4,000)	—	(16,400)	—
Other segment items (1)	2,701	1,183	10,109	(442)
Interest income, net	(1,245)	(2,938)	(4,012)	(2,471)
Income tax expense (benefit)	1,520	613	(5,260)	(1,722)
Net income (GAAP)	$4,045	$7,221	$14,214	$15,069
Adjustments:
Interest income, net	(1,245)	(2,938)	(4,012)	(2,471)
Income tax expense (benefit)	1,520	613	(5,260)	(1,722)
Depreciation and amortization – property and equipment	6,372	5,214	18,439	15,432
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	18,143	14,198	50,668	44,123
Amortization of acquired intangible assets – selling and marketing expense	588	706	1,690	1,893
Amortization of cloud computing implementation costs – general and administrative expense	871	1,005	2,895	2,994
Stock-based compensation expense	13,215	10,134	46,249	36,459
Severance expense	1,199	927	1,973	2,388
Acquisition contingent consideration	—	100	200	(2,275)
Change in fair value of acquisition contingent earn-outs	(4,000)	—	(16,400)	—
Transaction costs (2)	2,785	1,443	8,425	1,991
Adjusted EBITDA (Non-GAAP)	$43,493	$38,623	$119,081	$113,881
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

As the Company operates solely within one segment, total assets, property and equipment, net, and capitalized software, net are reported at the consolidated level on the condensed consolidated balance sheets. The Company’s assets include both current and long-lived assets, and corporate assets. As of September 30, 2025 and December 31, 2024, $1,378 and $687, respectively, of the Company’s property and equipment assets were held outside of the U.S.

Depreciation and amortization, property and equipment additions, and capital software additions are reported at the consolidated level on the condensed consolidated statements of cash flows.

The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types. For both the three and nine months ended September 30, 2025 approximately 9% of the Company’s revenues were generated from customers located outside of the U.S. For the three and nine months ended September 30, 2024, approximately 8% and 7%, respectively, of the Company’s revenues were generated from customers located outside the U.S. None of the Company’s customers represented more than 10% of total revenues for the three or nine months ended September 30, 2025 or 2024. For further information including disaggregation of revenues, refer to Note 2, “Revenue Recognition.”

14.   INCOME TAXES

The Company reported income tax expense (benefit) of $1,520 and $613 for the three months ended September 30, 2025 and 2024, respectively, and $(5,260) and $(1,722) for the nine months ended September 30, 2025 and 2024, respectively. The effective income tax rate was 27.3% for the three months ended September 30, 2025, compared to 7.8% for the three months ended September 30, 2024, and (58.7)% for the nine months ended September 30, 2025, compared to (12.9)% for the nine months ended September 30, 2024.

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

The income tax expense for the three months ended September 30, 2025 was primarily attributable to taxes in profitable jurisdictions and fluctuations in valuation allowance on net deferred tax assets established for U.S. and certain foreign jurisdictions. This income tax expense was partially offset by fluctuations in tax credits and nondeductible contingent consideration liabilities. The income tax benefit for the nine months ended September 30, 2025 was primarily attributable to tax benefits from stock-based awards exercised or vested, tax credits, and fluctuations in nondeductible contingent consideration liabilities. These were partially offset by limitations on deductions of certain employees’ compensation, fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, and taxes in profitable jurisdictions. The income tax expense for the three months ended September 30, 2024 was primarily attributable to income tax expense from profitable jurisdictions and on income allocated to state jurisdictions. This income tax expense was partially offset by tax benefits from stock-based awards exercised or vested during the quarter, net of the impact from limitations on deductions of certain employees’ compensation, and benefits from tax credits. The income tax benefit for the nine months ended September 30, 2024 was primarily attributable to tax benefits from stock-based awards exercised or vested, as well as tax credits. This income tax benefit was partially offset by limitations on deductions of certain employees’ compensation, which were greater than the income tax expense recognized during the three months ended September 30, 2024, as well as taxes in profitable jurisdictions.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) continued
(Amounts in thousands, except per share data)

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law in the U.S. Among other things, the OBBBA amends U.S. tax law, including provisions related to research and development, bonus depreciation, interest expense limitation, charitable contributions, and foreign derived intangible income. The Company has accounted for the impact of the OBBBA on its condensed consolidated financial statements in the three months ended September 30, 2025. The OBBBA did not have a material impact on the Company’s U.S. income taxes.

15. SUBSEQUENT EVENTS

On October 21, 2025, the Company announced that David DeStefano, the Company’s Chief Executive Officer, President and Chairperson of the Board, will retire as an executive officer of the Company effective as of November 10, 2025.  In connection with Mr. DeStefano’s retirement, the Board appointed Christopher Young as Chief Executive Officer, President and a Class III director of the Company effective as of November 10, 2025.

On October 30, 2025, the Board authorized a stock repurchase program for up to $150,000 of the Company's outstanding shares of Class A common stock (the “Repurchase Program”). Under the Repurchase Program, share repurchases may be made from time to time in one or more open market or privately negotiated transactions, and/or through other legally permissible means in accordance with applicable rules and regulations promulgated under the Exchange Act. The timing and amount of any shares repurchased will be determined by the Company's management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Repurchase Program has no termination date and may be modified, suspended or discontinued at any time.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 56% and 49% of software subscription revenue from cloud-based subscriptions during the three months ended September 30, 2025 and 2024, respectively, and 55% and 48% for the nine months ended September 30, 2025 and 2024, respectively. While our on-premise software subscription revenue comprised 44% and 51% of our software subscription revenue during the three months ended September 30, 2025 and 2024, respectively, and 45% and 52% during the nine months ended September 30, 2025 and 2024, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

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

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $192.1 million and $170.4 million for the three months ended September 30, 2025 and 2024, respectively, and $553.7 million and $488.3 million for the nine months ended September 30, 2025 and 2024, respectively. We had net income of $4.0 million and $7.2 million for the three months ended September 30, 2025 and 2024, respectively, and $14.2 million and $15.1 million for the nine months ended September 30, 2025 and 2024, respectively. These amounts are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net loss or income before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), taxes, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, changes in the settlement value of deferred purchase commitment liabilities recorded as interest expense, and transaction costs. Adjusted EBITDA was $43.5 million and $38.6 million for the three months ended September 30, 2025 and 2024, respectively, and $119.1 million and $113.9 million for the nine months ended September 30, 2025 and 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

We believe that we currently have ample liquidity and capital resources to continue to meet our operating needs, and our ability to continue to service our debt or other financial obligations is not currently impaired. For a further description of our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Developments

On October 21, 2025, we announced that David DeStefano, our Chief Executive Officer, President and Chairperson of the board of directors of the Company (the “Board”), will retire as an executive officer effective as of November 10, 2025.  In connection with Mr. DeStefano’s retirement, the Board appointed Christopher Young as Chief Executive Officer, President and a Class III director effective as of November 10, 2025.

On October 30, 2025, the Board authorized a stock repurchase program for up to $150.0 million of our outstanding shares of Class A common stock (the “Repurchase Program”). Under the Repurchase Program, share repurchases may be made from time to time in one or more open market or privately negotiated transactions, and/or through other legally permissible means in accordance with applicable rules and regulations promulgated under the Exchange Act. The timing and amount of any shares repurchased will be determined by management based on evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when we might otherwise be precluded from doing so under insider trading laws. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. The Repurchase Program has no termination date and may be modified, suspended or discontinued at any time.

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

Interest expense consists primarily of interest incurred related to the Notes (as defined below), a term loan in the aggregate amount of $50.0 million (the “Term Loan”), Credit Agreement (as defined below), and leases. Interest expense includes amortization of deferred financing fees over the term of the credit facility or write-downs of such costs upon redemption of debt. Interest expense will vary as a result of fluctuations in the level of debt outstanding as well as interest rates on such debt. In addition, interest expense will include adjustments to the fair value of contracts that may be entered into to hedge risks associated with currency fluctuations for cash receipts or cash payments denominated in currencies other than U.S. dollars and which do not qualify for hedge accounting, as well as changes in the settlement value of the future payment obligation for the Systax Sistemas Fiscais LTDA (“Systax”) acquisition, which was fully settled on June 5, 2024. Interest income reflects earnings on investments of our cash on hand and our investment securities. Interest income will vary as a result of fluctuations in the future level of funds available for investment and the rate of return available in the market on such funds.

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

Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our consolidated financial statements and the notes thereto included in our 2024 Annual Report. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. The following table sets forth our condensed consolidated statements of comprehensive income for the periods indicated.

	For the three months ended				For the nine months ended
	September 30,				September 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change		2025	2024	Period-Over-Period Change

	(unaudited)				(unaudited)
Revenues:
Software subscriptions	$164,824	$146,254	$18,570	12.7%	$473,429	$414,527	$58,902	14.2%
Services	27,288	24,181	3,107	12.8%	80,304	73,793	6,511	8.8%
Total revenues	192,112	170,435	21,677	12.7%	553,733	488,320	65,413	13.4%
Cost of revenues:
Software subscriptions (1)	50,034	43,641	6,393	14.6%	138,738	131,030	7,708	5.9%
Services (1)	20,762	16,270	4,492	27.6%	59,485	48,286	11,199	23.2%
Total cost of revenues	70,796	59,911	10,885	18.2%	198,223	179,316	18,907	10.5%
Gross profit	121,316	110,524	10,792	9.8%	355,510	309,004	46,506	15.1%
Operating expenses:
Research and development (1)	19,929	15,621	4,308	27.6%	61,397	47,080	14,317	30.4%
Selling and marketing (1)	47,385	42,111	5,274	12.5%	143,994	123,143	20,851	16.9%
General and administrative (1)	44,609	41,499	3,110	7.5%	133,029	112,915	20,114	17.8%
Depreciation and amortization	6,372	5,214	1,158	22.2%	18,439	15,432	3,007	19.5%
Change in fair value of acquisition contingent earn-outs	(4,000)	—	(4,000)	*	(16,400)	—	(16,400)	*
Other operating expense (income), net	2,701	1,183	1,518	*	10,109	(442)	10,551	*
Total operating expenses	116,996	105,628	11,368	10.8%	350,568	298,128	52,440	17.6%
Income from operations	4,320	4,896	(576)	(11.8)%	4,942	10,876	(5,934)	(54.6)%
Interest income, net	(1,245)	(2,938)	1,693	*	(4,012)	(2,471)	(1,541)	*
Income before income taxes	5,565	7,834	(2,269)	(29.0)%	8,954	13,347	(4,393)	(32.9)%
Income tax expense (benefit)	1,520	613	907	*	(5,260)	(1,722)	(3,538)	*
Net income	4,045	7,221	(3,176)	(44.0)%	14,214	15,069	(855)	(5.7)%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	(286)	(8,955)	8,669	(96.8)%	(45,125)	(1,609)	(43,516)	2,704.5%
Unrealized loss (gain) on investments, net of tax	—	(24)	24	*	9	(26)	35	*
Total other comprehensive income, net of tax	(286)	(8,979)	8,693	*	(45,116)	(1,635)	(43,481)	*
Total comprehensive income	$4,331	$16,200	$(11,869)	(73.3)%	$59,330	$16,704	$42,626	255.2%
(1)	Includes stock-based compensation expenses as follows in the table below.

* Percentage change not meaningful.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$1,218	$894	$4,678	$3,437
Cost of revenues, services	1,341	558	4,061	2,129
Research and development	3,163	2,001	10,027	7,296
Selling and marketing	3,391	2,951	12,432	10,101
General and administrative	4,102	3,730	15,051	13,496
Total stock-based compensation expense	$13,215	$10,134	$46,249	$36,459

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	85.8%	85.8%	85.5%	84.9%
Services	14.2%	14.2%	14.5%	15.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Software subscriptions	26.0%	25.6%	25.1%	26.8%
Services	10.8%	9.5%	10.7%	9.9%
Total cost of revenues	36.8%	35.1%	35.8%	36.7%
Gross profit	63.2%	64.9%	64.2%	63.3%
Operating expenses:
Research and development	10.4%	9.2%	11.1%	9.6%
Selling and marketing	24.7%	24.7%	26.0%	25.2%
General and administrative	23.2%	24.3%	24.0%	23.1%
Depreciation and amortization	3.3%	3.1%	3.3%	3.2%
Change in fair value of acquisition contingent earn-outs	(2.1)%	—%	(3.0)%	—%
Other operating expense (income), net	1.4%	0.7%	1.8%	(0.1)%
Total operating expenses	60.9%	62.0%	63.2%	61.0%
Income from operations	2.3%	2.9%	1.0%	2.3%
Interest income, net	(0.6)%	(1.7)%	(0.7)%	(0.5)%
Income before income taxes	2.9%	4.6%	1.7%	2.8%
Income tax expense (benefit)	0.8%	0.4%	(0.9)%	(0.4)%
Net income	2.1%	4.2%	2.6%	3.2%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	(0.1)%	(5.3)%	(8.1)%	(0.3)%
Unrealized loss (gain) on investments, net of tax	—%	—%	—%	—%
Total other comprehensive income, net of tax	(0.1)%	(5.3)%	(8.1)%	(0.3)%
Total comprehensive income	2.2%	9.5%	10.7%	3.5%

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenues

	For the three months ended
	September 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change

	(unaudited)
Revenues:
Software subscriptions	$164,824	$146,254	$18,570	12.7%
Services	27,288	24,181	3,107	12.8%
Total revenues	$192,112	$170,435	$21,677	12.7%

Revenues increased $21.7 million, or 12.7%, to $192.1 million for the three months ended September 30, 2025 compared to $170.4 million for the same period in 2024. The increase in software subscriptions revenues of $18.6 million, or 12.7%, was primarily driven by increases from our existing customers through cross-selling new products, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 5.9% and 6.0% of total software subscriptions revenues in the three months ended September 30, 2025 and 2024, respectively.

The $3.1 million increase in services revenues was primarily driven by a $1.8 million increase in recurring services revenues due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers. Additionally, our managed services offering experienced a $1.3 million increase in service revenues associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions.

Cost of Software Subscriptions Revenues

	For the three months ended
	September 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Cost of software subscriptions revenues	$50,034	$43,641	$6,393	14.6%

Cost of software subscriptions revenues increased $6.4 million, or 14.6%, to $50.0 million for the three months ended September 30, 2025 compared to $43.6 million for the same period in 2024. The increase was primarily driven by a $3.9 million increase in depreciation and amortization of capitalized software and acquired intangible assets associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the increased amortization of acquired intangible assets. Additionally, there was a $2.4 million increase in costs of personnel supporting period-over-period growth of sales and customers, ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers.

Cost of Services Revenues

	For the three months ended
	September 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Cost of services revenues	$20,762	$16,270	$4,492	27.6%

Cost of services revenues increased $4.5 million, or 27.6%, to $20.8 million for the three months ended September 30, 2025, compared to $16.3 million for the same period in 2024. The increase was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering.

Research and Development

	For the three months ended
	September 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Research and development	$19,929	$15,621	$4,308	27.6%

Research and development expenses increased $4.3 million, or 27.6%, to $19.9 million for the three months ended September 30, 2025 compared to $15.6 million for the same period in 2024. This increase in research and development expenses was primarily due to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces to customer ERP and other software platforms. Additionally, this increase reflects additional research and development investments related to the commercialization of our AI-based Smart Categorization product, other AI-related internal tools and new product initiatives, and other emerging technologies.

Selling and Marketing

	For the three months ended
	September 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Selling and marketing	$47,385	$42,111	$5,274	12.5%

Selling and marketing expenses increased $5.3 million, or 12.5%, to $47.4 million for the three months ended September 30, 2025 compared to $42.1 million for the same period in 2024. This increase was primarily driven by a $4.2 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. Additionally, there was an increase of $1.1 million in advertising and promotional spending related to expanded brand awareness efforts.

General and Administrative

	For the three months ended
	September 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
General and administrative	$44,609	$41,499	$3,110	7.5%

General and administrative expenses increased $3.1 million, or 7.5%, to $44.6 million for the three months ended September 30, 2025 compared to $41.5 million for the same period in 2024, primarily driven by planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and other resources in support of our growth.

Depreciation and Amortization

	For the three months ended
	September 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Depreciation and amortization	$6,372	$5,214	$1,158	22.2%

Depreciation and amortization expenses increased $1.2 million, or 22.2%, to $6.4 million for the three months ended September 30, 2025 compared to $5.2 million for the same period in 2024. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Change in Fair Value of Acquisition Contingent Earn-outs

	For the three months ended
	September 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Change in fair value of acquisition contingent earn-outs	$(4,000)	$—	$(4,000)	*
* Percentage change not meaningful.

Change in fair value of acquisition contingent earn-outs was $(4.0) million for the three months ended September 30, 2025 due entirely to adjustments to the fair values of our ecosio acquisition contingent Cash Earn-outs and Stock Earn-outs of $5.1 million and $(9.1) million, respectively.  For further information, refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Operating Expense, Net

	For the three months ended
	September 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Other operating expense, net	$2,701	$1,183	$1,518	(128.3)%

Other operating expense, net was $2.7 million for the three months ended September 30, 2025 compared to $1.2 million for the same period in 2024. This change was primarily driven by $2.8 million related to legal costs associated with a pending legal claim. For further information regarding the referenced pending legal claim, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Income, Net

	For the three months ended
	September 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Interest income, net	$(1,245)	$(2,938)	$1,693	(57.6)%

Interest income, net was $1.2 million for the three months ended September 30, 2025 compared to $2.9 million for the same period in 2024. This change was mainly due to a $1.6 million decrease in interest income due to decreased dollars invested and lower interest rates during the period.

Income Tax Expense

	For the three months ended
	September 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Income tax expense	$1,520	$613	$907	148.0%

Income tax expense was $1.5 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively. This change was primarily driven by a decreased tax benefit on exercises and vesting of stock awards recognized during the three months ended September 30, 2025, as well as income tax from fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions. These income tax expense increases were partially offset by fluctuations in nondeductible contingent consideration liabilities and taxes in profitable jurisdictions, as well as tax credits.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenues

	For the nine months ended
	September 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change

	(unaudited)
Revenues:
Software subscriptions	$473,429	$414,527	$58,902	14.2%
Services	80,304	73,793	6,511	8.8%
Total revenues	$553,733	$488,320	$65,413	13.4%

Revenues increased $65.4 million, or 13.4%, to $553.7 million for the nine months ended September 30, 2025 compared to $488.3 million for the same period in 2024. The increase in software subscriptions revenues of $58.9 million, or 14.2%, was primarily driven by increases from our existing customers through cross-selling new products, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 7.4% and 5.8% of total software subscriptions revenues in the nine months ended September 30, 2025 and 2024, respectively.

The $6.5 million increase in services revenues was primarily driven by a $6.0 million increase in recurring services revenues due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers. Additionally, there was a $0.5 million increase in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions.

Cost of Software Subscriptions Revenues

	For the nine months ended
	September 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Cost of software subscriptions revenues	$138,738	$131,030	$7,708	5.9%

Cost of software subscriptions revenues increased $7.7 million, or 5.9%, to $138.7 million for the nine months ended September 30, 2025 compared to $131.0 million for the same period in 2024. The increase was primarily driven by a $6.5 million increase in depreciation and amortization of capitalized software and acquired intangible assets associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the increased amortization of acquired intangible assets. Additionally, there was a $1.2 million increase in costs of personnel supporting period-over-period growth of sales and customers, ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers.

Cost of Services Revenues

	For the nine months ended
	September 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Cost of services revenues	$59,485	$48,286	$11,199	23.2%

Cost of services revenues increased $11.2 million, or 23.2%, to $59.5 million for the nine months ended September 30, 2025, compared to $48.3 million for the same period in 2024. The increase was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering.

Research and Development

	For the nine months ended
	September 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Research and development	$61,397	$47,080	$14,317	30.4%

Research and development expenses increased $14.3 million, or 30.4%, to $61.4 million for the nine months ended September 30, 2025 compared to $47.1 million for the same period in 2024. This increase in research and development expenses was primarily due to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces to customer ERP and other software platforms. Additionally, this increase reflects additional research and development investments related to the commercialization of our AI-based Smart Categorization product, other AI-related internal tools and new product initiatives, and other emerging technologies.

Selling and Marketing

	For the nine months ended
	September 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Selling and marketing	$143,994	$123,143	$20,851	16.9%

Selling and marketing expenses increased $20.9 million, or 16.9%, to $144.0 million for the nine months ended September 30, 2025 compared to $123.1 million for the same period in 2024. This increase was primarily driven by an $10.9 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. Additionally, there was an increase of $10.0 million in advertising and promotional spending related to expanded brand awareness efforts.

General and Administrative

	For the nine months ended
	September 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
General and administrative	$133,029	$112,915	$20,114	17.8%

General and administrative expenses increased $20.1 million, or 17.8%, to $133.0 million for the nine months ended September 30, 2025 compared to $112.9 million for the same period in 2024, primarily driven by planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and other resources in support of our growth.

Depreciation and Amortization

	For the nine months ended
	September 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Depreciation and amortization	$18,439	$15,432	$3,007	19.5%

Depreciation and amortization expenses increased $3.0 million, or 19.5%, to $18.4 million for the nine months ended September 30, 2025 compared to $15.4 million for the same period in 2024. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Change in Fair Value of Acquisition Contingent Earn-outs

	For the nine months ended
	September 30,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Change in fair value of acquisition contingent earn-outs	$(16,400)	$—	$(16,400)	*
* Percentage change not meaningful.

Change in fair value of acquisition contingent earn-outs was $(16.4) million for the nine months ended September 30, 2025 due entirely to adjustments to the fair values of our ecosio acquisition contingent Cash Earn-outs and Stock Earn-outs of $8.6 million and $(25.0) million, respectively. For further information, refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Operating Expense (Income), Net

	For the nine months ended
	September 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Other operating expense (income), net	$10,109	$(442)	$10,551	2,387.1%

Other operating expense (income), net was $10.1 million of other operating expense, net for the nine months ended September 30, 2025 compared to $0.4 million of other operating income, net for the same period in 2024. This change was primarily driven by $8.1 million related to legal costs associated with a pending legal claim and $1.5 million in foreign currency transaction losses incurred. For further information regarding the referenced pending legal claim, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest Income, Net

	For the nine months ended
	September 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Interest income, net	$(4,012)	$(2,471)	$(1,541)	62.4%

Interest income, net was $4.0 million for the nine months ended September 30, 2025, compared to $2.5 million for the same period in 2024. This change was mainly due to several factors: (i) a $1.3 million increase in interest income primarily due to increased dollars invested during the period, (ii) a reduction of $0.4 million of interest expense related to the valuation of our prior year foreign currency forward contracts due to market fluctuations, and (iii) a $0.9 million decrease in interest costs related to the repayment of our Term Loan, which was fully repaid in the second quarter of 2024. These interest income increases were partially offset by $0.7 million in interest expense and a $0.4 million increase in deferred financing costs related to our Notes (as defined below).

Income Tax Benefit

	For the nine months ended
	September 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Income tax benefit	$(5,260)	$(1,722)	$(3,538)	205.5%

Income tax benefit was $5.3 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively. The change in tax benefit was primarily driven by higher tax benefits on exercises and vesting of stock awards recognized during the nine months ended September 30, 2025, as well as fluctuations in nondeductible contingent consideration liabilities and lower taxes in profitable jurisdictions. These income tax benefit increases were partially offset by fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions and increased limitations on deductions of certain employees’ compensation.

Liquidity and Capital Resources

As of September 30, 2025, we had unrestricted cash and cash equivalents of $313.5 million. Our primary sources of capital include sales of our solutions, proceeds from bank lending facilities, and the offering of existing or future classes of stock.

As of September 30, 2025, we had a credit agreement with a banking syndicate (the “Credit Agreement”) that provides a $300.0 million revolving facility (the “Line of Credit”). There were no outstanding borrowings under the Credit Agreement at September 30, 2025.

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

The following table presents a summary of our cash flows for the periods indicated:

	For the nine months ended
	September 30,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Net cash provided by operating activities	$123,275	$123,688	$(413)	(0.3)%
Net cash used in investing activities	(91,577)	(133,268)	41,691	31.3%
Net cash provided by (used in) financing activities	(22,242)	225,005	(247,247)	109.9%
Effect of foreign exchange rate changes	3,271	810	2,461	(303.8)%
Net increase in cash, cash equivalents and restricted cash	$12,727	$216,235	$(203,508)

Operating Activities. Net cash provided by operating activities of $123.3 million for the nine months ended September 30, 2025 consisted of net income of $14.2 million, adjusted for non-cash charges of $104.6 million, and cash inflows of $4.6 million related to changes in operating assets and liabilities, which were partially offset by $0.2 million in payments for purchase commitment and contingent consideration liabilities in excess of their initial fair value. The change in operating assets and liabilities was primarily driven by a decrease in accounts receivable due to the timing of cash collections during the period.  This change was partially offset by an increase in prepaid expenses and other current assets, a decrease in accrued and deferred compensation and a decrease in deferred revenue.

Net cash provided by operating activities of $123.7 million for the nine months ended September 30, 2024 consisted of net income of $15.1 million, adjusted for non-cash charges of $93.5 million, and cash inflows of $19.5 million from changes in operating assets and liabilities, which were partially offset by $4.4 million in payments for purchase commitment and contingent consideration liabilities in excess of their initial fair value. The change in operating assets and liabilities was primarily driven by a decrease in accounts receivable and an increase in deferred revenue, primarily due to cash collections and customer growth during the period. These changes were partially offset by an increase in prepaid expenses and other current assets. These movements were primarily due to the timing of cash payments.

Investing Activities. Net cash used in investing activities of $91.6 million for the nine months ended September 30, 2025 consisted of investments in property and equipment, and capitalized software of $69.3 million and $16.4 million, respectively, related to investments in infrastructure, new products, and enhancements to existing products. During the second quarter of 2025, we invested $15.0 million in the Kintsugi Investment. Additionally, we invested $2.4 million in available-for-sale investment securities, which was more than offset by proceeds of $11.6 million received during the period for sales and maturities in our investment securities. For further information on the Kintsugi Investment, refer to Note 3, “Investments” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Financing Activities. Net cash used in financing activities of $22.2 million for the nine months ended September 30, 2025 consisted of $27.2 million in payments for taxes related to the net share settlement of stock-based awards as well as a $4.5 million decrease in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, partly offset by $7.7 million in proceeds from the exercise of stock options and $1.8 million in proceeds from the purchase of stock under our employee stock purchase plan (“ESPP”).

Net cash provided by financing activities of $225.0 million for the nine months ended September 30, 2024 consisted of $345.0 million in gross proceeds from our Notes, a $6.0 million increase in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, and $1.4 million in proceeds from the purchase of stock under our ESPP. These transactions were partly offset by $46.9 million for the repayment of our Term Loan, $42.4 million for the purchase of the Capped Call Transactions, $3.9 million in payments of third-party debt, $20.0 million in payments for taxes related to the net share settlement of stock-based awards, $11.4 million for payments related to deferred financing costs and $7.6 million for payments on purchase commitment and contingent consideration liabilities.

Debt. As of September 30, 2025, we had a $300.0 million Line of Credit with no outstanding borrowings in connection with our Credit Agreement. As of September 30, 2025, we had $345.0 million aggregate principal amount of debt outstanding related to our Notes. For further information on our debt obligations, refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Contractual Obligations and Commitments

As of September 30, 2025, we have no outstanding borrowings under our Line of Credit. Our Notes are due in May 2029. We expect to continue to fund debt maturities and interest payments with cash flows generated from operations, existing cash and cash equivalents, or proceeds from additional financing. For further information on our debt obligations, refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

	As of September 30,
(Dollars in millions)	2025	2024	Year-Over-Year Change
Annual Recurring Revenue	$648.2	$576.8	$71.4	12.4%

ARR increased by $71.4 million, or 12.4%, at September 30, 2025, as compared to September 30, 2024. The increase was primarily driven by $37.1 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $34.3 million in growth of subscriptions of our solutions to new customers.

We had 4,856 direct customers and AARPC was approximately $133,484 at September 30, 2025. At September 30, 2024, we had 4,855 direct customers and approximately $118,800 of AARPC. The increase in AARPC was primarily due to expansion of usage by existing customers and adding new customers through organic growth.

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

	As of September 30,
	2025	2024
Net Revenue Retention Rate	107%	111%

NRR decreased by 4.0%, at September 30, 2025, as compared to September 30, 2024. The decrease was largely due to lower growth of additional entitlements as our customers’ annual growth has slowed, keeping them within current bands of usage, as well as delayed deal activity seen for some of our large multinational customers due to the macroeconomic environment.

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

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our Credit Agreement. We define Adjusted EBITDA as net loss or income before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), taxes, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, changes in the settlement value of deferred purchase commitment liabilities recorded as interest expense, and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net income was $4.0 million and $7.2 million for the three months ended September 30, 2025 and 2024, respectively,  while our net income margin was 2.1% and 4.2% over the same periods, respectively. Additionally, our net income was

$14.2 million and $15.1 million for the nine months ended September 30, 2025 and 2024, respectively, while our net income margin was 2.6% and 3.1% over the same periods, respectively.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024

	(unaudited)		(unaudited)
Adjusted EBITDA:
Net income	$4,045	$7,221	$14,214	$15,069
Interest income, net	(1,245)	(2,938)	(4,012)	(2,471)
Income tax expense (benefit)	1,520	613	(5,260)	(1,722)
Depreciation and amortization – property and equipment	6,372	5,214	18,439	15,432
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	18,143	14,198	50,668	44,123
Amortization of acquired intangible assets – selling and marketing expense	588	706	1,690	1,893
Amortization of cloud computing implementation costs – general and administrative expense	871	1,005	2,895	2,994
Stock-based compensation expense	13,215	10,134	46,249	36,459
Severance expense	1,199	927	1,973	2,388
Acquisition contingent consideration	-	100	200	(2,275)
Change in fair value of acquisition contingent earn-outs	(4,000)	—	(16,400)	—
Transaction costs (1)	2,785	1,443	8,425	1,991
Adjusted EBITDA	$43,493	$38,623	$119,081	$113,881

Adjusted EBITDA Margin:
Total revenues	$192,112	$170,435	$553,733	$488,320
Adjusted EBITDA margin	22.6%	22.7%	21.5%	23.3%

(1) The current year periods include legal expenses associated with pending litigation related to claims we have made against a competitor. For further information, refer to Note 12, “Commitments and Contingencies” to our condensed consolidated financial statements.

The increase in Adjusted EBITDA for the three months ended September 30, 2025 of $4.9 million over the comparable period in 2024 was primarily driven by a $15.8 million increase in non-GAAP gross profit, which was partially offset by increases of $5.0 million in non-GAAP selling and marketing expense, $3.9 million in non-GAAP research and development expense, and $2.6 million in non-GAAP general and administrative expense. Adjusted EBITDA margin decreased to 22.6% for the three months ended September 30, 2025 compared to 22.7% for the comparable period in 2024, primarily due to strategic investments into information technology infrastructure, business and re-engineering processes and other continuing initiatives related to our 2024 acquisitions.

The increase in Adjusted EBITDA for the nine months ended September 30, 2025 of $5.2 million over the comparable period in 2024 was primarily driven by a $56.2 million increase in non-GAAP gross profit, which was partially offset by increases of $19.1 million in non-GAAP general and administrative expense, $18.7 million in non-GAAP selling and marketing expense, and $12.3 million in non-GAAP research and development expense. Adjusted EBITDA margin decreased to 21.5% for the nine months ended September 30, 2025 compared to 23.3% for the comparable period in 2024, primarily due to strategic investments into information technology infrastructure, business and re-engineering processes and other continuing initiatives related to our 2024 acquisitions.

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

Our net cash provided by operating activities was $62.5 million and $41.4 million for the three months ended September 30, 2025 and 2024, respectively, while our operating cash flow margin was 32.5% and 24.3% over the same periods, respectively. Our net cash provided by operating activities was $123.3 million and $123.7 million for the nine months ended September 30, 2025 and 2024, respectively, while our operating cash flow margin was 22.3% and 25.3% over the same periods, respectively.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2025	2024	2025	2024

	(unaudited)		(unaudited)
Free Cash Flow:
Cash provided by operating activities	$62,467	$41,396	$123,275	$123,688
Property and equipment additions	(26,436)	(17,771)	(69,342)	(47,520)
Capitalized software additions	(5,879)	(5,260)	(16,444)	(16,357)
Free cash flow	$30,152	$18,365	$37,489	$59,811

Free Cash Flow Margin:
Total revenues	$192,112	$170,435	$553,733	$488,320
Free cash flow margin	15.7%	10.8%	6.8%	12.2%

Free cash flow increased by $11.8 million for the three months ended September 30, 2025 as compared to the same period in 2024. This increase was primarily driven by an increase in net cash provided by operating activities of $21.1 million, primarily attributable to the timing of cash collections and payments during the period, which was partially offset by $9.3 million in additional investments in property and equipment, and capitalized software related to investments in infrastructure, new products, and enhancements to existing products. Free cash flow margin increased to 15.7% for the three months ended September 30, 2025 compared to 10.8% for the same period in 2024.

Free cash flow decreased by $22.3 million for the nine months ended September 30, 2025 as compared to the same period in 2024. This decrease was primarily driven by $21.9 million in additional investments in property and equipment, and capitalized software related to investments in infrastructure, new products, and enhancements to existing products. Free cash flow margin decreased to 6.8% for the nine months ended September 30, 2025 compared to 12.2% for the same period in 2024.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

(Dollars in thousands)	(unaudited)		(unaudited)
Non-GAAP cost of revenues, software subscriptions	$30,673	$28,549	$83,392	$83,470
Non-GAAP cost of revenues, services	$19,421	$15,712	$55,424	$46,157
Non-GAAP gross profit	$142,018	$126,174	$414,917	$358,693
Non-GAAP gross margin	73.9%	74.0%	74.9%	73.5%
Non-GAAP research and development expense	$16,766	$12,897	$51,370	$39,061
Non-GAAP selling and marketing expense	$43,406	$38,454	$129,872	$111,149
Non-GAAP general and administrative expense	$38,437	$35,837	$113,110	$94,037
Non-GAAP operating income	$37,121	$33,409	$100,642	$98,449
Non-GAAP net income	$28,582	$27,079	$77,967	$75,501

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

(Dollars in thousands)	(unaudited)		(unaudited)
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$50,034	$43,641	$138,738	$131,030
Stock-based compensation expense	(1,218)	(894)	(4,678)	(3,437)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(18,143)	(14,198)	(50,668)	(44,123)
Non-GAAP cost of revenues, software subscriptions	$30,673	$28,549	$83,392	$83,470

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$20,762	$16,270	$59,485	$48,286
Stock-based compensation expense	(1,341)	(558)	(4,061)	(2,129)
Non-GAAP cost of revenues, services	$19,421	$15,712	$55,424	$46,157

Non-GAAP Gross Profit:
Gross profit	$121,316	$110,524	$355,510	$309,004
Stock-based compensation expense	2,559	1,452	8,739	5,566
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	18,143	14,198	50,668	44,123
Non-GAAP gross profit	$142,018	$126,174	$414,917	$358,693

Non-GAAP Gross Margin:
Total revenues	$192,112	$170,435	$553,733	$488,320
Non-GAAP gross margin	73.9%	74.0%	74.9%	73.5%

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

(Dollars in thousands)	(unaudited)		(unaudited)
Non-GAAP Research and Development Expense:
Research and development expense	$19,929	$15,621	$61,397	$47,080
Stock-based compensation expense	(3,163)	(2,001)	(10,027)	(7,296)
Transaction costs	—	(723)	—	(723)
Non-GAAP research and development expense	$16,766	$12,897	$51,370	$39,061

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$47,385	$42,111	$143,994	$123,143
Stock-based compensation expense	(3,391)	(2,951)	(12,432)	(10,101)
Amortization of acquired intangible assets – selling and marketing expense	(588)	(706)	(1,690)	(1,893)
Non-GAAP selling and marketing expense	$43,406	$38,454	$129,872	$111,149

Non-GAAP General and Administrative Expense:
General and administrative expense	$44,609	$41,499	$133,029	$112,915
Stock-based compensation expense	(4,102)	(3,730)	(15,051)	(13,496)
Severance expense	(1,199)	(927)	(1,973)	(2,388)
Amortization of cloud computing implementation costs – general and administrative expense	(871)	(1,005)	(2,895)	(2,994)
Non-GAAP general and administrative expense	$38,437	$35,837	$113,110	$94,037

Non-GAAP Operating Income:
Income from operations	$4,320	$4,896	$4,942	$10,876
Stock-based compensation expense	13,215	10,134	46,249	36,459
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	18,143	14,198	50,668	44,123
Amortization of acquired intangible assets – selling and marketing expense	588	706	1,690	1,893
Amortization of cloud computing implementation costs – general and administrative expense	871	1,005	2,895	2,994
Severance expense	1,199	927	1,973	2,388
Acquisition contingent consideration	—	100	200	(2,275)
Change in fair value of acquisition contingent earn-outs	(4,000)	—	(16,400)	—
Transaction costs (1)	2,785	1,443	8,425	1,991
Non-GAAP operating income	$37,121	$33,409	$100,642	$98,449

Non-GAAP Net Income:
Net income	$4,045	$7,221	$14,214	$15,069
Income tax expense (benefit)	1,520	613	(5,260)	(1,722)
Stock-based compensation expense	13,215	10,134	46,249	36,459
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	18,143	14,198	50,668	44,123
Amortization of acquired intangible assets – selling and marketing expense	588	706	1,690	1,893
Amortization of cloud computing implementation costs – general and administrative expense	871	1,005	2,895	2,994
Severance expense	1,199	927	1,973	2,388
Acquisition contingent consideration	—	100	200	(2,275)
Change in fair value of acquisition contingent earn-outs	(4,000)	—	(16,400)	—
Transaction costs (1)	2,785	1,443	8,425	1,991
Change in settlement value of deferred purchase commitment liability – interest expense	—	—	—	423
Non-GAAP income before income taxes	38,366	36,347	104,654	101,343
Income tax adjustment at statutory rate (2)	(9,784)	(9,268)	(26,687)	(25,842)
Non-GAAP net income	$28,582	$27,079	$77,967	$75,501

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

Interest Rate Risk

We had unrestricted cash and cash equivalents of $313.5 million and $296.1 million as of September 30, 2025 and December 31, 2024, respectively, and investments of $9.2 million as of December 31, 2024. We maintain our cash and cash equivalents in deposit accounts and money market funds with various financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. Dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona, and Brazilian Real. Decreases in the relative value of the U.S. Dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. Dollars. For the three and nine months ended September 30, 2025, approximately 6% and 5%, respectively, of our revenues were denominated in currencies other than U.S. Dollars. For the three and nine months ended September 30, 2024, approximately 3% and 4%, respectively, of our revenues were denominated in currencies other than U.S. Dollars.

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

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 25, 2022, we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interference with our contractual relations and to prohibit the disclosure in any way of our confidential, proprietary and/or trade secret information. We are also seeking monetary damages, including punitive damages and attorney’s fees. As of September 30, 2025, the matter remains before the Court and is proceeding through the discovery process. We believe the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Vertex, Inc.

Date: November 3, 2025	By:	/s/ David DeStefano
David DeStefano
President, Chief Executive Officer and Chairperson (principal executive officer)

Date: November 3, 2025	By:	/s/ John Schwab
John Schwab
Chief Financial Officer (principal financial officer)