Form 10-K
period 2025-12-31
Vertex, Inc.
filed 2026-02-24
CIK 1806837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of Vertex, Inc. as of June 30, 2025, totaled approximately $2,551,796,149. Such value excludes common stock held by executive officers, directors and 10% or greater stockholders as of June 30, 2025. The identification of 10% or greater stockholders as of June 30, 2025, is based on Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2025. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of February 19, 2026, the registrant had 77,801,253 shares of Class A common stock, $0.001 par value per share, and 82,155,641 shares of Class B common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Shareholders, are incorporated by reference into Part III of this report. The Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2025.

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

Item 1.Business

Overview

Vertex is a leading provider of enterprise compliance technology for global commerce. Our software, data, and services help businesses operate with confidence by automating and governing transaction-based compliance obligations that arise wherever they buy, sell, and move goods and services around the world.

At the core of global commerce are transaction-based regulatory requirements that must be calculated, documented, reported, and, in many cases, digitally transmitted to tax authorities in real time. Indirect taxes—such as sales tax, use tax, and value-added tax (“VAT”)—represent a significant portion of these obligations. Unlike direct taxes, which are paid directly by the entity being taxed, indirect taxes are collected from a purchaser and remitted to taxing authorities by the seller or service provider as part of each transaction.

These obligations are inherently complex and pervasive. In the United States alone, indirect tax rules vary across more than 20,000 unique taxing jurisdictions, each with its own rates, rules, and reporting requirements. Globally, the complexity is compounded by continuously changing regulations, increasing enforcement, and the growing adoption of digital and real-time compliance mandates. For companies operating across multiple jurisdictions, compliance is not an isolated, periodic activity—it is a requirement embedded in virtually every sale or purchase transaction they execute each day.

Vertex helps enterprises manage this complexity by embedding compliance automation directly into the systems and workflows that drive global commerce. Our platform enables customers to determine transaction-level obligations, manage compliance data, support invoicing and reporting requirements, and maintain audit-ready records across jurisdictions. By reducing friction, enhancing transparency, and improving control, Vertex helps customers mitigate the risk of non-compliance while supporting business growth and operational scalability.

The pace of change in global business, technology, and regulatory environments continues to increase. As companies expand into new geographies, adopt new distribution and eCommerce models, introduce digital products and services, and modernize their technology stacks, their exposure to transaction-based compliance obligations grows significantly. At the same time, governments are increasingly implementing new tax rules and digital reporting requirements to improve transparency and enforcement. These dynamics demand intelligent, scalable solutions that allow businesses to satisfy regulatory obligations while continuing to innovate and grow.

Vertex has pioneered tax and compliance technology for more than 45 years. Today, we serve over 4,800 direct customers, including the majority of the Fortune 500, and support compliance operations in more than 195 countries and territories. Our software delivers capabilities across transaction determination, compliance and reporting, tax data and document management, and analytics and insights, supported by deep integrations with the core enterprise applications that power global commerce. Our platform is fueled by more than one billion data-driven tax rates and rules and supports compliance across more than 20,000 jurisdictions worldwide. Vertex solutions can be deployed in cloud and hybrid environments, with implementation and professional services available to support our customers’ unique business and operational requirements.

Our Solutions

Vertex’s solutions help enterprises automate and govern transaction-based compliance across global commerce. Our platform supports the full lifecycle of indirect tax obligations, including transaction determination, digital invoicing and reporting requirements, compliance and returns, tax data and document management, and analytics and insights, all supported by pre-built integrations to leading enterprise business applications. Customers can deploy these capabilities individually or as an integrated suite on the Vertex cloud platform, or select deployment models that align with their broader enterprise technology environments.

Tax Determination Solutions

Tax Calculation.  The increasing complexity of global regulations, cross-border trade, and jurisdictional differences has made accurate tax determination a cornerstone of compliance. Our tax determination solutions enable real-time calculation of indirect taxes and applicable fees for sale and purchase transactions. Our solution includes a powerful indirect tax calculation engine that applies rules-based logic from our proprietary content database to determine taxability, identify precise taxing jurisdictions, and consistently apply the appropriate amount of tax to each transaction in real-time. Our solution supports determination for sales tax, consumer and seller use tax, VAT, communications tax, leasing tax, payroll tax, and lodging and occupancy tax, as well as a growing set of transaction-based fees imposed by various jurisdictions. With local rules and logic to ensure compliance globally, our tax engine is built to handle thousands of product stock keeping units (“SKUs”) and services across a wide range of industries and business models.

Vertex AI.  Vertex AI powers intelligence across the Vertex platform to help customers operate more efficiently, reduce risk, and improve decision-making across the compliance lifecycle. Embedded directly into transaction, configuration, and compliance workflows, Vertex AI is designed to automate routine work, surface relevant insights earlier, and guide users toward better outcomes with less manual effort. By learning from patterns across tax data, content changes, and customer activity, Vertex AI helps tax teams scale their operations, respond more quickly to regulatory change, and focus their expertise where it matters most.

Vertex AI operates across the full compliance lifecycle, supporting activities such as transaction determination, tax content interpretation, configuration management, and ongoing monitoring. Rather than requiring customers to adopt separate tools or processes, Vertex AI is integrated into the Vertex cloud platform to enhance existing workflows—automating tasks, identifying potential risks or changes that may impact tax outcomes, and delivering recommendations tailored to specific roles, tasks, or business contexts.

Vertex’s AI capabilities include intelligent assistance for tax professionals, automated analysis of tax content changes to identify potential impacts to product taxability or configuration, and natural-language driven tools that simplify the creation and management of tax rules. Together, these capabilities are designed to reduce manual effort, improve consistency, and help customers maintain compliance in an environment of constantly changing regulations.

In addition to platform-embedded AI capabilities, in 2025, Vertex launched Smart Categorization, an AI-powered solution designed to reduce the manual effort required to map product SKUs to the correct tax categories across jurisdictions. Smart Categorization helps retail tax teams improve accuracy and efficiency by learning from historical classification patterns and applying them consistently at scale, reducing the time and resources required to maintain product taxability mappings as catalogs and regulations change.

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

Industry-Specific Solutions.  We offer a range of solutions that support certain industries that have specific indirect tax needs, such as retail, communications, and leasing. For example, our retail solution supports omnichannel transactions spanning store kiosks, eCommerce websites, catalog sales, and mobile device transactions. Our communications solution supports the determination of taxes, surcharges, and fees affecting U.S. providers of communication services, including wireless, voice-over-IP, satellite, internet, and video and audio streaming services. We have pre-built integrations specific to the leading providers of business applications used in these industries.

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

Document Management.  Our document management solutions automate the validation and storage of, and tax audit support for, sales tax exemptions and reseller certificates, enabling enterprises to manage large quantities of documents, such as tax exemption certificates, to ensure accurate tax determination.

Compliance and Reporting Solutions

Returns and Filings. Our global compliance and reporting solutions enable the automation of signature-ready returns and remittance of indirect tax to appropriate jurisdictions. Companies use these solutions to leverage tax data files imported from Vertex or third-party applications to establish visible audit trails of tax determinations and user-made adjustments. Our solutions also include workflow management tools, such as calendar and document management, and role-based security and event logging, which supports our customers’ internal control over financial reporting and compliance with the Sarbanes-Oxley Act of 2002. We support e-filing and print formats for returns, schedules, worksheets, tax reports and payment requests, and provide archiving and retrieval of all filings. Our returns automation solution for sales and use tax, VAT, and goods and services tax simplify recurring compliance requirements, reducing manual effort and ensuring accurate filings and remittance across geographies. These solutions also enable a unified view of real-time reporting and periodic returns for one-click reconciliation across every country where business is transacted.

E-invoicing.  As governments accelerate digitization, compliance is increasingly shifting from periodic reporting toward structured, transaction-level oversight. We offer a global solution which delivers a unified foundation for e-invoicing and digital compliance that continuously evolves alongside regulatory changes, positioning enterprises to scale confidently as enforcement models advance enterprises to operationalize e-invoicing at global scale while strengthening control over structured transaction data across regulatory and business ecosystems. Our platform supports the end-to-end lifecycle of compliant electronic invoices from creation and data enrichment through validation, submission, and clearance, where required, in accordance with jurisdictional mandates. Our platform is designed to address a wide spectrum of government frameworks, support clearance, continuous transaction controls, digital reporting, and hybrid models by enabling the accurate flow of structured invoice data between enterprises, tax authorities, and trading partners. Beyond core invoicing processes, we facilitate the exchange and governance of structured business documents that accompany commercial transactions, helping organizations standardize data, streamline partner connectivity, and reduce manual intervention across financial workflows. The solution integrates with leading ERP and financial systems and supports localized formats, connectivity protocols, and exchange mechanisms required to operate across diverse compliance environments. Our solution currently operates within 38 countries and is actively expanding into new jurisdictions as regulations change. In 2025, we also partnered with NITIS SAS (“Brinta”) to accelerate and expand our compliance and e-invoicing capabilities in Latin America.

Audit and Planning Solutions

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

Services Solutions

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

Our Tax Content

All our software and solutions are underpinned by our proprietary content database, which currently supports over a billion effective tax rules. Our content quality and accuracy are key components of our software subscriptions revenue and customer value and are supported by over 45 years of tax knowledge and experience. Our content quality and accuracy are critical to the longevity of our customer relationships. On a monthly basis, our content team combines legislative research, analysis, technical logic, and automation to embed updated rules into our software. Unlike many enterprise software solutions where maintenance and support are focused solely on periodic technology upgrades, our monthly updates are a critical element of allowing our customers to ensure that they are utilizing the latest tax changes to accurately calculate their indirect taxes.

Our Technology

Our software and solutions are built upon a robust set of technology capabilities designed for the flexibility, configurability, speed, and scale to handle complex tax scenarios and processing volumes, and interoperability across core business applications.

●	Platform Approach To Cloud Solution. Vertex Cloud is a cloud-native platform that orchestrates compliance at scale, enabling end-to-end orchestration of tax workflows with unified, tax-ready data and purpose-built AI to drive greater efficiency, a connected user experience, and real-time insights. This unified data model reduces variability and creates consistent data structures—critical prerequisites for enhanced workflow automation—through AI-driven classification, prediction, and decision support.
●	AI Orchestration. Vertex AI is a natural evolution from Vertex Cloud, extending the platform’s cloud native orchestration with intelligence that adapts to complex scenarios, identifies exceptions, and enables a new system of action. By building on the multitenant cloud foundation, Vertex AI features benefit from shared data models, unified interfaces, and cross application consistency making AI outputs more reliable and easier for customers to adopt at scale. Vertex AI is an accelerator for operational efficiency. By reducing manual steps in processes like configuration, filing, and reporting, AI increases throughput, improves accuracy, and mitigates risk, by identifying anomalies. Vertex AI enables platform-wide intelligence, rather than only point solutions and is embedded across the entire compliance and tax lifecycle, automating workflows, learning from patterns, detecting risks earlier, and tailoring recommendations to outcome or task specific contexts.
●	Real-Time Engine. Our real-time engine determines the appropriate tax rules to apply to a line item in a transaction through a sequence of real-time processes that combine tax algorithms and tax content with transaction line-item level detail. Combining tax content stored as structured data with sequencing and decision tree logic results in one or more individual tax rules that are applied to each line item in a transaction. This is built within memory and cached for performance. The in-memory processes of the core calculation engine are tuned to accommodate high-volume and complex transactions at speed and scale.
●	Configuration. Our solutions are built to be highly configurable. Through our graphical user interfaces, users can configure and map their taxability to ensure the correct tax rules are executed. Our flexibility in configuration also extends to users who can create their own taxability rules, as appropriate. These user-defined taxability rules act as an override, providing flexibility to ensure that non-standard tax scenarios and processes can be addressed. Additionally, users can augment transactions entering and exiting the engine by building their own logic through our drag-and-drop experience. This logic is saved to then execute within the engine.
●	Tax Geography. Accuracy in determining the appropriate taxation of a transaction depends on many factors, including detailed location information for where a transaction is occurring. We designed and created a proprietary solution for tax jurisdiction identification that leverages industry geographic information system tools and geospatial data. With our proprietary technology we are able to create and map multiple tax jurisdictions for a particular location and assign a unique identifier to each location so that it can be used by the engine to allow for higher accuracy. This technology is highly relevant to emerging economic shifts, such as the sharing economy, where the physical nexus of transactions is unclear, such as ride-sharing services.

●	Security. Our application security framework allows our customers to define how users can interact with sensitive enterprise data and how they are authorized to use certain aspects of our software. Users are mapped to a set of predefined roles, and we provide our customers with the ability to create user-defined roles. User-defined role-based access can be defined on a screen-by-screen level and further refined with read and/or write privileges.
●	Cloud Solutions. We provide cloud services from six geographically separate data centers located on two continents: North America and Europe. The data centers are paired for failover of operations to an alternate, geographically separate production facility in case any single data center becomes unavailable. All data centers are operated by leading vendors providing physical security, internet access, environmental controls, and data retention services.

Our Customers

Today, we serve a large, diverse, and growing global customer base. Our market leadership in key industries can be demonstrated by our relationships with many of the largest and most well-known companies in retail trade, wholesale trade, and manufacturing. Our customers include the majority of the Fortune 500, as well as a majority of the top 10 companies by revenue in industries such as retail, technology, and manufacturing, in addition to leading digital marketplaces. Our customer base also includes many of Europe’s largest companies in the industrial and chemical manufacturing, pharmaceutical, medical device and metals  and mining industries. Many of these companies have highly distributed global supply chains and distribution networks, which create complexity in managing cross-border taxation and country-specific compliance and reporting mandates. We have significant expansion opportunities with our customers, driven by our growing product portfolio and geographic coverage.

A distinct and growing subset of our customer base includes digital marketplaces and various professional service providers, including accounting firms and outsourcing firms. Our robust technology and deep tax content differentiate us in our ability to serve the indirect tax needs of 9 of the top 10 E-commerce sites in the U.S. These customers support tens of thousands of merchants who rely on their platform for their eCommerce transaction processing. We also support service providers such as outsourcing and accounting firms who use our technology to calculate tax and file tax returns for their end-customers. While we include these marketplaces and service providers in our customer counts, the tens of thousands of their end-user customers are not included in our customer counts.

As of December 31, 2025, we had 4,867 direct customers and our Annual Recurring Revenue (“ARR”) per customer was $137,867. While most of our revenue is currently generated by customers domiciled in the U.S., many of our customers are multinational organizations with global business operations. We also provide tax software solutions outside the U.S., primarily in Canada and Europe. For the years ended December 31, 2025 and 2024, approximately 10% and 8%, respectively, of our revenue was generated outside of the U.S. Additionally, no single customer represented more than 10% of our total revenue for the years ended December 31, 2025 or 2024.

Our Growth Strategies

We believe today’s global commerce environment provides durable growth opportunities for our business. Our growth strategies include:

●	Retention and expansion of revenues from existing customers. The breadth of our solutions allows us to continually meet our customer needs, even as their needs expand in scope. For example, customers initially investing in sales tax determination may need support for other tax types, jurisdictions, and capabilities to manage their indirect tax lifecycle over time. Our continued investments in global compliance and e-invoicing solutions provides additional opportunities for revenue expansion from existing customers. As new and changing e-invoicing mandates proliferate, we believe our customers will continue to adopt our unified, global solution to confidently scale their e-invoicing and compliance operations. As our customers evolve through acquisitions, expand their products and services, enter new geographies, and enhance their distribution channels, we believe their need for our software, services, and content will also grow. We plan to continue to invest in new innovations and enhance our solutions to support the ongoing retention and expansion of revenue from our existing customers. Our flexible, tiered revenue-based pricing model also results in our customers growing their spend with us as they grow and continue to use our solutions.

●	Acquire new customers. We believe the market for our software and solutions is large and underpenetrated, both in the U.S. and globally. As enterprise and mid-market companies continue to expand their business operations and their tax complexity grows, we expect demand for our solutions to increase among new customers and partners. We also expect these companies to adopt our solutions much earlier in their corporate lifecycle. This adoption is driven by advances in cloud computing and digital commerce, which enable more companies to accelerate new product delivery and scale their business through online marketplaces and emerging commerce platforms. These increases in business complexity necessitate advanced tax solutions for a broader number of companies. We plan to continue to invest in our direct sales, indirect sales, and partnership marketing teams, and our solution development to capture this demand increase and acquire new customers.
●	Broaden and deepen our partner ecosystem. We integrate with key technology partners that span enterprise resource planning (“ERP”), customer relationship management (“CRM”), procurement, billing, point of sale (“POS”), and eCommerce platforms. Our partners enhance our go-to-market capacity and extend our brand leadership and reach. We leverage our partnerships to maximize the benefits of our solutions for our customers and to identify new growth opportunities. We believe expanding our strategic alliances with emerging participants who are fueling global commerce, such as payment and digital commerce platforms, will create new value for our customers and new sources of revenue. In 2025, we partnered with Kintsugi AI, Inc. (“Kintsugi”), an AI-native startup, to launch Kintsugi powered by Vertex. Kintsugi powered by Vertex is a solution which automates key tax compliance functions for small- and medium-sized businesses in an AI experience built for agility and scale while being powered by the Vertex tax engine that delivers the trusted accuracy and global content enterprises rely on. This partnership is also being leveraged to accelerate our AI innovation and enable lead referrals in the small- and medium-sized business segment.
●	Extend global footprint. We have a significant opportunity to further expand internationally, in terms of our regional operations, content depth, and go-to-market coverage. We expect to continue to invest in our software and solutions outside of the U.S., most notably in Latin America and Europe. These jurisdictions are among the most complex and the largest international markets for our customers. We have also made significant investments in our own operations in these regions. In Europe and Brazil, for example, we have tailored our go-to-market strategy, enhanced our country-specific content database, and furthered our investment in our global compliance reporting solution. Another example in Europe includes leveraging our recent acquisition of ecosio GmbH (“ecosio”) and our e-invoicing solution to enable companies to stay compliant with current and emerging local VAT regulations, as well as positioning us to expand into new markets as individual country mandates continue to develop. By extending our global footprint, we believe we will also expand account penetration of existing customers with operations around the globe.
●	Sustained investment in new product innovation. With the pace of change in commerce and compliance, we believe it is important to continue innovating and extending the functionality and breadth of our software and solutions. Our approach to innovation is driven by our relationships with our customers and partners, with whom we create new solutions, align product roadmaps, and embed our software within their applications and platforms. We have also created and invest in an innovation lab where we design, test, and incubate next generation tax solutions and adjacent market opportunities. Over time, we expect such investment will bring additional value to existing customers and help us acquire new customers.

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

Our direct sales force leverages our partnerships with technology providers such as Oracle, SAP, Microsoft, and Salesforce, and a growing network of system integrators to influence and drive growth opportunities. These partnerships can include certified integrations that drive ease of implementation and rapid time-to-value for our joint customers. We leverage our relationships with professional services firms such as Deloitte, PwC, Ernst and Young, and KPMG, as well as over 45 other accounting and professional services firms to drive tax software adoption in partnership with their tax advisory and tax technology practices.

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

●	Accounting & Consulting Partners. We collaborate with over 50 tax, accounting, and consulting firms, which not only complement our global, local, and industry-specific regulatory expertise but also point us towards specific commercial opportunities. Our wide range of offerings and sophisticated technology align with these firms’ areas of specialization, enabling organizations to strengthen end-to-end delivery capabilities for a diverse array of clients.
●	Technology Partners. Our pre-built integrations with key partners including Adobe/Magento, Coupa, Microsoft Dynamics, NetSuite, Oracle, Salesforce, SAP, SAP Ariba, Shopify, Workday, and Zuora, among many others, are key differentiators that enable our customers to seamlessly connect our solutions into their business applications and processes. Our trusted brand reputation has allowed us to be a leading SAP and Oracle tax technology provider, with a relationship spanning many years with these vendors. Our technology software and solutions and highly scalable transaction volume throughput has earned the trust of world-class online marketplaces. These deep partnerships allow us to expand the frontier of tax technology innovation and market opportunity.
●	Channel and Resellers. We continue to expand our indirect go-to-market reach to capitalize on the significant mid-market growth opportunities. These partners include value-added resellers, service providers and original equipment manufacturer relationships with technology firms, system integrators, tax consultants and industry groups such as Avanade, Acumatica, and CPA.com. These investments enable certification, training, and enablement to deliver rapid time-to-value and scale.

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

Competition

Our industry is highly competitive and fragmented. Businesses employ a mix of approaches to address their indirect tax obligations, including:

●	in-house practices and spreadsheets that result in custom transaction-specific research, manual determination, static tax tables, or rate calculator services, as well as manual filing and remittance activities;
●	businesses utilizing native ERP capabilities with rudimentary tax determination capabilities, which are typically not designed for complex tax support and lack tax rates, rules and complex calculation functionality, and require the user to manually track, input, maintain, and update all tax law changes that occur;
●	outsourced transaction tax compliance services offered by accounting and specialized consulting firms; and
●	tax-specific solutions from other vendors.

We believe customers consider the following factors when selecting indirect tax technologies:

●	ability to minimize compliance risk exposure associated with inaccurate and/or inconsistent determination and remittance of taxes;
●	the growing regulatory complexity, which may require the need for more robust or proven tax solutions;
●	ability to deliver real time tax determinations;
●	ease of deployment and use;
●	ease of integration with the customer’s business applications, across multiple systems;
●	ability to address multiple transaction tax compliance functions, from initial taxability and tax rate determination through compliance and remittance of funds;
●	lower total cost of ownership; and
●	continuously updated tax content applicable to the customer’s business.

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

Human Capital

Our culture is the foundation of everything we do, guided by a common purpose to build trusted relationships at work, in business and in our communities. We strive to be a values-driven employer of choice who attracts, retains, and inspires talented professionals to achieve their full potential. Vertex received recognition in 2025 as a “Best Place to Work” from Built In, reflecting the value we place on our people and environment. We create and nurture an engaging work environment that embodies our core values of collaboration, performance, integrity, innovation, and fun, and we actively support our employees' participation in Employee Resource Groups (“ERGs”), community service, and philanthropy.

As of December 31, 2025, we had over 2,100 full-time employees. Of these employees, 73% were based in the U.S., 17% based in Europe and 10% in other countries. We believe we have a strong relationship with our employees, and we have not experienced any work stoppages.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage our shareholders to carefully review the full risk factors contained in this Form 10-K in their entirety for additional information regarding the risks and uncertainties that could cause our actual results to vary materially from recent results or from our anticipated future results.

Risks Related to Our Business and Industry

●	If we fail to add new customers, retain our customers, or expand their usage of our solutions, our business, results of operations, financial condition, and cash flows would be harmed.
●	Our business would be harmed if we fail to maintain or expand our strategic relationships with third parties.
●	We face competitive pressures from other tax software and services providers, as well as the challenge of convincing businesses using native ERP functions to switch to our software.
●	Our recent success may not be indicative of our future results of operations.
●	Changes to customers’ and partners’ software systems may impact our ability to offer a specific software deployment method to existing customers.
●	We need to continue making significant investments in software development and equipment to improve our business.
●	If we fail to effectively manage our growth, our business, results of operations, financial condition, and cash flows will be harmed.
●	Future acquisitions of, and investments in, other businesses, software, tax content or technologies may not yield expected benefits.
●	Our quarterly and annual results of operations may fluctuate in future periods.
●	Operating globally involves challenges that may adversely affect our ability to grow.
●	If we are unable to successfully adapt to organizational changes and effectively implement strategic initiatives, our reputation and results of operations could be impacted.
●	If economic conditions worsen, it may negatively affect our business and financial performance.
●	Natural disasters, epidemic or pandemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales.
●	Our ability to obtain additional capital on commercially reasonable terms may be limited.
●	If we fail to attract and retain qualified technical and tax-content personnel, our business could be harmed.
●	If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements could be impaired.

Risks Related to Technology and Intellectual Property

●	If we are unable to adapt to technological changes, our business, results of operations, financial condition, and cash flows would be adversely affected.
●	Any failures in information technology or infrastructure could lead to disruptions of our software, loss of customer data or untimely remittance of taxes.
●	If we fail to effectively protect, maintain and enhance our brand, our business may suffer.
●	We may face challenges in using and properly managing use of Artificial Intelligence (“AI”) in our business.

●	Expansion into e-invoicing services increases our dependency on government infrastructure and exposes us to operational disruptions.
●	We are exposed to cybersecurity and data privacy risks that, if realized, could materially impact our reputation and business.
●	Undetected errors, bugs or defects in our software could harm our reputation or decrease market acceptance of our software.
●	Our software utilizes open-source software, and any defects or security vulnerabilities in the open-source software could negatively affect our business.
●	Interruptions or performance problems with third-party data centers, systems and technologies providers that we rely on may adversely affect our business and results of operations.
●	Our ability to protect our intellectual property is limited, and we may be subject to claims of infringement by third parties.

Risks Related to Our Customers

●	Incorrect or improper implementation, integration, or use of our solutions could result in customer dissatisfaction and negatively affect our business, results of operations, financial condition, and cash flows.
●	We hold significant amounts of money that we remit to taxing authorities on behalf of our customers, and this may expose us to liability from errors, delays, fraud or system failures, which may not be covered by insurance.
●	Errors in our customers' transaction tax determinations and reporting functions, or delays in the remittance of their tax payments, could harm our reputation, results of operations and growth prospects.

Risks Related to Our Tax, Legal, and Regulatory Environment

●	Changes in tax laws and regulations, or their interpretation or enforcement, may cause us to invest substantial amounts to modify our software, cause us to change our business model or draw new competitors to the market.
●	We may become involved in material legal proceedings and audits.
●	Changes in the application, scope, interpretation or enforcement of laws and regulations pertaining to our operations may harm our business or results of operations, subject us to liabilities and require us to implement new compliance programs or business methods.
●	Noncompliance with anti-corruption, anti-bribery and similar laws can subject us to criminal penalties or significant fines and harm our business and reputation.

Risks Related to Ownership of Our Class A Common Stock

●	The price of our Class A common stock may fluctuate significantly.
●	Our share repurchase program may increase the volatility of the market price of our stock and adversely affect our liquidity. Further, we may not realize the anticipated long-term stockholder value of our share repurchase program.
●	If securities or industry analysts do not publish, or publish negative, research or reports about our business, or if they adversely change their recommendations regarding our Class A common stock, the market price of our Class A common stock and trading volume could decline.
●	We intend to rely on “controlled company” exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of other companies.

Risks Related to Our Indebtedness

●	Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks and impair our ability to satisfy our obligations under our indebtedness.
●	We may incur substantially more debt or take other actions which would further intensify the risks associated with our indebtedness.
●	We may be unable to raise the funds necessary to repurchase the Notes (as defined below) for cash following a “fundamental change,” or to pay any cash amounts due upon conversion, and our ability to repurchase the Notes or pay cash upon their conversion may be limited.

●	Provisions in the Indenture (as defined below) could delay or prevent an otherwise beneficial takeover of us.
●	The Capped Call Transactions (as defined below) may affect the value of our Class A common stock.

Risks Related to Our Business and Industry

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

We depend in part on and anticipate that we will continue to depend in part on various third-party relationships to sustain and grow our business. Our relationships with third-party publishers of software business applications, including accounting, ERP, eCommerce, POS, recurring billing, and CRM systems, help drive our business because the integration of our solutions with their applications allows us to reach their sizeable customer bases. Our customers' user experience is dependent on our ability to connect easily to such third-party software applications. We may fail to retain and expand these integrations or relationships for many reasons, including due to failures by third parties to maintain, support, or secure their technology platforms in general and our integrations in particular, or errors, bugs or defects in such third-party technology, or changes in our technology platform. Any such failure could harm our relationship with our customers, our reputation and brand, and our business and results of operations.

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

To improve the scalability, security, and efficiency of our solutions, and to support the expansion of our software into other tax types, we will need to continue making significant capital expenditures and also invest in additional software and infrastructure development, including investments in AI solutions. If we experience increasing demand in subscriptions, we may not be able to augment our infrastructure quickly enough to accommodate such increasing demand. In the event of decreases in subscription sales, certain of our fixed costs, such as for capital expenditures, may make it difficult for us to quickly adjust our expenses downward. Additionally, we are continually updating our software and content, which increases expenses for us. We may also need to review or revise our software architecture as we grow, which may require significant resources and investments. As a result, although we may have significant research and development expenditures, which may be incurred and certain of which may be capitalized, there is no guarantee our solutions will be accepted by the market. This could result in increased costs or an impairment of capitalized development costs with no resulting future revenue benefit.

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

Our quarterly and annual results of operations may fluctuate in future periods.

We may experience quarterly or annual fluctuations in our results of operations due to a number of factors, many of which are outside of our control. This makes our future results difficult to predict and could cause our results of operations to fall below expectations or our predictions. Factors that might cause quarterly or annual fluctuations in our results of operations include, but are not limited to:

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

Our success is dependent on identifying, developing and retaining key employees to provide uninterrupted leadership and direction for our business. We have recently experienced workplace changes, including a new Chief Executive Officer, and we expect changes to continue for the foreseeable future. Unplanned departures or the failure to develop a robust leadership pipeline could upend our annual goals and erode investor confidence. We must aggressively recruit experts in all fields, particularly in the fields of AI and e-invoicing platforms, while retraining our existing workforce to adapt to automated, hybrid decision-making processes. This includes developing organizational capabilities in key growth markets where the depth of skilled employees is limited and competition for these resources is intense. Failure to manage this transition could lead to a loss of institutional knowledge, declining employee morale, and a weakened competitive position against digital-first entrants. Further, business and organizational changes may result in more reliance on third parties for various services, and that reliance may increase reputational, operational and compliance risks.

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

We intend to continue to make investments to support our business growth and may require additional funds, beyond those generated by our initial public offering or available under our existing credit facility, to respond to business challenges, including to better support and serve our customers, develop new software or enhance our existing solutions, expand our tax content, improve our operating and technology infrastructure or acquire complementary businesses and technologies. Accordingly, we have in the past and may in the future need to engage in public or private equity, equity-linked or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and respond to business challenges could be significantly impaired, and our business and prospects could be adversely affected.

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

Risks Related to Technology and Intellectual Property

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

As a leader in our industry for over 45 years, our brand is one of our most valuable assets, and any failure to protect our brand could cause our business to suffer. In addition, the promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive and as we expand into new regions. The demand for and cost of online and traditional advertising have been increasing and may continue to increase. Our brand promotion efforts will require investment not just in our indirect tax solutions, but also in our full suite of software and services. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors and we could lose customers or fail to attract potential new customers, all of which would adversely affect our business, results of operations, financial condition and cash flows.

We may face challenges in using and properly managing use of Artificial Intelligence (“AI”) in our business, which could result in reputational or competitive harm, and legal liability, and could adversely and materially affect the results of our business, operations, financial condition, and cash flows.

We have launched a product leveraging generative AI and expect to incorporate other AI solutions into our platform, offerings, and/or services, and these solutions may grow over time and become significant in our operations. We expect to incur significant costs related to our investment in AI solutions. However, if we are not effective in developing these solutions, or if we fail to generate sufficient usage of our products and services, we may not grow revenue in line with our investment in AI. In addition, if the content, analyses, or recommendations that our product leveraging generative AI assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, operations, or financial condition may be adversely and materially affected. The use of AI applications has resulted in cybersecurity incidents that involve the personal data of end users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and operations. Regulatory and investor scrutiny regarding hyperbolic or unsubstantiated claims about AI integration has increased, resulting in enforcement actions and litigation against companies who engage in this practice. If our public statements regarding "AI-powered" features, such as tax determination or predictive compliance capabilities, are deemed inaccurate or lack a reasonable basis, we may face claims under federal and state securities laws and significant civil penalties. The legal and regulatory environment governing AI is evolving, and new laws may cause us to modify our AI strategy or implementation of technology leveraging AI functionality. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability.

Expansion into e-invoicing services increases our dependency on government infrastructure and exposes us to operational disruptions.

In many jurisdictions, e-invoicing is becoming mandatory under "clearance" models, where an invoice must be validated by a government-designated platform before it is legally valid. If these government systems experience downtime or technical failure, our customers may be unable to legally transact, potentially leading to stalled supply chains and financial losses. We may face claims for damages if our API integrations or middleware fail to maintain connectivity with these critical government gateways.

We are exposed to cybersecurity and data privacy risks that, if realized, could materially impact our reputation and business.

To run our business, we rely heavily on our IT systems and those of many third-party service providers. In the ordinary course of business, customers provide us with information that our solutions store, some of which include confidential information about them or their financial transactions. We also store personal information about our employees and, to a lesser extent, those who purchase products or services from our customers. We face the risk of increasingly sophisticated cyber-attacks (including those that leverage AI), computer hacks, theft, viruses, malicious software (such as ransomware), phishing, employee error, denial-of-service attacks, known and unknown vulnerabilities in software and other security breaches that threaten our IT systems and confidential information (including personal data), as well as the performance of our software and expose us to potentially material financial and reputational harm. Such harm could result from the theft of our or our customers' confidential information, operational disruption that prevents or hinders our customers from accessing our systems, the re-routing of funds through fraudulent transactions, among other things.

We rely extensively on third-party providers, such as cloud and SaaS platforms, whose security safeguards are beyond our control. These third parties, including vendors that provide products and services for our operations area source of potentially significant security risk to our operations and business. Our network of ecosystem partners are also a source of risk to the extent their applications interface with ours and contain vulnerabilities. We do not review the software code included in third-party integrations in all instances.

We and certain of our third-party providers regularly experience cyberattacks and other incidents, and we expect such attacks and incidents to continue in varying degrees. For example, we have experienced phishing attacks and incidents involving unauthorized access to confidential information. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Because the techniques used to obtain unauthorized access to data or to sabotage IT systems are increasingly sophisticated and leverage tools, such as artificial intelligence, we and our third party providers are unable to anticipate all techniques or to implement comprehensive preventative measures. With the increasing frequency of cyber-related frauds to obtain inappropriate payments and other threats related to cyber-attacks, we may find it necessary to expend resources to remediate cyber-related incidents or to enhance and strengthen our cybersecurity. Our remediation efforts may not be successful and could result in interruptions, delays or cessation of service. Although we have insurance coverage for losses associated with cyber-attacks, as with all insurance policies, there are coverage exclusions and limitations, and our coverage may not be sufficient to cover all possible claims, and we may still suffer losses that could have a material adverse effect on our reputation and business.

The security systems and infrastructure we maintain and use cannot guarantee protection against all security breaches and cyber-attacks, social-engineering attacks, computer break-ins, theft and other improper activity. A significant cyberattack or data breach could result in the loss of business, litigation and regulatory investigations, loss of customers and fines and penalties that could damage our reputation and brand and adversely affect the growth of our business. To date, the Company has not experienced any material impact to the business or operations resulting from information or cybersecurity attacks; however, because of the frequently changing attack techniques, along with the increased volume and sophistication of the attacks, there is the potential for the Company to be adversely impacted.

The increase in remote working arrangements by our employees, vendors, and other third parties also increases the risk of a data security compromise and the possible attack surfaces. We also have acquired and are likely to continue to acquire companies with cybersecurity vulnerabilities or unsophisticated security measures, which present potentially significant cybersecurity and integration risk to us. Although we conduct training as part of our information security, cybersecurity, and data privacy efforts, that training cannot be completely effective in preventing those attacks from being successful. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems and information.

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

Risks Related to Our Customers

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

Risks Related to Our Tax, Legal, and Regulatory Environment

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

Regulatory bodies are also increasingly implementing continuous transaction controls with uncoordinated technical standards and formats, such as Peppol, XML, and UBL. Future mandates, such as the EU's "VAT in the Digital Age" (ViDA) package scheduled for 2028, will require substantial R&D investment to ensure our platform remains compliant across fragmented markets. Failure to timely update our software to support evolving local formats could result in service outages, customer attrition, and regulatory sanctions.

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

Risks Related to Ownership of Our Class A Common Stock

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

Our share repurchase program may increase the volatility of the market price of our stock and adversely affect our liquidity. Further, we may not realize the anticipated long-term stockholder value of our share repurchase program.

On October 30, 2025, our Board of Directors (the “Board”) authorized a stock repurchase program for up to $150.0 million of the Company's outstanding shares of Class A common stock (the “Repurchase Program”). The authorization does not obligate us to repurchase any specific dollar amount or number of shares, there is no expiration date for the authorization, and the Repurchase Program may be modified, suspended, or terminated at any time and for any reason. Any future announcement of a termination or suspension of the Repurchase Program, or our decision not to utilize the full authorized repurchase amount under the Repurchase Program, may reduce investor confidence and/or result in a decrease in the market price of our shares. The existence of the Repurchase Program could cause our stock price to trade higher than it otherwise would and could potentially reduce the market liquidity for our stock. The Repurchase Program may not enhance long-term stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares. Additionally, short-term stock price fluctuations could reduce the number or amount of shares we may ultimately repurchase pursuant to the Repurchase Program. Repurchasing our common stock will reduce the amount of cash we have available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes. The actual timing, number, and value of shares repurchased will depend on various factors, including the market price of our common stock, trading volume, general market conditions, and other corporate and economic considerations.

If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, or if they adversely change their recommendations regarding our Class A common stock, the market price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock is influenced by research and reports that securities or industry analysts publish about us, our business, and our market. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our Class A common stock price will likely decline. If any of the analysts who cover us cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the market price of our Class A common stock or trading volume to decline.

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

Risks Related to Our Indebtedness

Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under our indebtedness.

In April 2024, we incurred $345.0 million aggregate principal amount of indebtedness as a result of the issuance of the Company’s 0.750% Convertible Senior Notes due 2029 (the “Notes”). As of December 31, 2025, we had approximately $957.7 million of indebtedness, excluding indebtedness of our subsidiaries and intercompany liabilities. We may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

We and our subsidiaries may be able to incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the indenture governing the Notes (the “Indenture”) from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture that could have the effect of diminishing our ability to make payments on our indebtedness when due. Our Line of Credit restricts our ability to incur additional indebtedness, including secured indebtedness, but if the respective facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness.

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

Item 1C.   Cybersecurity Disclosures

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management initiative is a cornerstone of our information security program, led by our Senior Vice President (“SVP”) of Information Security who reports to our Chief Technology Officer. We maintain the cybersecurity risk program with defined processes for risk identification, detection, response, and recovery, including regular testing and third-party assessments that are intended to protect the confidentiality, integrity, and availability of our critical systems and information.

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

Our cybersecurity risk management initiative includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our enterprise IT environment;
●	an Information Security governance, risk and compliance team that is responsible for managing our cybersecurity risk assessment processes and acts as a check and balance on our cybersecurity team which is responsible for maintaining, monitoring, and updating our security controls as well as managing our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
●	cybersecurity awareness training of our employees, incident response personnel, and senior management;
●	AI security risk management: risk-based practices intended to address cybersecurity risks arising from AI-enabled threats and the use of AI technologies in our operations or products;
●	application of risk-based cybersecurity practices within our product development lifecycle;

●	a cybersecurity incident response plan and playbook that includes procedures for responding to cybersecurity incidents; and
●	a third-party risk management process for service providers that is calibrated based on our assessment of each provider’s operational criticality and risk profile.

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

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.

The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any cybersecurity incidents.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cybersecurity risk management program. Board members receive presentations on cybersecurity topics from our SVP of Information Security, internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.

Our SVP of Information Security manages our cybersecurity risk management program. Our SVP of Information Security has over twenty years of cybersecurity, compliance and leadership experience, has worked at both large enterprises and medium-sized companies, and reports to our Chief Technology Officer. Our Chief Technology Officer and our Chief Digital Officer are primarily responsible for assessing and managing our cyber risks. Our Chief Technology Officer has over thirty-five years of leadership experience in global business operations, including information security and compliance,  and reports to our Chief Executive Officer. Our Chief Digital Officer has more than twenty-five years of consulting and organizational management experience with small to large enterprise-sized clients in a variety of leading industries, primarily involving business innovation, strategy, and large-scale technology enablement, and reports to our Chief Financial Officer. Our SVP of Information Security, Chief Technology Officer and/or Chief Digital Officer work closely with the Vertex Executive Leadership Team to support their oversight responsibilities in relation to the overall cybersecurity risk management program.

Our management team stays informed about significant cybersecurity risks, risk management processes and incidents through regular briefings with the SVP of Information Security, Chief Technology Officer and/or Chief Digital Officer, who in turn supervise and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from security operations personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed including both customer facing and in our internal environment.

Item 2.     Properties

Our corporate headquarters, which includes our operations and development teams, is located in King of Prussia, Pennsylvania, and consists of approximately 189,500 square feet of space under a lease that expires on September 30, 2028.

We also lease offices in Naperville, Illinois; Frankfurt, Germany; Sao Paulo, Brazil; Chennai, India; Killorglin, Ireland; Cork, Ireland; Dublin, Ireland; and Vienna, Austria.

We believe our facilities are adequate for our current and presently foreseeable needs.

Item 3.     Legal Proceedings

On January 25, 2022, we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interference with our contractual relations and to prohibit the disclosure in any way of our confidential, proprietary and/or trade secret information. We are also seeking monetary damages, including punitive damages and attorney’s fees. As of December 31, 2025, the matter remains before the Court and is proceeding through the discovery process. We believe the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

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

Holders

As of December 31, 2025, we had 5 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders. As of December 31, 2025, there were 20 stockholders of record of our Class B common stock.

Dividend Policy

We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The table below presents information with respect to our Class A common stock purchases made during the three months ended December 31, 2025 by us or any "affiliated purchaser", as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
				( in thousands)
October 1-31	—	$—	—	$150,000
November 1-30	—	—	—	150,000
December 1-31	503,890	20.00	503,890	139,921
Total	503,890	$20.00	503,890	$139,921

(1) On October 30, 2025, the Board authorized a stock repurchase program for up to $150.0 million of the Company's outstanding shares of Class A common stock. The stock repurchase program has no termination date and may be modified, suspended or discontinued at any time.

Shares purchased under the repurchase plan do not include shares withheld to satisfy withholding tax obligations.

Stock Performance Graph

The graph below(1) compares the cumulative total return on our Class A common stock with that of the S&P 500 Index(2) and the NASDAQ U.S. Benchmark Software TR Index(3). The period shown commences on December 31, 2020, and ends on December 31, 2025, the end of our most recent fiscal year. The graph assumes an investment of $100 in each of the aforementioned on the close of market on December 31, 2020. The stock price performance graph is not necessarily indicative of future price performance. The information in this paragraph and the following performance graph are deemed to be furnished, not filed.

1 Prepared by Zacks Investment Research, Inc. Used with permission. All rights reserved. Copyright 1980-2026.

2 S&P 500 Index Data: Copyright Standard and Poor’s, Inc. Used with permission. All rights reserved.

3 NASDAQ Index Data: Copyright NASDAQ OMX, Inc. Used with permission. All rights reserved.

Company / Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Vertex, Inc.	$100.00	$45.53	$41.63	$77.27	$153.01	$57.27
S&P 500	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
NASDAQ U.S. Benchmark Software TR	$100.00	$130.86	$87.67	$139.46	$164.53	$183.21

Recent Sales of Unregistered Securities

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

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Annual Report on Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

Vertex is a leading provider of enterprise compliance technology for global commerce. Our software, data, and services help businesses operate with confidence by automating and governing transaction-based compliance obligations that arise wherever they buy, sell, and move goods and services around the world. Our mission is to deliver the most trusted tax technology enabling global businesses to transact, comply, and grow with confidence. Vertex provides cloud-based and on-premise solutions that can be tailored to specific industries for every major line of indirect tax, including sales and consumer use, value added (including e-invoicing), and payroll. Headquartered in North America, and with offices in South America and Europe, Vertex employs over 2,100 professionals and serves companies across the globe.

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

Our customers include a majority of the Fortune 500, as well as a majority of the top 10 companies by revenue in multiple industries such as retail, technology, and manufacturing, in addition to leading marketplaces. Our customer base also includes many of Europe’s largest companies in the industrial and chemical manufacturing, pharmaceutical, medical device and metals and mining industries. As our customers expand geographically and pursue omnichannel business models, their tax determination and compliance requirements increase and become more complex, providing sustainable organic growth opportunities for our business. Our flexible, tiered transaction-based pricing model also results in our customers growing their spend with us as they grow and continue to use our solutions. We principally price our solutions based on a customer’s revenue base, in addition to a number of other factors.

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments, or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift toward cloud deployment models. Cloud-based subscription sales to new customers have grown at a significantly faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 55% and 49% of software subscription revenues from cloud-based subscriptions in 2025 and 2024, respectively. While our on-premise software subscription revenues comprised 45% and 51% of our software subscription revenues for 2025 and 2024, respectively, they continue to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

We license our solutions primarily through our direct sales force, which focuses on selling to qualified leads provided by our marketing efforts, and through our network of referral partners. We also utilize indirect sales to a lesser extent to efficiently grow and scale our enterprise and mid-market revenues.

Our partner ecosystem is a differentiating, competitive strength in both our software development and our sales and marketing activities. We integrate with key technology partners that span ERP, CRM, procurement, billing, POS, and eCommerce. These partners include Adobe/Magento, Coupa, Microsoft Dynamics, NetSuite, Oracle, Salesforce, SAP, SAP Ariba, Shopify, Workday, and Zuora. In 2025, we partnered with Kintsugi to launch Kintsugi powered by Vertex, which enables small- and medium-sized businesses to automate key compliance functions while providing real-time dashboards for jurisdictional liability and exposure tracking. We also collaborate with over 45 accounting and professional services firms who have built implementation practices around our software to serve their customer base.

We believe that global commerce and the compliance environment provide durable and accelerating growth opportunities for our business. We generated revenues of $748.4 million and $666.8 million in 2025 and 2024, respectively. We had net income (loss) of $7.2 million and $(52.7) million in 2025 and 2024, respectively. These amounts are presented in accordance with generally accepted accounting principles in the U.S. (“GAAP”).

We define Adjusted EBITDA as net income or loss before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), income tax expense or benefit, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, changes in the settlement value of deferred purchase commitment liabilities recorded as interest expense, and transaction costs. Adjusted EBITDA was $161.5 million and $151.9 million in 2025 and 2024, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Key Business Metrics” and “Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

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

Retention and expansion of revenues from existing customers. Given the breadth of our customer base and their own internal growth, the majority of our revenues and revenue growth comes from existing customers. This revenue growth is comprised of the acquisition of new licenses for additional products, increases in subscription fees due to expanded usage of currently licensed software and price increases. We plan to continue to invest in new innovations and offerings and in our sales and marketing teams in order to support the ongoing strong retention and expansion of revenues with our existing customers. We continually invest in and focus on elevating and delivering exceptional experiences for our customers, while aiming to build strong, long-term relationships with them. We monitor our net revenue retention rate (“NRR”) in order to understand our ability to retain and grow revenues from our customers. Our NRR was 105% and 109% in 2025 and 2024, respectively. We believe our gross revenue retention rate (“GRR”) provides insight into and demonstrates to investors our ability to retain revenues from our existing customers. Our GRR was 94% and 95% in 2025 and 2024, respectively. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Key Business Metrics– Net Revenue Retention Rate and Gross Revenue Retention Rate” and for further discussion.

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

Investing in growth and scaling our business. We believe that our market opportunity is large, and we will continue to invest significantly in scaling across organizational functions in order to support the anticipated growth in our operations both domestically and internationally. Any investments we make in our research and development and our sales and marketing organization will occur in advance of experiencing the benefits from such investments; therefore, it may be difficult for us to determine if we are efficiently allocating resources in those areas. We may pursue acquisitions or partner arrangements to accelerate its growth initiatives. Refer to Note 3, “Acquisitions” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K for a discussion of our acquisitions.

Customer migration to cloud solutions. Over time, we expect a continued shift to our cloud solutions by our existing and newly acquired customers. When existing customers migrate from our on-premise to our cloud-based solutions, this generally has a favorable impact on our long-term ARR due to price structures and opportunities to promote additional license sales. Over recent years, cloud sales to new customers have grown at a faster rate than sales of on-premise solutions, which is a trend that we expect to continue over time. We generated 55% and 49% of software subscription revenues from cloud-based subscriptions in 2025 and 2024, respectively. We host our cloud-based subscriptions. To the extent that revenues from our cloud-based solutions continue to increase as a percentage of total revenues, our gross margin may decrease as we scale our multi-cloud offerings to support future growth.

Recent Developments

Kintsugi Investment

During the second quarter of 2025, we completed our strategic investment in Kintsugi, a San Francisco-based, AI startup focused on automating sales tax compliance for small and mid-size businesses (the “Kintsugi Investment”). Terms of the agreement included a $15.0 million minority investment representing a 10% ownership interest, as well as an intellectual property sharing and commercial arrangement. Additionally, we have designated one member to Kintsugi’s board of directors. For further information on the Kintsugi Investment, refer to Note 4, “Investments” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Repurchase Program

On October 30, 2025, our Board authorized a stock repurchase program for up to $150.0 million of our outstanding shares of Class A common stock (the “Repurchase Program”). Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. The Repurchase Program has no termination date and may be modified, suspended or discontinued at any time. For further information on our Repurchase Program, refer to Note 11, “Stockholders’ Equity” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

CEO Transition

Effective November 10, 2025, David DeStefano, our Chief Executive Officer, President and Chairperson of the Board, retired as an executive officer. In connection with Mr. DeStefano’s retirement, the Board appointed Christopher Young as Chief Executive Officer, President and a Class III director, also effective as of November 10, 2025.

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

Depreciation and Amortization

Depreciation and amortization expense consists of the allocation of purchased and developed asset costs over the future periods benefited by the use of these assets. These assets include leasehold improvements for our facilities, computers and equipment needed to support our customers and our internal infrastructure and capitalized internal-use software associated with our internal tools. Depreciation and amortization will fluctuate in correlation with our ongoing investment in internal infrastructure costs to support our growth.

Change in Fair Value of Acquisition Contingent Earn-Outs

The change in fair value of acquisition contingent earn-outs consists of fair value adjustments to our Cash Earn-outs (as defined below) and Stock Earn-outs (as defined below) (collectively with the Cash Earn-outs, the “Earn-outs”) related to our 2024 acquisition of ecosio. The Earn-outs will be revalued and adjusted quarterly until the end of the Earn-out periods.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of federal, foreign, state, and local taxes on our loss or income. Vertex and its subsidiaries are generally taxed at the corporate level, and the income tax expense or benefit is based on the income or loss sourced to the U.S. federal and state jurisdictions as well as foreign jurisdictions at the tax rates applicable in those jurisdictions.

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

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Revenues:
Software subscriptions	$639,654	$567,124	$72,530	12.8%
Services	108,790	99,652	9,138	9.2%
Total revenues	748,444	666,776	81,668	12.2%
Cost of revenues:
Software subscriptions (1)	187,816	175,580	12,236	7.0%
Services (1)	79,027	65,071	13,956	21.4%
Total cost of revenues	266,843	240,651	26,192	10.9%
Gross profit	481,601	426,125	55,476	13.0%
Operating expenses:
Research and development (1)	83,715	66,666	17,049	25.6%
Selling and marketing (1)	196,488	170,574	25,914	15.2%
General and administrative (1)	178,685	152,835	25,850	16.9%
Depreciation and amortization	24,812	20,953	3,859	18.4%
Change in fair value of acquisition contingent earn-outs	(17,000)	17,500	(34,500)	(197.1)%
Other operating expense (income), net	12,570	(175)	12,745	(7,282.9)%
Total operating expenses	479,270	428,353	50,917	11.9%
Income (loss) from operations	2,331	(2,228)	4,559	(204.6)%
Interest expense (income), net	(5,248)	(4,137)	(1,111)	26.9%
Income before income taxes	7,579	1,909	5,670	297.0%
Income tax expense	368	54,638	(54,270)	(99.3)%
Net income (loss)	7,211	(52,729)	59,940	(113.7)%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	(44,520)	24,150	(68,670)	(284.3)%
Unrealized loss (gain) on investments, net of tax	9	(13)	22	(169.2)%
Total other comprehensive income (loss), net of tax	(44,511)	24,137	(68,648)	(284.4)%
Total comprehensive income (loss)	$51,722	$(76,866)	$128,588	(167.3)%

(1) Includes stock-based compensation expenses as follows in the table below.

	For the year ended December 31,
(Dollars in thousands)	2025	2024
Cost of revenues, software subscriptions	$5,829	$4,349
Cost of revenues, services	5,062	2,768
Research and development	12,442	9,548
Selling and marketing	15,616	13,204
General and administrative	18,814	17,556
Total stock-based compensation expense	$57,763	$47,425

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the year ended December 31,
	2025	2024
Revenues:
Software subscriptions	85.5%	85.1%
Services	14.5%	14.9%
Total revenues	100.0%	100.0%
Cost of revenues:
Software subscriptions	25.1%	26.3%
Services	10.6%	9.8%
Total cost of revenues	35.7%	36.1%
Gross profit	64.3%	63.9%
Operating expenses:
Research and development	11.2%	10.0%
Selling and marketing	26.3%	25.6%
General and administrative	23.9%	22.9%
Depreciation and amortization	3.3%	3.1%
Change in fair value of acquisition contingent earn-outs	(2.3)%	2.6%
Other operating expense (income), net	1.7%	—%
Total operating expenses	64.1%	64.2%
Income (loss) from operations	0.2%	(0.3)%
Interest expense (income), net	(0.7)%	(0.6)%
Income before income taxes	0.9%	0.3%
Income tax expense	—%	8.2%
Net income (loss)	0.9%	(7.9)%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	(5.9)%	3.6%
Unrealized loss (gain) on investments, net of tax	—%	—%
Total other comprehensive income (loss), net of tax	(5.9)%	3.6%
Total comprehensive income (loss)	6.8%	(11.5)%

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenues

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024	Year-Over-Year Change

Revenues:
Software subscriptions	$639,654	$567,124	$72,530	12.8%
Services	108,790	99,652	9,138	9.2%
Total revenues	$748,444	$666,776	$81,668	12.2%

Revenues increased $81.7 million, or 12.2%, to $748.4 million in 2025 compared to $666.8 million in 2024. The increase in software subscriptions revenues of $72.5 million, or 12.8%, was primarily driven by increases from our existing customers through cross-selling new products, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 7.1% and 6.3% of total software subscriptions revenues in 2025 and 2024, respectively. These increases were partially offset by revenues from customer usage tier-ups being lower in 2025 compared to 2024.

The $9.1 million increase in services revenues was primarily driven by a $7.6 million increase in recurring services revenues due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers. Additionally, there was a $1.5 million increase in software subscription-related services associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions.

Cost of Software Subscriptions Revenues

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024	Year-Over-Year Change

Cost of software subscriptions revenues	$187,816	$175,580	$12,236	7.0%

Cost of software subscriptions revenues increased $12.2 million, or 7.0%, to $187.8 million in 2025 compared to $175.6 million in 2024. The increase was primarily driven by a $10.5 million increase in depreciation and amortization of capitalized software and acquired intangible assets associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the increased amortization of acquired intangible assets. Additionally, there was a $1.7 million increase in costs of personnel supporting period-over-period growth of sales and customers, ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers.

Cost of Services Revenues

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Cost of services revenues	$79,027	$65,071	$13,956	21.4%

Cost of services revenues increased $14.0 million, or 21.4%, to $79.0 million in 2025, compared to $65.1 million in 2024. The increase was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering.

Research and Development

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Research and development	$83,715	$66,666	$17,049	25.6%

Research and development expenses increased $17.0 million, or 25.6%, to $83.7 million in 2025 compared to $66.7 million in 2024. This increase in research and development expenses was primarily due to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces to customer ERP and other software platforms. Additionally, this increase reflects additional research and development investments related to the commercialization of our AI-based Smart Categorization product, other AI-related internal tools and new product initiatives, and other emerging technologies.

Selling and Marketing

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Selling and marketing	$196,488	$170,574	$25,914	15.2%

Selling and marketing expenses increased $25.9 million, or 15.2%, to $196.5 million in 2025 compared to $170.6 in 2024. This increase was primarily driven by a $15.6 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. Additionally, there was an increase of $10.3 million in advertising and promotional spending related to expanded brand awareness efforts.

General and Administrative

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
General and administrative	$178,685	$152,835	$25,850	16.9%

General and administrative expenses increased $25.9 million, or 16.9%, to $178.7 million in 2025 compared to $152.8 million in 2024, primarily driven by planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and other resources in support of our growth.

Depreciation and Amortization

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Depreciation and amortization	$24,812	$20,953	$3,859	18.4%

Depreciation and amortization expenses increased $3.9 million, or 18.4%, to $24.8 million in 2025 compared to $21.0 million in 2024. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Change in Fair Value of Acquisition Contingent Earn-outs

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Change in fair value of acquisition contingent earn-outs	$(17,000)	$17,500	$(34,500)	(197.1)%

Change in fair value of acquisition contingent earn-outs is due entirely to adjustments to the fair values of our acquisition contingent consideration related to the 2024 acquisition of ecosio GmbH (“ecosio”). Cash Earn-outs and Stock Earn-outs of $12,200 and $(29,200), respectively, were recorded during the year ended December 31, 2025. Cash Earn-outs and Stock Earn-outs of $3,365 and $14,135, respectively, were recorded during the year ended December 31, 2024. For further information, refer to Note 3, “Acquisitions” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

Other Operating Expense (Income), net

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Other operating expense (income), net	$12,570	$(175)	$12,745	(7,282.9)%

Other operating expense (income), net increased to $12.6 million of expense in 2025 compared to $(0.2) million of income in 2024. This change was primarily driven by $10.3 million related to legal costs associated with a pending legal claim and $1.6 million in foreign currency transaction losses incurred. For further information regarding the referenced pending legal claim, refer to Note 14, “Commitments and Contingencies” consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K. Other operating expense (income), net for the year ended December 31, 2024 was primarily comprised of a $2.5 million decrease in the contingent consideration liability associated with our 2021 acquisition of Tellutax, LLC (“Tellutax”), which was partially offset by $1.2 million of transaction costs associated with our recent acquisitions, and $1.1 million in foreign currency losses.

Interest Expense (Income), Net

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Interest income, net	$(5,248)	$(4,137)	$(1,111)	26.9%

Interest income, net was $5.2 million for 2025, compared to $4.1 million in 2024. This change was mainly due to several factors: (i) a $0.9 million increase in interest income primarily due to increased dollars invested during the period, (ii) a reduction of $0.4 million of interest expense related to the valuation of our prior year foreign currency forward contracts due to market fluctuations, and (iii) a $0.9 million decrease in interest costs related to the repayment of our Term Loan, which was fully repaid in the second quarter of 2024. These interest income increases were partially offset by $0.7 million in interest expense and a $0.4 million increase in deferred financing costs related to our Notes.

Income Tax Expense

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Income tax expense	$368	$54,638	$(54,270)	(99.3)%

Income tax expense was $0.4 million and $54.6 million for 2025 and 2024, respectively. The decrease in tax expense was primarily driven by reduced increases in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, favorable adjustments for nondeductible purchase commitment and contingent consideration liabilities, partially offset by increased pre-tax income and reduced favorable impact of tax benefits on exercises vesting of stock awards, net of increased limitations on deductions of certain employees’ compensation under Internal Revenue Code (“IRC”) Section 162(m).

During the fourth quarter of 2024, we established a valuation allowance against our U.S. deferred tax assets as it was determined to be more likely than not that these assets will not be realized. This determination was made based on weighing all negative evidence, specifically cumulative losses recognized in our U.S. entity over the past three years. These cumulative losses were mainly due to significant windfall tax benefits realized from the exercises of stock options during the fourth quarter of 2024, driven by an increase in our Class A common stock price during that period. Despite positive evidence of projected future business profitability in our U.S. entity, management determined that this did not outweigh the negative evidence to allow us to conclude it was more likely than not the deferred tax assets would be realized and therefore we recorded a full valuation allowance against these U.S. deferred tax assets as of December 31, 2024, which we have maintained through December 31, 2025.

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

Liquidity and Capital Resources

As of December 31, 2025, we had unrestricted cash and cash equivalents of $314.0 million. Our primary sources of capital include sales of our solutions, proceeds from bank lending facilities, and the offering of existing or future classes of stock.

Historical Cash Flows

Years Ended December 31, 2025 and 2024

The following table presents a summary of our cash flows for the periods indicated:

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024	Year-Over-Year Change
Net cash provided by operating activities	$165,543	$164,821	$722	0.4%
Net cash used in investing activities	(123,745)	(158,151)	34,406	21.8%
Net cash provided by (used in) financing activities	(32,782)	231,257	(264,039)	(114.2)%
Effect of foreign exchange rate changes	3,213	(1,012)	4,225	417.5%
Net increase in cash, cash equivalents and restricted cash	$12,229	$236,915	$(224,686)

Operating Activities. Net cash provided by operating activities of $165.5 million for the year ended December 31, 2025 consisted of net income of $7.2 million, adjusted for non-cash charges of $144.9 million, and cash inflows of $13.7 million related to changes in operating assets and liabilities, which were partially offset by $0.2 million in payments for purchase commitment and contingent consideration liabilities in excess of their initial fair value. The change in operating assets and liabilities was primarily driven by an increase in deferred revenue due to customer growth during the period, which was partially offset by increases in accounts receivable, prepaid expenses and other current assets, as well as decreases in accrued and deferred compensation as a result of the timing of cash collections and payments.

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

Investing Activities. Net cash used in investing activities of $123.7 million for the twelve months ended December 31, 2025 consisted of investments in property and equipment, and capitalized software of $96.2 million and $21.7 million, respectively, related to investments in infrastructure, new products, and enhancements to existing products. During the second quarter of 2025, we invested $15.0 million in the Kintsugi Investment. Additionally, we invested $2.4 million in available-for-sale investment securities, which was more than offset by proceeds of $11.6 million received during the period for sales and maturities in our investment securities. For further information on the Kintsugi Investment, refer to Note 4, “Investments” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

Financing Activities. Net cash used in financing activities of $32.8 million for the twelve months ended December 31, 2025 consisted of $29.0 million in payments for taxes related to the net share settlement of stock-based awards as well as a $5.6 million decrease in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, and $10.1 million paid for repurchases of shares of our Class A common stock through our Repurchase Program. These outflows were partly offset by $7.7 million in proceeds from the exercise of stock options and $4.2 million in proceeds from the purchase of stock under our employee stock purchase plan (“ESPP”).

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

Sources of Credit

As of December 31, 2025, we had a credit agreement with a banking syndicate (the “Credit Agreement”) that provides a $300.0 million revolving facility (the “Line of Credit”).

The Line of Credit expires in March 2029. We are required to pay a quarterly fee on the difference between the $300.0 million allowed maximum borrowings and the unpaid principal balance outstanding under the Line of Credit at the applicable rate. Borrowings under the Credit Agreement will bear interest, at our option, at either the bank base rate plus an applicable margin (the “New Base Rate Option”) or Secured Overnight Financing Rate (“SOFR”) plus an applicable margin (the “SOFR Option”). At December 31, 2025, the New Base Rate Option and the SOFR Option applicable to the Line of Credit were 7.25% and 5.37%, respectively. There were no outstanding borrowings under the Line of Credit at December 31, 2025 or 2024.

Outstanding borrowings under the Credit Agreement are collateralized by nearly all of our assets and contain financial and operating covenants. We were in compliance with these covenants at December 31, 2025. The First Amendment to the Amended and Restated Credit Agreement, dated November 14, 2025, permits us to make dividends or distributions, including share repurchases, provided (i) there is no event of default and (ii) the pro forma secured debt leverage ratio is less than 2.50 to 1.00.

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

Repurchase Program

On October 30, 2025, the Board authorized a stock repurchase program for up to $150.0 million of our outstanding shares of Class A common stock (the “Repurchase Program”). During 2025, we repurchased 503,890 shares of our Class A common stock for an aggregate amount of $10.1 million and have $139.9 million remaining for purchases under our authorization.

The timing and actual number of shares repurchased under the Repurchase Program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. Our Repurchase Program has no termination date and may be suspended, delayed, discontinued, or accelerated at any time. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. For further information on our Repurchase Program, refer to Note 11, “Stockholders’ Equity” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

Contractual Obligations and Commitments. Our contractual obligations and commitments as of December 31, 2025 are summarized in the table below:

	Payments Due by Year
(In thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Notes (1)	$353,626	$2,588	$5,175	$345,863	$—
Financing lease liabilities	115	59	56	—	—
Operating lease liabilities	13,717	4,561	8,784	372	—
Cash Earn-outs (2)	86,600	19,400	67,200	—	—
Stock Earn-outs (2)	18,900	6,500	12,400	—	—
Purchase obligations	94,905	62,254	30,339	2,312	—
Total	$567,863	$95,362	$123,954	$348,547	$—

(1)	The table presents the principal payment made on the maturity date of the Notes. On November 1, 2028, and thereafter, holders have the right, but not the obligation, to convert their Notes. Upon conversion, we will pay or deliver, as applicable, cash, shares of Class A common stock or a combination of cash and shares of Class A common stock at our election. Future interest payments related to the Notes of $8.6 million are included in the table. For further information, refer to Note 10, “Debt” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.
(2)	We have contingent consideration liabilities for Cash Earn-outs and Stock Earn-outs related to the 2024 acquisition of ecosio. For further information, refer to Note 3, “Acquisitions” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

As of December 31, 2025, we have no outstanding borrowings under the Line of Credit. The Notes are due in May 2029. We expect to continue to fund debt maturities and interest payments with cash flows generated from operations, existing cash and cash equivalents, or proceeds from additional financing. For further information on our debt obligations, refer to Note 10, “Debt” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

In connection with the pricing of the Notes on April 23, 2024, we entered into Capped Call Transactions. As of December 31, 2025, all of the Capped Call Transactions remained outstanding. For further information, refer to Note 10, “Debt” to our consolidated financial statements beginning on page F-1 of this Annual Report on Form 10-K.

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

AARPC represents average annual revenue per customer and is calculated by dividing ARR by the number of software subscription customers at the end of the respective period:

	As of December 31,
(Dollars in millions)	2025	2024	Year-Over-Year Change
Annual Recurring Revenue	$671.0	$603.1	$67.9	11.3%

ARR increased by $67.9 million, or 11.3%, at December 31, 2025, as compared to December 31, 2024. The increase was primarily driven by $31.8 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $36.1 million in growth of subscriptions of our solutions to new customers.

At December 31, 2025, we had 4,867 direct customers and approximately $137,867 of AARPC. At December 31, 2024, we had 4,915 direct customers and approximately $122,706 of AARPC. The increase in AARPC was primarily due to expansion of usage by existing customers and adding new customers through organic growth.

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

	As of December 31,
	2025	2024
Net Revenue Retention Rate	105%	109%

NRR decreased by 400 basis points at December 31, 2025 as compared to December 31, 2024. The decrease was largely due to lower growth of additional entitlements as our customers’ annual growth has slowed, keeping them within current bands of usage, slightly higher customer attrition, as well as delayed deal activity seen for some of our large multinational customers due to the macroeconomic environment.

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

	As of December 31,
	2025	2024
Gross Revenue Retention Rate	94%	95%

GRR at December 31, 2025 decreased by 100 basis points from December 31, 2024, due to slightly higher customer attrition primarily concentrated in our smaller customer accounts during the year.

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our credit agreement. We define Adjusted EBITDA as net income or loss before interest (including adjustments to the settlement value of deferred purchase commitment liabilities), income tax expense or benefit, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net income (loss) was $7.2 million and $(52.7) million in 2025 and 2024, respectively, while our net income (loss) margin was 1.0% and (7.9)% over the same periods, respectively. The following schedules reconcile Adjusted EBITDA and Adjusted EBITDA margin to net loss, the most closely directly comparable GAAP financial measure.

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024
Adjusted EBITDA:
Net income (loss)	$7,211	$(52,729)
Interest expense (income), net (1)	(5,248)	(4,137)
Income tax expense	368	54,638
Depreciation and amortization – property and equipment	24,812	20,953
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	69,842	59,302
Amortization of acquired intangible assets – selling and marketing expense	2,277	2,478
Amortization of cloud computing implementation costs – general and administrative expense	3,738	4,007
Stock-based compensation expense	57,763	47,425
Severance expense	6,823	3,048
Acquisition contingent consideration	200	(2,575)
Change in fair value of acquisition contingent earn-outs	(17,000)	17,500
Transaction costs (2)	10,754	2,032
Adjusted EBITDA	$161,540	$151,942

Adjusted EBITDA Margin:
Total revenues	$748,444	$666,776
Adjusted EBITDA margin	21.6%	22.8%
(1) The year ended December 31, 2024 includes $423 for the change in the settlement value of a deferred purchase commitment liability recorded as interest expense.

(2) The year ended December 31, 2025 includes legal expenses associated with pending litigation related to claims we have made against a competitor. For further information, refer to Note 14, “Commitments and Contingencies” to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K.

Adjusted EBITDA increased $9.6 million in 2025 in comparison to 2024 primarily driven by an increase of $69.8 million in non-GAAP gross profit, which was partially offset by a $23.7 million increase in non-GAAP selling and marketing expense, a $21.1 million increase in non-GAAP general and administrative expense, and a $14.9 million increase in non-GAAP research and development expense.

Adjusted EBITDA margin decreased in 2025 by 120 basis points in comparison to 2024 primarily due to strategic investments into information technology infrastructure, business and re-engineering processes and other continuing initiatives related to our 2024 acquisitions.

Free Cash Flow and Free Cash Flow Margin.

We use free cash flow as a critical measure in the evaluation of liquidity in conjunction with related GAAP amounts. We also use this measure when considering available cash, including for decision-making purposes related to dividends and discretionary investments. We consider free cash flow to be an important measure for investors because it measures the amount of cash we generate from our operations after our capital expenditures and capitalization of software development costs. In addition, we base certain of our forward-looking estimates and budgets on free cash flow and free cash flow margin. We define free cash flow as the total of net cash provided by operating activities, less purchases of property and equipment and capitalized software. We define free cash flow margin as free cash flow divided by total revenues for the same period.

Our net cash provided by operating activities was $165.5 million and $164.8 million in 2025 and 2024, respectively, while our operating cash flow margin was 22.1% and 24.7% over the same periods, respectively. The following schedule reconciles free cash flow and free cash flow margin to net cash provided by operating activities, the most closely directly comparable GAAP financial measure.

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024
Free Cash Flow:
Cash provided by operating activities	$165,543	$164,821
Property and equipment additions	(96,236)	(65,769)
Capitalized software additions	(21,718)	(21,344)
Free cash flow	$47,589	$77,708

Free Cash Flow Margin:
Total revenues	$748,444	$666,776
Free cash flow margin	6.4%	11.7%

Free cash flow decreased by $30.1 million in 2025 compared to 2024. This decrease was primarily driven by $30.8 million in additional investments in property and equipment, and capitalized software related to investments in infrastructure, new products, and enhancements to existing products, along with timing of collections from customers. Free cash flow margin decreased in 2025 to 6.4% compared to 11.7% in 2024.

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

	For the year ended
	December 31,
	2025	2024
(Dollars in thousands)
Non-GAAP cost of revenues, software subscriptions	$112,145	$111,929
Non-GAAP cost of revenues, services	$73,965	$62,303
Non-GAAP gross profit	$562,334	$492,544
Non-GAAP gross margin	75.1%	73.9%
Non-GAAP research and development expense	$71,273	$56,395
Non-GAAP selling and marketing expense	$178,595	$154,892
Non-GAAP general and administrative expense	$149,310	$128,224
Non-GAAP operating income	$136,728	$130,989
Non-GAAP net income	$105,772	$100,984

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$187,816	$175,580
Stock-based compensation expense	(5,829)	(4,349)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(69,842)	(59,302)
Non-GAAP cost of revenues, software subscriptions	$112,145	$111,929

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$79,027	$65,071
Stock-based compensation expense	(5,062)	(2,768)
Non-GAAP cost of revenues, services	$73,965	$62,303
Non-GAAP Gross Profit:
Gross profit	$481,601	$426,125
Stock-based compensation expense	10,891	7,117
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	69,842	59,302
Non-GAAP gross profit	$562,334	$492,544

Non-GAAP Gross Margin:
Total revenues	$748,444	$666,776
Non-GAAP gross margin	75.1%	73.9%

Non-GAAP Research and Development Expense:
Research and development expense	$83,715	$66,666
Stock-based compensation expense	(12,442)	(9,548)
Transaction costs	—	(723)
Non-GAAP research and development expense	$71,273	$56,395

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$196,488	$170,574
Stock-based compensation expense	(15,616)	(13,204)
Amortization of acquired intangible assets – selling and marketing expense	(2,277)	(2,478)
Non-GAAP selling and marketing expense	$178,595	$154,892

	For the year ended
	December 31,
(Dollars in thousands)	2025	2024
Non-GAAP General and Administrative Expense:
General and administrative expense	$178,685	$152,835
Stock-based compensation expense	(18,814)	(17,556)
Severance expense	(6,823)	(3,048)
Amortization of cloud computing implementation costs – general and administrative expense	(3,738)	(4,007)
Non-GAAP general and administrative expense	$149,310	$128,224

Non-GAAP Operating Income:
Income (loss) from operations	$2,331	$(2,228)
Stock-based compensation expense	57,763	47,425
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	69,842	59,302
Amortization of acquired intangible assets – selling and marketing expense	2,277	2,478
Amortization of cloud computing implementation costs – general and administrative expense	3,738	4,007
Severance expense	6,823	3,048
Acquisition contingent consideration	200	(2,575)
Change in fair value of acquisition contingent earn-outs	(17,000)	17,500
Transaction costs (1)	10,754	2,032
Non-GAAP operating income	$136,728	$130,989

Non-GAAP Net Income:
Net income (loss)	$7,211	$(52,729)
Income tax expense	368	54,638
Stock-based compensation expense	57,763	47,425
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	69,842	59,302
Amortization of acquired intangible assets – selling and marketing expense	2,277	2,478
Amortization of cloud computing implementation costs – general and administrative expense	3,738	4,007
Severance expense	6,823	3,048
Acquisition contingent consideration	200	(2,575)
Change in fair value of acquisition contingent earn-outs	(17,000)	17,500
Transaction costs (1)	10,754	2,032
Change in settlement value of deferred purchase commitment liability – interest expense	—	423
Non-GAAP income before income taxes	141,976	135,549
Income tax adjustment at statutory rate (2)	(36,204)	(34,565)
Non-GAAP net income	$105,772	$100,984

(1) The year ended December 31, 2025 includes legal expenses associated with pending litigation related to claims we have made against a competitor. For further information, refer to Note 14, “Commitments and Contingencies” to our consolidated financial statements, beginning on page F-1 of this Annual Report on Form 10-K.

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

We account for income taxes using the asset and liability method resulting in the recognition of deferred tax assets and liabilities for future tax consequences of events that have been previously recognized in our consolidated financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law and rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled, the determination of which requires management judgement and which could result in a different result should our expectations of the recovery or settlement timing differ from the actual events. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The effects of future changes in tax laws or rates are not anticipated.

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

We record uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process requiring judgement whereby: (i) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (ii) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We record interest related to underpayment of income taxes as interest expense and penalties as other operating expenses in the consolidated statements of comprehensive income (loss).

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

We had unrestricted cash and cash equivalents of $314.0 million and $296.1 million as of December 31, 2025, and 2024, respectively. We had investments of $9.2 million as of December 31, 2024. We maintain our cash and cash equivalents in deposit accounts, money market funds with various financial institutions, and in short duration fixed income securities. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

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

Borrowings under our Credit Agreement will bear interest, at our option, at either the New Base Rate Option or the SOFR Option. At December 31, 2025, the New Base Rate Option and SOFR Option applicable to the Line of Credit borrowings were 7.25% and 5.37%, respectively. Because the interest rates applicable to borrowings under the Credit Agreement are variable, we are exposed to market risk from changes in the underlying index rates, which affect our cost of borrowing. There were no outstanding borrowings under the Line of Credit at December 31, 2025 or 2024.

Foreign Currency Exchange Rate Risk

Our revenues and expenses are primarily denominated in U.S. dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona, Indian Rupee, and Brazilian Real. Decreases in the relative value of the U.S. dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. dollars. For the years ended December 31, 2025, 2024, and 2023, approximately 5%, 4%, and 4%, respectively, of our revenues were generated in currencies other than U.S. dollars in each respective period.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2025.

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

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Vertex, Inc.

King of Prussia, Pennsylvania

Opinion on Internal Control over Financial Reporting

We have audited Vertex, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements") and our report dated February 24, 2026 expressed an unqualified opinion.

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

/s/ Crowe LLP

Oakbrook Terrace, Illinois

February 24, 2026

Item 9B.   Other Information

None.

Trading Plans

During the three months ended December 31, 2025, no director or officer of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2025.

Our Insider Trading Policy includes our policy governing the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. This policy is included as Exhibit 19.1 hereto.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the relevant information from our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders, which will be filed not later than 120 days after the end of the fiscal year ended December 31, 2025.

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

Item 16.   Form 10-K Summary

None.

INDEX TO EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

3.1	Form of Amended and Restated Certificate of Incorporation of Vertex, Inc.	S-1/A	333-239644	3.1	07/20/20
3.2	Second Amended and Restated Bylaws of Vertex, Inc.	10-K	001-39413	3.2	02/27/25
4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-239644	4.1	07/24/20
4.2	Form of Third Amended and Restated Stockholders' Agreement.	S-1/A	333-239644	4.2	07/24/20
4.3	Description of Capital Stock	10-K	333-239644	4.3	03/15/21
4.4	Indenture, dated April 26, 2024, between Vertex, Inc. and U.S. Bank Trust Company, National Association.	8-K	001-39413	4.1	04/26/24
10.1	Second Amendment to the Credit Agreement by and among Vertex, Inc., the guarantors party thereto, PNC Bank, National Association, and the lenders party thereto, dated as of March 8, 2022.	8-K	001-39413	10.1	03/09/22
10.3#	Form of Indemnification Agreement between Vertex, Inc. and each of its Executive Officers and Directors.	S-1/A	333-239644	10.3	07/20/20
10.4	2007 Stock Appreciation Plan.	S-1	333-239644	10.4	07/02/20
10.5#	Form of Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and Lisa Butler.	S-1/A	333-239644	10.5	07/20/20
10.6#	Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and David DeStefano.	S-1/A	333-239644	10.6	07/20/20
10.7#	Form of Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and Bryan Rowland.	S-1/A	333-239644	10.7	07/20/20
10.8#	Form of Executive Employment Agreement, as amended and restated, by and between Vertex, Inc. and John Schwab.	S-1/A	333-239644	10.8	07/20/20
10.9#	Retirement Agreement and Release, by and between Vertex, Inc. and David DeStefano, dated October 20, 2025.	8-K	001-39413	10.1	10/21/25
10.10#	Executive Employment Agreement, by and between Vertex, Inc. and Christopher Young.	8-K	001-39413	10.2	10/21/25
10.11	Form of S Corporation Termination and Tax Sharing Agreement.	S-1/A	333-239644	10.9	07/20/20
10.12#	Vertex Inc. & Subsidiaries 2010 Long-Term Rewards Plan.	S-1/A	333-239644	10.10	07/20/20
10.13#	Vertex Inc. & Subsidiaries 2018 Long-Term Rewards Plan.	S-1/A	333-239644	10.11	07/20/20

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

10.14#	Form of Stock Option Amendment Agreement.	S-1/A	333-239644	10.12	07/20/20
10.15#	Form of Option Award Agreement under 2020 Incentive Award Plan for Amended Options.	S-1/A	333-239644	10.13	07/20/20
10.16#	Form of Option Award Agreement under 2020 Incentive Award Plan for Amended Stock Appreciation Rights.	S-1/A	333-239644	10.14	07/20/20
10.17#	Vertex, Inc. 2020 Incentive Award Plan.	S-1/A	333-239644	10.15	07/20/20
10.18#	Form of Option Award Agreement under 2020 Incentive Award Plan.	S-1/A	333-239644	10.16	07/20/20
10.19#	Form of Restricted Stock Award Agreement under 2020 Incentive Award Plan.	S-1/A	333-239644	10.17	07/20/20
10.20#	Form of Restricted Stock Unit Award Agreement under 2020 Incentive Award Plan.	S-1/A	333-239644	10.18	07/20/20
10.21#	Form of Stock Award Agreement under 2020 Incentive Award Plan.	S-1/A	333-239644	10.19	07/20/20
10.22	Fourth Amendment to Credit Agreement by and among Vertex, Inc., the guarantors party thereto, PNC Bank, National Association, as administrative agent, and the lenders party, thereto, dated as of April 19, 2024.	8-K	001-39413	10.1	04/23/24
10.23	Form of Capped Call Confirmation.	8-K	001-39413	10.1	04/26/24
10.24	Amended and Restated Credit Agreement by and among Vertex, Inc., the guarantors party thereto, PNC Bank, National Association, as administrative agent, and the lenders party, thereto, dated as of November 4, 2024.	8-K	001-39413	10.1	11/08/24
10.25	First Amendment to Credit Agreement by and among Vertex, Inc., the guarantors party thereto, PNC Bank, National Association, as administrative agent, and the lenders party, thereto, dated as of November 14, 2025.	8-K	001-39413	10.1	11/20/25
19.1	Insider Trading Policy.	10-K	001-39413	19.1	02/27/25
21.1	List of Subsidiaries	S-1/A	333-239644	21.1	07/20/20
23.1	Consent of Crowe LLP					X
24.1	Power of Attorney					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X
97.1#	Vertex, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39413	97.1	02/29/24
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

#    Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vertex, Inc.

Date: February 24, 2026	By:	/s/ CHRISTOPHER YOUNG
Christopher Young
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CHRISTOPHER YOUNG	President and Chief Executive Officer
Christopher Young	(Principal Executive Officer)	February 24, 2026

/s/ JOHN SCHWAB	Chief Financial Officer
John Schwab	(Principal Financial Officer)	February 24, 2026

/s/ RYAN LEIB	Chief Accounting Officer
Ryan Leib	(Principal Accounting Officer)	February 24, 2026

/s/ DAVID DESTEFANO
David DeStefano	Chairperson of the Board	February 24, 2026

*
Eric Andersen	Director	February 24, 2026

*
Bradley Gayton	Director	February 24, 2026

*
Mark J. Mendola	Director	February 24, 2026

*
Philip Saunders	Director	February 24, 2026

*
J. Richard Stamm	Director	February 24, 2026

*
Amanda Radcliffe	Director	February 24, 2026

*
Stefanie Thompson	Director	February 24, 2026

* The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above named directors of the Registrant and filed with the Securities and Exchange Commission on behalf of such directors.

Date: February 24, 2026	By:	/s/ BRYAN ROWLAND
Bryan Rowland
Attorney-in-Fact for Director

VERTEX, INC. AND SUBSIDIARIES

7

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Vertex, Inc.
King of Prussia, Pennsylvania

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vertex, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2026 expressed an unqualified opinion.

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

Oakbrook Terrace, Illinois

February 24, 2026

Vertex, Inc. and Subsidiaries

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$314,009	$296,051
Funds held for customers	24,286	30,015
Accounts receivable, net of allowance of $11,466 and $16,838, respectively	183,446	164,432
Prepaid expenses and other current assets	38,966	36,678
Investment securities available-for-sale, at fair value (amortized cost of $0 and $9,147, respectively)	—	9,157
Total current assets	560,707	536,333
Property and equipment, net of accumulated depreciation	209,727	177,559
Capitalized software, net of accumulated amortization	35,480	36,350
Goodwill and other intangible assets	396,006	363,021
Deferred commissions	31,907	27,480
Deferred income tax asset	85	19
Operating lease right-of-use assets	9,678	11,956
Long-term investment	15,000	—
Other assets	12,245	14,073
Total assets	$1,270,835	$1,166,791
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,557	$36,215
Accrued expenses	43,642	35,169
Customer funds obligations	21,802	27,406
Accrued salaries and benefits	23,992	14,581
Accrued variable compensation	34,593	45,507
Deferred revenue, current	382,839	339,326
Current portion of operating lease liabilities	4,283	3,995
Current portion of finance lease liabilities	55	77
Purchase commitment and contingent consideration liabilities, current	25,900	35,100
Total current liabilities	574,663	537,376
Deferred revenue, net of current portion	5,209	4,840
Debt, net of current portion	337,477	335,220
Operating lease liabilities, net of current portion	8,903	12,585
Finance lease liabilities, net of current portion	54	10
Purchase commitment and contingent consideration liabilities, net of current portion	79,600	87,400
Deferred income tax liabilities	5,664	9,918
Deferred other liabilities	345	90
Total liabilities	1,011,915	987,439
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 77,580 and 70,670 shares issued and outstanding, respectively	77	71
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 82,156 and 86,481 shares issued and outstanding, respectively	82	86
Treasury stock, at cost, 504 and 0 shares, respectively	(10,094)	—
Additional paid in capital	316,327	278,389
Accumulated deficit	(46,104)	(53,315)
Accumulated other comprehensive loss	(1,368)	(45,879)
Total stockholders' equity	258,920	179,352
Total liabilities and stockholders' equity	$1,270,835	$1,166,791

The accompanying notes are an integral part of the consolidated financial statements.

Vertex, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

	For the year ended December 31,
	2025	2024	2023
Revenues:
Software subscriptions	$639,654	$567,124	$480,830
Services	108,790	99,652	91,557
Total revenues	748,444	666,776	572,387
Cost of revenues:
Software subscriptions	187,816	175,580	162,920
Services	79,027	65,071	60,888
Total cost of revenues	266,843	240,651	223,808
Gross profit	481,601	426,125	348,579
Operating expenses:
Research and development	83,715	66,666	58,212
Selling and marketing	196,488	170,574	140,237
General and administrative	178,685	152,835	145,936
Depreciation and amortization	24,812	20,953	15,202
Change in fair value of acquisition contingent earn-outs	(17,000)	17,500	—
Other operating expense (income), net	12,570	(175)	6,502
Total operating expenses	479,270	428,353	366,089
Income (loss) from operations	2,331	(2,228)	(17,510)
Interest expense (income), net	(5,248)	(4,137)	4,164
Income (loss) before income taxes	7,579	1,909	(21,674)
Income tax expense (benefit)	368	54,638	(8,581)
Net income (loss)	7,211	(52,729)	(13,093)
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	(44,520)	24,150	(5,978)
Unrealized loss (gain) on investments, net of tax	9	(13)	(32)
Total other comprehensive income (loss), net of tax	(44,511)	24,137	(6,010)
Total comprehensive income (loss)	$51,722	$(76,866)	$(7,083)

Net income (loss) per share of Class A and Class B, basic	$0.05	$(0.34)	$(0.09)
Net income (loss) per share of Class A and Class B, diluted	$0.04	$(0.34)	$(0.09)

The accompanying notes are an integral part of the consolidated financial statements.

Vertex, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock				Treasury Stock				Accumulated
	Outstanding	Class A	Outstanding	Class B			Additional	Retained Earnings	Other	Total
	Class A	Common	Class B	Common	Treasury	Treasury	Paid In	(Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit)	Income (Loss)	Equity
Balance, January 1, 2023	50,014	$50	100,307	$100	—	$—	$244,820	$12,507	$(27,752)	$229,725
Exercise of stock options, net	2,468	3	—	—	—	—	(29)	—	—	(26)
Shares issued upon vesting of Restricted Stock Units, net	511	1	—	—	—	—	(4,690)	—	—	(4,689)
Shares issued upon vesting of Restricted Stock Awards, net	198	—	—	—	—	—	(146)	—	—	(146)
Shares issued in connection with ESPP	152	—	—	—	—	—	2,486	—	—	2,486
Stock-based compensation expense	—	—	—	—	—	—	32,714	—	—	32,714
Class B shares exchanged for Class A shares	7,646	7	(7,646)	(7)	—	—	—	—	—	—
Unrealized gain from available-for-sale investments, net of tax	—	—	—	—	—	—	—	—	32	32
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	5,978	5,978
Net loss	—	—	—	—	—	—	—	(13,093)	—	(13,093)
Balance, December 31, 2023	60,989	61	92,661	93	—	—	275,155	(586)	(21,742)	252,981
Exercise of stock options, net	2,455	2	—	—	—	—	1,435	—	—	1,437
Shares issued upon vesting of Restricted Stock Units, net	846	1	—	—	—	—	(14,205)	—	—	(14,204)
Shares issued upon vesting of Restricted Stock Awards, net	84	—	—	—	—	—	(290)	—	—	(290)
Shares issued in connection with ESPP	116	—	—	—	—	—	2,998	—	—	2,998
Stock-based compensation expense	—	—	—	—	—	—	44,811	—	—	44,811
Class B shares exchanged for Class A shares	6,180	7	(6,180)	(7)	—	—	—	—	—	—
Purchase of capped calls, net of tax	—	—	—	—	—	—	(31,517)	—	—	(31,517)
Tax impact on capped calls	—	—	—	—	—	—	2	—	—	2
Unrealized gain from available-for-sale investments, net of tax	—	—	—	—	—	—	—	—	13	13
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	(24,150)	(24,150)
Net loss	—	—	—	—	—	—	—	(52,729)	—	(52,729)
Balance, December 31, 2024	70,670	71	86,481	86	—	—	278,389	(53,315)	(45,879)	179,352
Exercise of stock options, net	1,252	1	—	—	—	—	7,555	—	—	7,556
Shares issued upon vesting of Restricted Stock Units, net	1,061	1	—	—	—	—	(28,089)	—	—	(28,088)
Shares issued upon vesting of Restricted Stock Awards, net	34	—	—	—	—	—	—	—	—	—
Shares issued upon vesting of Performance Stock Units, net	35	—	—	—	—	—	(711)	—	—	(711)
Shares issued in connection with ESPP	203	—	—	—	—	—	4,236	—	—	4,236
Stock-based compensation expense	—	—	—	—	—	—	54,943	—	—	54,943
Class B shares exchanged for Class A shares	4,325	4	(4,325)	(4)	—	—	—	—	—	—
Repurchases of shares	—	—	—	—	504	(10,094)	—	—	—	(10,094)
Tax impact on capped calls	—	—	—	—	—	—	4	—	—	4
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	—	—	(9)	(9)
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	44,520	44,520
Net income	—	—	—	—	—	—	—	7,211	—	7,211
Balance, December 31, 2025	77,580	$77	82,156	$82	504	$(10,094)	$316,327	$(46,104)	$(1,368)	$258,920

The accompanying notes are an integral part of the consolidated financial statements.

Vertex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net income (loss)	$7,211	$(52,729)	$(13,093)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96,931	82,733	71,891
Amortization of cloud computing implementation costs	3,738	4,007	2,570
Provision for subscription cancellations and non-renewals	2,700	199	2,083
Amortization of deferred financing costs	2,721	2,033	266
Change in fair value of contingent consideration liabilities	(16,800)	14,925	—
Change in settlement value of deferred purchase commitment liability	—	423	—
Write-off of deferred financing costs	—	276	—
Stock-based compensation expense	57,763	47,425	33,919
Deferred income taxes	(5,395)	51,068	(11,574)
Non-cash operating lease costs	3,258	2,857	2,587
Other	(54)	(203)	5,335
Changes in operating assets and liabilities:
Accounts receivable	(12,880)	(22,076)	(45,222)
Prepaid expenses and other current assets	(5,805)	(14,207)	(6,354)
Deferred commissions	(4,428)	(6,242)	(5,774)
Accounts payable	1,225	11,615	9,241
Accrued expenses	8,128	(12,323)	5,837
Accrued and deferred compensation	(5,170)	9,232	7,516
Deferred revenue	35,674	51,096	18,172
Operating lease liabilities	(4,323)	(3,999)	(4,224)
Payments for purchase commitment and contingent consideration liabilities in excess of initial fair value	(200)	(4,367)	—
Other	1,249	3,078	1,156
Net cash provided by operating activities	165,543	164,821	74,332
Cash flows from investing activities:
Acquisition of businesses and assets, net of cash acquired	—	(71,755)	—
Long-term investment	(15,000)	—	—
Property and equipment additions	(96,236)	(65,769)	(49,261)
Capitalized software additions	(21,718)	(21,344)	(18,972)
Purchase of investment securities, available-for-sale	(2,398)	(15,993)	(16,328)
Proceeds from sales and maturities of investment securities, available-for-sale	11,607	16,710	18,390
Net cash used in investing activities	(123,745)	(158,151)	(66,171)
Cash flows from financing activities:
Net increase (decrease) in customer funds obligations	(5,604)	9,675	5,610
Proceeds from convertible senior notes	—	345,000	—
Principal payments on long-term debt	—	(46,875)	(2,188)
Payments on third-party debt	—	(3,904)	—
Payment for purchase of capped calls	—	(42,366)	—
Payments for deferred financing costs	—	(12,541)	(1,001)
Repurchases of shares	(10,094)	—	—
Proceeds from purchases of stock under ESPP	4,236	2,998	2,486
Payments for taxes related to net share settlement of stock-based awards	(28,950)	(21,516)	(9,701)
Proceeds from exercise of stock options	7,706	8,459	4,839
Payments for purchase commitment and contingent consideration liabilities	—	(7,580)	(6,424)
Payments for deferred purchase commitments	—	—	(20,000)
Payments of finance lease liabilities	(76)	(93)	(103)
Net cash provided by (used in) financing activities	(32,782)	231,257	(26,482)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,213	(1,012)	724
Net increase (decrease) in cash, cash equivalents and restricted cash	12,229	236,915	(17,597)
Cash, cash equivalents and restricted cash, beginning of period	326,066	89,151	106,748
Cash, cash equivalents and restricted cash, end of period	$338,295	$326,066	$89,151
Reconciliation of cash, cash equivalents and restricted cash to the Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$314,009	$296,051	$68,175
Restricted cash—funds held for customers	24,286	30,015	20,976
Total cash, cash equivalents and restricted cash, end of period	$338,295	$326,066	$89,151

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

Prior to June 5, 2024, the Company owned an 80% controlling equity interest in Systax Sistemas Fiscais LTD (“Systax”), a provider of Brazilian transaction tax content and software. Systax was determined to be a variable interest entity, and the accounts were included in the consolidated financial statements. The Company did not have full decision-making authority over Systax; however, the Company was the entity that most significantly participated in the variability of the fair value of Systax’s net assets and was considered the entity most closely associated to Systax. As such, the Company was deemed the primary beneficiary of Systax and consolidated Systax into its consolidated financial statements. On June 5, 2024, the Company acquired the remaining 20% equity interest in Systax, resulting in Systax becoming a wholly owned subsidiary of the Company, and is consolidated into the consolidated financial statements.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents, which include highly liquid investment securities, available-for-sale securities, funds held for customers and accounts receivable.

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The Company does not require collateral from its customers. Allowances are maintained for credit losses. Credit risk related to accounts receivable is limited due to the industry and geographic diversity within the Company's customer base. No single customer accounted for more than 10% of revenues for the years ended December 31, 2025, 2024, and 2023.

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

In accordance with Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, the Company presents changes in restricted cash in the consolidated statement of cash flows.

Funds Held for Customers

Funds held for customers in the consolidated balance sheets represent customer funds advanced for transaction tax return payments. Funds held for customers are restricted for the sole purpose of remitting such funds to satisfy obligations on behalf of such customers and are deposited at FDIC-insured institutions. Customer obligations are included in current liabilities in the consolidated balance sheets, as the obligations are expected to be settled within one year.

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

Software Development Costs

Internal-Use Software

The Company follows Accounting Standards Codification (“ASC”) 350-40 to account for development costs incurred for the costs of computer software developed or obtained for internal use. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Capitalized internal-use software costs are primarily comprised of direct and contracted labor, and related expenses. ASC 350-40 includes specific guidance on costs not to be capitalized, such as overhead, general and administrative, and training costs. Internal-use software includes software utilized for cloud-based solutions as well as software for internal systems and tools. Costs are capitalized once the project is defined, funding is committed, and it is confirmed the software will be used for its intended use. Capitalization of these costs concludes once the project is substantially complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred. Internal-use software is included in internal-use software developed in property and equipment in the consolidated balance sheets once available for its intended use. Depreciation expense for internal-use software utilized for cloud-based customer solutions and for software for internal systems and tools is included in cost of revenues, software subscriptions, and depreciation and amortization, respectively, in the consolidated statements of comprehensive income (loss).

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

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis using the straight-line method over periods between three to five years and are included in cost of revenues - software subscriptions in the consolidated statements of comprehensive income (loss). Unamortized capitalized software development costs determined to be in excess of the net realizable value of the product are expensed immediately.

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

Amortization expense for capitalized cloud computing implementation costs for the years ended December 31, 2025, 2024 and 2023 were $3,738, $4,007, and $2,570, respectively, and are included in general and administrative expense in the consolidated statements of comprehensive income (loss).

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

Business Combinations

Upon acquisition of a company, the Company determines if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

business, the assets acquired, liabilities assumed, consideration transferred and amounts attributed to noncontrolling interests, are recorded at fair value. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired, liabilities assumed, consideration transferred, and amounts attributed to noncontrolling interests at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these amounts. The determination of the fair values is based on estimates and judgments made by management. The Company’s estimates of fair value are based upon assumptions it believes to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments to these values as of the acquisition date are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired, liabilities assumed, consideration transferred, and noncontrolling interests is received, and is not to exceed one year from the acquisition date (the “Measurement Period”). Thus, the Company may record adjustments to the fair value of these tangible and intangible assets acquired, liabilities assumed, consideration transferred, and noncontrolling interests, with the corresponding offset to goodwill during this Measurement Period. Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company would collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided the Company is within the Measurement Period, with any adjustments to amortization of new or previously recorded identifiable intangibles being recorded to the consolidated statements of comprehensive income (loss) in the period in which they arise. In addition, if outside of the Measurement Period, any subsequent adjustments to the acquisition date fair values are included in the consolidated statements of comprehensive income (loss) in the period in which they arise.

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

As provided by ASU 2017-04, Simplifying the Test for Goodwill Impairment, the quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired. An impairment loss is recognized for any excess of the carrying amount of the reporting unit over its fair value up to the amount of goodwill allocated to the reporting unit. Income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit are considered when measuring the goodwill impairment loss, if applicable.

Convertible Senior Notes

The Company accounts for its Notes (as defined in Note 10) wholly as debt under ASU 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20.) Debt issuance costs incurred in connection with the issuance of the Notes are included in the consolidated balance sheets as a direct deduction from the carrying amount of the Notes. These costs are amortized on a straight-line basis, which approximates the effective interest method, over the contractual term of the Notes and are included within interest expense (income), net on the consolidated statements of comprehensive income (loss).

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

Deferred Financing Costs

The Company capitalizes costs related to obtaining, renewing, or extending loan agreements and amortizes these costs on a straight-line basis, which approximates the effective interest method, over the life of the loan. Deferred financing costs related to undrawn debt are included in other assets in the consolidated balance sheets in accordance with ASC 835-30, Interest—Imputation of Interest.

Treasury Stock

Payments made for repurchases of the Company’s Class A common stock, including all direct costs to acquire the stock, are included in treasury stock in the consolidated balance sheet in accordance with ASC 505-30, Equity — Treasury Stock. Treasury stock is repurchased at the market price on the trade date and is held until the shares are reissued or retired. The Company accounts for treasury stock under the cost method. To determine the cost of treasury stock that is either sold or re-issued, the first in, first out method is used. When treasury stock is re-issued at a price higher than its cost, the difference is recorded to additional paid-in capital in the consolidated balance sheets. Conversely, when treasury stock is re-issued at a price lower than its cost, the difference is recorded to additional paid-in capital to the extent that there are previously recorded gains to offset the losses and a decrease in retained earnings (deficit) for any remaining amount.

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

The ESPP permits participants to purchase Class A common stock through payroll deductions, up to a specified percentage of their eligible compensation. The plan is a compensatory plan as it allows participants to purchase stock at a 15% discount from the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

period (the “ESPP Discount”). The ESPP is accounted for as an equity classified award. Stock-based compensation expense for the ESPP is measured based on the fair value of the ESPP award at the start of the offering period. The fair value is comprised of the value of the ESPP Discount and the value associated with the variability in the Class A common stock price during the offering period (the “Call/Put”), which is estimated using the Black-Scholes model. Compensation cost is recognized on a straight-line basis over the respective offering period.

The Company has elected to recognize award forfeitures as they occur.

Leases

In accordance with ASU No. 2016-02, Leases (“ASC 842”), the Company determines if an arrangement is or contains a lease at its inception. The Company has elected not to recognize on the balance sheet leases with terms of one year or less as a practical expedient.

For leases with terms greater than 12 months, the Company records an operating lease right-of-use asset or finance lease asset and related lease liability at the present value of lease payments over the lease term. The implicit rate for individual leases is generally not readily determinable; therefore, the Company uses its incremental borrowing rate at lease commencement to determine the present value of lease payments. Leases with an option to extend the related lease term or terminate early are included in the lease term when it is reasonably certain that the Company will exercise such options. The Company recognizes expense for operating leases on a straight-line basis over the lease term plus any variable lease costs.

The Company does not recognize a right-of-use asset or lease liability for leases with an initial term equal to or less than 12 months (“short-term leases”) on its consolidated balance sheets. The Company recognizes expense on short-term leases in the consolidated statements of comprehensive income (loss) on a straight-line basis over the lease term.

Self-insurance

The Company is self-insured for the majority of its health insurance costs, including medical claims subject to certain stop-loss provisions. Management periodically reviews the adequacy of the Company’s stop-loss insurance coverage. The Company records an estimate of claims incurred but not reported, based on management’s judgment and historical experience. Self-insurance accruals are $2,715 and $2,240 at December 31, 2025 and 2024, respectively, and are included in accrued salaries and benefits in the consolidated balance sheets. Material differences may result in the amount and timing of insurance expense if actual experience differs significantly from management’s estimates.

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Reimbursable Costs

Reimbursable costs passed through and invoiced to customers of the Company are recorded as services revenues with the associated expenses recorded as cost of revenues, services in the consolidated statements of comprehensive income (loss). These amounts were $407, $431, and $17 for the years ended December 31, 2025, 2024, and 2023, respectively.

Research and Development

Research and development costs consist primarily of personnel and related expenses for research and development activities including salaries, benefits, and other compensation. Research and development costs are expensed as incurred in accordance with ASC 730, Research and Development, and are included in the consolidated statements of comprehensive income (loss).

Advertising

Advertising expense is recorded as incurred and is included in selling and marketing expense in the consolidated statements of comprehensive income (loss). Total advertising expense was $23,138, $26,333, and $26,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

Foreign Currency

The Company transacts business in various foreign currencies. Management has concluded that the local country’s currency is the functional currency of its foreign operations. Consequently, operating activities outside the U.S. are translated into U.S. dollars using average exchange rates, while assets and liabilities of operations outside the U.S. are translated into U.S. dollars using exchange rates at the balance sheet date. The effects of foreign currency translation adjustments are included in total stockholders’ equity as a component of accumulated other comprehensive loss in the consolidated balance sheets. Related periodic movements in exchange rates are included in other comprehensive loss in the consolidated statements of comprehensive income (loss). Other operating expense, net in the consolidated statements of comprehensive income (loss) includes net foreign exchange transaction (losses) of $(1,621), $(1,067), and $(109) for the years ended December 31, 2025, 2024, and 2023, respectively.

Investments

The Company’s investment securities portfolio consisted of the following: money market mutual funds invested in high quality, short-term money market instruments which are issued and payable in U.S. dollars (“Money Market Funds”), bank and corporate issued commercial paper (“Commercial Paper”), corporate bonds (“Corporate Bonds”), and U.S. treasury securities (“Treasury Securities”). The Money Market Funds and a portion of the Commercial Paper were considered cash and cash equivalents due to their short maturity dates. These securities were carried at fair value, with the realized holding gains and (losses), net of tax, reported in the interest expense, net line of the consolidated statements of comprehensive income (loss). Realized holding gains and (losses), net of tax, were not material. The Money Market Funds qualify as equity securities per ASC 321, Investments – Equity Securities. The Commercial Paper, Corporate Bonds, and U.S. Treasury Securities qualify as debt securities per ASC 320, Investments– Debt Securities, and were classified as available-for-sale as they may have been liquidated and used for general corporate purposes. These securities were carried at fair value, with the unrealized holding gains and (losses), net of tax, reported in other comprehensive (income) loss and do not affect earnings until realized. None of the Company’s debt securities were classified as trading or held-to-maturity. During 2025, the Company fully liquidated these securities, resulting in a realized gain of $19, which is included in the interest expense (income), net line of the consolidated statements of comprehensive income for the year ended December 31, 2025.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The Company accounts for its Kintsugi Investment (defined in Note 4) in accordance with ASC 805-50-30-3. The Company classified the preferred stock as an equity security under ASC 321, Investments – Equity Securities. As Kintsugi is a privately held company without a readily determinable fair value, the preferred stock qualifies for the measurement alternative under ASC 321 and is measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer. The carrying value of the Kintsugi Investment is presented in the long-term investment line in the consolidated balance sheets.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process whereby: (i) management determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (ii) for those tax positions that meet the more likely than not recognition threshold, management recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records interest related to underpayment of income taxes as interest expense and penalties as other operating expenses in the consolidated statements of comprehensive income (loss).

The Company assesses its income tax positions and records tax benefits or expense based upon management’s evaluation of the facts, circumstances, and information available at the reporting date. Variations in the actual outcome of these future tax consequences could materially impact the consolidated financial statements.

Total Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net loss and other comprehensive (income) loss. Other comprehensive (income) loss refers to revenues, expenses, gains and losses that under U.S. GAAP are recorded as elements of stockholders' equity but are excluded from net loss. Other comprehensive (income) loss is comprised of foreign currency translation adjustments and revaluations, and unrealized (gains) losses on available-for-sale debt securities.

Earnings Per Share (“EPS”)

The Company has two classes of common stock outstanding and thus calculates EPS following the two-class method. This method allocates earnings for the respective periods between the two classes of common stock in proportion to the weighted average shares outstanding for each class of common stock as a percentage of total weighted average shares of both classes of common stock outstanding. Neither the Class A common stock nor Class B common stock has any liquidity or dividend preferences and are both considered to be participating securities.

Basic and diluted net income (loss) per share attributable to common stockholders is calculated using the treasury stock and if-converted methods. The basic net income (loss) per share attributable to Class A common stockholders includes RSAs, RSUs, PSUs, and ESPP shares once vesting or purchase contingencies are resolved, and the related shares

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

are deemed to be outstanding. The diluted net income (loss) per share attributable to Class A common stockholders is computed by giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, all options to purchase shares of Class A common stock and nonvested RSAs and RSUs are considered common stock equivalents. PSUs are included in the computation of diluted net income per share only to the extent that the underlying performance conditions are satisfied prior to the end of the reporting period or would be satisfied if the end of the reporting period were the end of the related performance period, and if the effect would be dilutive. The portion of ESPP shares for which the Company has received payments but for which the related shares are not yet issuable are also considered potential common stock equivalents. Additionally, the dilutive effect of shares issuable upon conversion of the Notes is included in the calculation of diluted EPS by application of the if-converted method. In connection with the issuance of the Notes, the Company entered into the Capped Call Transactions, which are not included for purposes of calculating the number of diluted weighted-average shares outstanding, as their effect would be anti-dilutive. The Company has included the effect of its Class A common stock to be issued in connection with the first-year Stock Earn-outs (defined in Note 4) in diluted net income per share as the underlying performance conditions were satisfied prior to the end of the reporting period. In periods of net loss available to common stockholders, diluted calculations are equal to basic calculations because the inclusion of potential common stock equivalents would be anti-dilutive.

Supplemental Balance Sheet Information

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of December 31,
	2025	2024
Prepaid expenses and other current assets:
Prepaid expenses	$13,068	$15,223
Unamortized cloud computing implementation costs	4,666	4,088
Prepaid insurance	1,229	1,488
Prepaid licenses and support	20,003	15,879
Prepaid expenses and other current assets	$38,966	$36,678

Other assets:
Unamortized cloud computing implementation costs	$8,518	$10,173
Other assets	3,727	3,900
Total other assets	$12,245	$14,073

Accrued expenses:
Accrued general expenses	$18,918	$14,862
Accrued contract labor and professional fees	17,624	15,152
Accrued income and other taxes	7,100	5,155
Accrued expenses	$43,642	$35,169

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Supplemental Cash Flow Disclosures

Supplemental cash flow disclosures are as follows for the respective periods:

	For the year ended December 31,
	2025	2024	2023
Cash paid for:
Interest	$3,317	$3,287	$3,729
Income taxes, net of refunds	1,916	8,593	5,652
Cash paid included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,649	3,679	4,019
Non-cash investing and financing activities:
Change in settlement value of deferred purchase commitment liability	—	423	4,020
Change in fair value of contingent consideration liabilities	(16,800)	14,925	1,549
Leased assets obtained in exchange for new finance lease liabilities	93	48	124

Recently Adopted Accounting Pronouncements

Income Tax Disclosures

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Entities will be required to disclose additional information in specified categories in the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. The standard also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold and eliminates certain existing disclosures. In addition to new disclosures associated with the rate reconciliation, the standard requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The Company adopted the standard on a retrospective basis effective for its annual period ending December 31, 2025. The adoption of the standard only impacted disclosures. See Note 16 “Income Taxes.”

Recently Issued Accounting Pronouncements

Interim Reporting (Topic 270): Narrow-Scope Improvements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The standard provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The standard does not change the fundamental nature of interim reporting. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact of the standard on its interim reporting processes, including updates to disclosure controls, and interim footnote structure. However, the Company does not expect the adoption of the standard to have a material impact on its consolidated financial statements.

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 replaces the existing stage-based capitalization model with a principles-based approach. Under the new guidance, software development costs are capitalized only when (i) management has authorized and committed to funding the software project, and (ii) it is probable

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

that the project will be completed and the software will be used to perform its intended function. The standard also consolidates guidance for website development costs from Subtopic 350-50 into Subtopic 350-40 and introduces enhanced disclosure requirements related to capitalized software costs. The standard is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those fiscal years. The standard can be adopted retrospectively, prospectively or on a modified prospective basis, and early adoption is permitted as of the beginning of an annual reporting period, provided that the financial statements for that period have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures and will determine the appropriate transition method prior to adoption.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Entities will be required to provide disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements for both interim and annual reporting periods. The standard does not change the expense captions that an entity presents on the face of the income statement. The standard will be effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods for annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities are required to adopt the standard prospectively; however, entities are permitted to apply the amendments retrospectively to any or all prior periods presented in the financial statements. The Company is continuing to assess the potential impacts of the standard but does not expect this standard to have a material effect on its financial statements, other than the required changes to the disclosures.

2.REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	For the year ended December 31,
	2025	2024	2023
Software subscriptions:
Software licenses	$286,711	$291,081	$266,213
Cloud subscriptions	352,943	276,043	214,617
Software subscriptions	639,654	567,124	480,830
Services	108,790	99,652	91,557
Total revenues	$748,444	$666,776	$572,387

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. The Company’s payment terms typically range from 30-60 days. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $11,466 and $16,838 at December 31, 2025 and 2024, respectively. The allowance is adjusted for expected credit losses based on management’s

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

assessment of collectability after considering factors including the age of each outstanding invoice, collection history of customers, current and forecasted economic conditions as well as estimated cancellations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the year ended December 31, 2025
	2025	2024
Balance, beginning of period	$164,432	$141,752
Balance, end of period	183,446	164,432
Increase	$19,014	$22,680

A contract liability is recorded as deferred revenue on the consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period. Deferred revenue is included net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $4,120 and $12,028 at December 31, 2025 and 2024, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

	For the year ended December 31,
	2025		2024		2023
	Balance	Net Change	Balance	Net Change	Balance	Net Change
Allowance balance, January 1,	$(16,838)		$(16,272)		$(9,554)
Allowance balance, December 31,	(11,466)		(16,838)		(16,272)
Change in allowance		$(5,372)		$566		$6,718
Deferred allowance balance, January 1,	12,028		11,741		7,133
Deferred allowance balance, December 31,	4,120		12,028		11,741
Change in deferred allowance		7,908		(287)		(4,608)
Net amount charged to revenues		$2,536		$279		$2,110

The amount of revenue recognized during the years ended December 31, 2025, 2024, and 2023 that was included in the opening deferred revenue balance of the same fiscal year was $339,326, $290,143, and $268,847, respectively.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the consolidated balance sheets. The tables provide information about the balances of and changes to deferred revenue for the following periods:

	As of December 31,
	2025	2024
Balances:
Deferred revenue, current	$382,839	$339,326
Deferred revenue, non-current	5,209	4,840
Total deferred revenue	$388,048	$344,166

	For the year ended December 31,
	2025	2024	2023
Changes to deferred revenue:
Beginning balance	$344,166	$292,720	$279,136
Additional amounts deferred	792,326	718,222	585,971
Revenues recognized	(748,444)	(666,776)	(572,387)
Ending balance	$388,048	$344,166	$292,720

Deferred revenue at December 31, 2025 will be recognized as follows for all future years:

Year Ending December 31,
2026	$382,839
2027	4,924
2028	284
2029	1
Total	$388,048

Contract costs

Deferred sales commissions earned by the Company’s sales force and certain sales incentive programs and vendor referral agreements are considered incremental and recoverable costs of obtaining a contract with a customer. An asset is recognized for these incremental contract costs and included as deferred commissions in the consolidated balance sheets. These contract costs are amortized on a straight-line basis over a period consistent with the transfer of the associated product and services to the customer, which is generally one to three years. Amortization of these costs are included in selling and marketing expense in the consolidated statements of comprehensive income (loss). The Company periodically reviews these contract assets to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these assets. There were no impairment losses recorded for the periods presented.

The changes to contract cost balances as of and for the following periods are:

	For the year ended December 31,
	2025	2024	2023
Deferred commissions:
Beginning balance	$27,480	$21,237	$15,463
Additions	27,977	23,736	16,552
Amortization	(23,550)	(17,493)	(10,778)
Ending balance	$31,907	$27,480	$21,237

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

3.	ACQUISITIONS

ecosio GmbH

On August 30, 2024 (the “Acquisition Date”), the Company purchased 100% of the share interests in ecosio, a limited liability company incorporated under the laws of Austria and a provider of electronic data interchange (“EDI”) and e-invoicing services. The acquisition was completed with the goal of integrating ecosio’s cloud-based, scalable global network with the Company’s indirect tax solutions to enable customers to facilitate the creation, exchange, and clearance of jurisdictionally compliant e-invoices and seamlessly reconcile these invoices with their periodic filing requirements. Ecosio’s operations and offerings were integrated into the Company’s one operating segment.

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

The contingent consideration liabilities included in the consideration are in the form of cash, with an aggregate of up to $94,355 (the “Cash Earn-outs”), and stock, with an aggregate value of up to $35,000 (the “Stock Earn-outs,” and together with the Cash Earn-outs, the “Earn-outs”), assuming maximum payouts. The Earn-outs will be based upon ecosio’s monthly software revenues meeting specified annual targets over a three-year period. The Cash Earn-outs are payable annually and also contain a catch-up mechanism. The Stock Earn-outs are payable annually and are settled in shares of the Company’s Class A common stock. The fair value of the Cash and Stock Earn-outs at acquisition was $71,000 and $34,000, respectively, and was measured on the Acquisition Date using a Monte Carlo simulation in a risk-neutral framework, calibrated to management’s revenue forecasts. The final payments may be adjusted depending on the actual amount, above or below the targets. The Stock Earn-outs are classified as a liability on the consolidated balance sheets in accordance with ASC Topic 815, “Derivatives and Hedging.” For further information on the Earn-outs, including recurring fair value adjustments, refer to Note 5, “Financial Instruments and Fair Value Measurements.”

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

Total transaction costs associated with the ecosio acquisition were $40 and $1,698 for the years ended December 31, 2025 and 2024, respectively and are recorded in other operating expense (income), net in the consolidated statements of comprehensive income (loss).

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

The Company paid $6,075 in closing consideration, which included $75 in transaction costs. The purchase agreement also includes the potential for earn-out payments and referral fees to Ryan over a five-year period. The earn-out payments will be paid annually in an amount equal to the (a) applicable percentage (ranging from 0% to 35%) multiplied by (b) new sales (excluding new sales to new customers). The referral fees will be paid annually to compensate Ryan for new customers in an amount equal to 35% multiplied by new sales from such new customers. The agreement also contained the assignment and assumption of certain immaterial contracts related to the software. The Company did not owe any earn-out payments or referral fees related to this agreement as of December 31, 2025.

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

4. INVESTMENTS

The table below presents the amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value aggregated by major security type as of December 31, 2025 and 2024. Accrued interest receivable of $40 as of December 31, 2024 is not included in the tables. During 2025, the Company fully liquidated these securities.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

	As of December 31, 2024
Investment securities available for sale:	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Allowance For Credit Losses	Fair Value
Commercial paper	$4,920	$—	$—	$—	$4,920
Corporate bonds	250	—	—	—	250
U.S. Treasury securities	5,970	14	(1)	—	5,983
Total investment securities available for sale	$11,140	$14	$(1)	$—	$11,153

Investment Securities in a Gross Unrealized Loss Position

The table below provides the gross unrealized losses and fair value of securities available-for-sale aggregated by major security type and the length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2024. The amounts include securities available-for-sale without an allowance for credit losses. As of December 31, 2024, the Company’s available-for-sale investment securities consisted of 42 securities, 2 of which are in an immaterial unrealized loss position. As a result, there is no allowance for credit losses recorded for available-for-sale debt securities.

	As of December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
Investment securities available for sale without an allowance for credit losses:	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
U.S. Treasury securities	$—	$—	$600	$(1)	$600	$(1)
Total investment securities available for sale	$—	$—	$600	$(1)	$600	$(1)

The Company’s debt securities portfolio had unaccreted discounts of $59 and had no remaining unamortized premiums as of December 31, 2024.

Net Securities Gains or Losses and Securities Pledged

During 2025, the Company fully liquidated the available-for-sale securities, which resulted in a realized gain of $19, which is included in the interest expense (income), net line of the consolidated statements of comprehensive income for the year ended December 31, 2025. The Company had no sales of debt securities during 2024. During 2023, the Company had sales of debt securities totaling $2,336, resulting in a realized loss of $4. No securities were pledged during the years ended December 31, 2025, 2024 or 2023.

No net gains or losses and no unrealized gains or losses were recognized on equity securities held during the years ended December 31, 2025, 2024 or 2023.

Kintsugi AI, Inc.

In April 2025, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Kintsugi AI, Inc. (“Kintsugi”), a San Francisco-based, AI startup focused on automating sales tax compliance for small and mid-size businesses (the “Kintsugi Investment” or the “Long-Term Investment”). The Company completed the Kintsugi Investment with the goal of expanding use of AI in its tax software solutions to deliver new innovations to customers.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Pursuant to the Purchase Agreement, the Company purchased 1,568 preferred shares (the “Preferred Stock”) for aggregate consideration of approximately $15,000 (the “Purchase Price”), representing approximately 10% of the fully diluted shares outstanding of Kintsugi on an “as converted” basis, and received a warrant to purchase 320 shares of Kintsugi’s Class A common stock at a price of $0.01 per share (the “Warrant”). The Warrant will vest before September 30, 2026, subject to Kintsugi failing to achieve a certain annualized recurring monthly revenue threshold on or before June 30, 2026.

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

The Company classified the Preferred Stock as an equity security under ASC 321, Investments – Equity Securities. As Kintsugi is a privately held company without a readily determinable fair value, the Preferred Stock qualifies for the measurement alternative under ASC 321 and is measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer. These adjustments require quantitative assessments of the fair value, which may require the use of unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy. The Company performs a qualitative assessment each reporting period to identify indicators of impairment. No observable price change or impairment adjustments have been recorded in 2025. The $15,000 carrying value of the Kintsugi Investment is presented in the long-term investment line in the consolidated balance sheets.

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

5. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s fair value for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of December 31, 2025	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$266,892	$266,892	$—	$—
ecosio Cash Earn-outs	86,600	—	—	86,600
ecosio Stock Earn-outs	18,900	—	—	18,900
Long-Term Investment (See Note 4)	15,000	—	—	15,000

	Fair Value Measurements Using
As of December 31, 2024	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$276,374	$276,374	$—	$—
Commercial Paper	4,920	—	4,920	—
Corporate Bonds	250	—	250	—
U.S. Treasury Securities	5,983	—	5,983	—
ecosio Cash Earn-outs	74,400	—	—	74,400
ecosio Stock Earn-outs	48,100	—	—	48,100

The Company has investments in Money Market Funds, which are included in cash and cash equivalents on the consolidated balance sheets. Fair value inputs for these investments are considered Level 1 measurements within the Fair Value Hierarchy since Money Market Fund fair values are known and observable through daily published floating net asset values. Securities classified as available-for-sale are reported at fair value using Level 2 inputs. For the Commercial Paper, Corporate Bonds, and U.S. Treasury Securities, the Company believes that Level 2 designation is appropriate under ASC 820-10, Fair Value Measurements and Disclosures, as these securities are fixed income securities, none are exchange traded, and all are priced by correlation to observed market data. For these securities the Company obtained fair value measurements from an independent pricing service. The fair value measurements considered observable data that may have included dealer quotes, market spreads, cash flows, U.S. government and agency yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the security’s terms and conditions, among other factors.

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

	Maximum	Fair Value	Fair Value
Cash Earn-outs/ Period	Payout	December 31, 2025	December 31, 2024
Year 1 - December 1, 2024 - December 1, 2025	$19,600	$19,400	$17,900
Year 2 - December 1, 2025 - December 1, 2026	30,625	28,600	24,400
Year 3 - December 1, 2026 - December 1, 2027	44,130	38,600	32,100
Total Cash Earn-outs	$94,355	$86,600	$74,400
	Maximum	Fair Value	Fair Value
Stock Earn-outs/ Period	Payout (1)	December 31, 2025	December 31, 2024
Year 1 - December 1, 2024 - December 1, 2025	$12,000	$6,500	$17,200
Year 2 - December 1, 2025 - December 1, 2026	12,000	6,500	16,300
Year 3 - December 1, 2026 - December 1, 2027	11,000	5,900	14,600
Total Stock Earn-outs	$35,000	$18,900	$48,100
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

The Cash Earn-outs and Stock Earn-outs are recorded at fair value in the consolidated balance sheets as follows:

	As of December 31,
	2025		2024
	Current (1)	Non-Current (2)	Current (1)	Non-Current (2)
Cash Earn-outs	$19,400	$67,200	$17,900	$56,500
Stock Earn-outs	6,500	12,400	17,200	30,900
Total	$25,900	$79,600	$35,100	$87,400

(1) Included in purchase commitment and contingent consideration liabilities, current.
(2) Included in purchase commitment and contingent consideration liabilities, net of current portion.

These Earn-outs represent recurring fair value measurements with significant unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy. The final payments may be adjusted depending on the actual amount, above or below the target. The Earn-outs will be revalued and adjusted quarterly until the end of the Earn-out periods, and any fair value adjustments will be recorded in the change in fair value of acquisition contingent earn-outs line of the consolidated statements of income (loss).

Adjustments to the fair values of the Cash Earn-outs and the Stock Earn-outs of $12,200 and $(29,200), respectively, were recorded in change in fair value of acquisition contingent earn-outs for the year ended December 31, 2025. Adjustments to the fair values of the Cash Earn-outs and the Stock Earn-outs of $3,400 and $14,100, respectively, were recorded in change in fair value of acquisition contingent earn-outs for the year ended December 31, 2024.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The fair values of the Cash Earn-outs and the Stock Earn-outs and unobservable inputs used for the Monte Carlo Simulation valuation are shown in the table below.

	December 31, 2025
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$86,600	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	6.8%
			Term (in years)	2.2

ecosio Contingent Consideration - Stock Earn-outs	$18,900	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	6.8%
			Term (in years)	2.2

	December 31, 2024
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$74,400	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	7.7%
			Term (in years)	3.2

ecosio Contingent Consideration - Stock Earn-outs	$48,100	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	7.7%
			Term (in years)	3.2

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

Adjustments to the Tellutax Contingent Consideration fair value of $200, $(2,575), and $1,549 were recorded in other operating expense, net for the years ended December 31, 2025, 2024, and 2023, respectively.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Beginning and ending balances in fair value of the Company’s Level 3 liabilities were as follows:

	Tellutax	ecosio		Kintsugi
	Contingent	Contingent Consideration		Long-Term
	Consideration	Cash Earn-outs	Stock Earn-outs	Investment
Balance, January 1, 2023	$4,800	$—	$—	$—
Fair value adjustments	1,549	—	—	—
Payments	(1,449)	—	—	—
Balance, December 31, 2023	4,900	—	—	—
ecosio acquisition (Note 3)	—	71,000	34,000	—
Fair value adjustments	(2,575)	3,400	14,100	—
Payments	(2,325)	—	—	—
Balance, December 31, 2024	—	74,400	48,100	—
Initial measurement	—	—	—	15,000
Fair value adjustments	—	12,200	(29,200)	—
Payments	—	—	—
Balance, December 31, 2025	$—	$86,600	$18,900	$15,000

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

The Company had a contractual commitment to acquire the remaining equity interest from the original Systax quotaholders incrementally through 2024. Purchase commitment payments for these incremental acquisition amounts were based on a multiple of Systax revenue and earnings before interest, depreciation, amortization, and income taxes (“EBITDA”) performance at the end of 2023 and 2022. Management determined these future purchase commitments to be a forward contract, resulting in the Company being required to estimate and record an estimated future purchase commitment amount (the “Purchase Commitment Liability”) in connection with recording the initial purchase. Adjustments to the settlement date value that arose as a result of remeasurement at future balance sheet dates were reflected as interest expense related to financing costs in the consolidated statements of comprehensive income (loss) in the period the change is identified. The Company recorded increases in interest expense of $423, and $4,020 during 2024 and 2023, respectively, associated with recording an increase in the settlement value. During the second quarter of 2024, the Company paid $9,622 to acquire the remaining 20% equity interest of Systax, which increased the Company’s ownership percentage of Systax to 100%, and settled the outstanding Purchase Commitment Liability.

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

Convertible Senior Notes

At December 31, 2025 and 2024, the fair value of the Notes (as defined in Note 10) were $327,043 and $539,494, respectively. The fair value was determined based on the quoted price of the Notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the Fair Value Hierarchy. For further information on the Notes, refer to Note 10, “Debt.”

6. PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of December 31,
	2025	2024
Leasehold improvements	$20,395	$20,096
Equipment	16,426	14,386
Computer software purchased	1,383	1,344
Internal-use software developed:
Cloud-based customer solutions	328,648	237,232
Internal systems and tools	92,074	72,406
Furniture and fixtures	7,187	7,292
In-process internal-use software	21,416	28,916
Property and equipment	487,529	381,672
Less accumulated depreciation and amortization	(277,802)	(204,113)
Property and equipment, net	$209,727	$177,559

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $4,352, $4,394, and $5,847 for the years ended December 31, 2025, 2024, and 2023, respectively. Depreciation for property and equipment, excluding internal-use software developed for cloud-based customer solutions, is included in depreciation and amortization in the consolidated statements of comprehensive income (loss).

Finance lease amortization was $74, $78, and $610 for the years ended December 31, 2025, 2024, and 2023, respectively. Finance lease amortization is included in depreciation and amortization in the consolidated statements of comprehensive income (loss).

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Assets under finance leases of $265, and $172, net of accumulated amortization of $171 and $97, at December 31, 2025 and 2024, respectively, are included in property and equipment in the consolidated balance sheets.

The major components of internal-use software developed are as follows:

	As of December 31,
	2025	2024
Internal-use software developed	$420,722	$309,638
Less accumulated depreciation	(244,374)	(171,181)
Internal-use software developed, net of accumulated depreciation	176,348	138,457
In-process internal-use software	21,416	28,916
Internal-use software developed, net	$197,764	$167,373

Amounts included in property and equipment additions related to capitalized internal-use software on the consolidated statements of cash flows are as follows:

	For the year ended December 31,
	2025	2024
Cloud-based customer solutions	$66,771	$45,374
Internal systems and tools	23,476	19,024
Total	$90,247	$64,398

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the years ended December 31, 2025, 2024, and 2023, was $47,254, $35,312, and $34,592, respectively, and is included in cost of revenues, software subscriptions in the consolidated statements of comprehensive income (loss). Depreciation expense related to the developed technology acquired in the ecosio acquisition was $10,039 and $2,962 for the years ended December 31, 2025 and 2024, respectively, and is included in cost of revenues - software subscriptions in the consolidated statements of comprehensive income (loss).

Depreciation expense for internal-use software developed for internal systems and tools for the years ended December 31, 2025, 2024, and 2023 was $20,386, $16,481, and $8,745, respectively, and is included in depreciation and amortization in the consolidated statements of comprehensive income (loss).

Amortization expense of internal-use software developed, excluding in-process internal-use software not yet available for its intended use at December 31, 2025 is as follows for all future years:

Year Ending December 31,	Internal Systems and Tools	Cloud-Based Customer Solutions
2026	$19,163	$52,295
2027	10,669	41,007
2028	4,156	23,226
2029	—	9,687
2030	—	16,145
Total	$33,988	$142,360

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

7.CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of December 31,
	2025	2024
Capitalized software	$161,402	$140,562
Less accumulated amortization	(126,890)	(105,175)
Capitalized software, net of accumulated depreciation	34,512	35,387
In-process capitalized software	968	963
Capitalized software, net	$35,480	$36,350

Software development costs capitalized for the years ended December 31, 2025, 2024, and 2023, excluding acquisitions, were $21,718, $21,344, and $18,972, respectively. Capitalized software amortization expense, including amortization of acquired technology, for the years ended December 31, 2025, 2024, and 2023 was $22,588, $23,765, and $19,213, respectively, and is included in cost of revenues, software subscriptions in the consolidated statements of comprehensive income (loss).

In-process capitalized software at December 31, 2025 was not available for general release to customers as of the balance sheet date and therefore not included in the table below. Amortization expense of capitalized software available for general release to customers as of December 31, 2025 is as follows for all future years:

Year Ending December 31,
2026	$19,588
2027	11,115
2028	3,809
Total	$34,512

8.LEASES

The Company leases office space, IT equipment and office equipment. The Company’s leases have remaining terms of up to 4.3 years.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The following table sets forth the Company’s lease assets and liabilities and their balance sheet location as follows:

		As of December 31,
	Balance Sheet Location	2025	2024
Lease assets:
Operating lease right-of-use assets	Operating lease right-of-use assets	$9,678	$11,956
Finance lease assets	Property and equipment, net (Note 6)	94	75
Total lease assets		$9,772	$12,031

Lease liabilities:
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$4,283	$3,995
Finance lease liabilities	Current portion of finance lease liabilities	55	77
Total current lease liabilities		$4,338	$4,072
Non-current:
Operating lease liabilities	Operating lease liabilities, net of current portion	$8,903	$12,585
Finance lease liabilities	Finance lease liabilities, net of current portion	54	10
Total non-current lease liabilities		8,957	12,595
Total lease liabilities		$13,295	$16,667

The major components of lease cost are as follows:

	For the year ended December 31,
	2025	2024	2023

Operating lease cost	$3,649	$3,679	$4,019

Finance lease cost:
Amortization of lease assets	74	79	788
Interest on lease liabilities	4	6	8
Total lease cost	$3,727	$3,764	$4,815

The weighted-average term and discount rate for leases are as follows:

	As of December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	2.9	3.7
Finance leases	2.4	1.1

Weighted-average discount rate:
Operating leases	2.7%	2.4%
Finance leases	6.0%	6.1%

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Lease liability maturities for the next five years and thereafter are as follows as of December 31, 2025:

	Operating Leases	Finance Leases
2026	$4,561	$59
2027	5,023	34
2028	3,761	22
2029	279	—
2030	93	—
Thereafter	—	—
Total lease payments	13,717	115
Less: Imputed interest	(531)	(6)
Present value of lease liabilities	$13,186	$109

9.GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of December 31,
	2025	2024
Goodwill	$392,493	$357,823
Other intangible assets, net	3,513	5,198
Total	$396,006	$363,021

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The changes in the carrying amount of goodwill are as follows for the periods presented:

	As of December 31,
	2025	2024
Balance, January 1	$357,823	$257,842
ecosio acquisition	—	119,668
Foreign currency translation adjustments	34,670	(19,687)
Balance, December 31, gross	392,493	357,823
Accumulated impairment losses	—	—
Balance, December 31, net	$392,493	$357,823

Amortization expense related to the intangible assets recorded from the ecosio acquisition was $2,028 and $644 for the years ended December 31, 2025 and 2024, respectively, and is included in selling and marketing expense in the consolidated statement of net income (loss). The Company also recognized various amortizable other intangible assets in connection with previous acquisitions, including customer relationships, technology, and tradenames. The following tables provide additional information for the Company’s other intangible assets:

			As of December 31,
			2025	2024
Weighted average amortization period (years)			1.7	2.6

	As of December 31, 2025		As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	$13,053	$10,396	$12,276	$8,362
Trademarks and tradenames	2,815	1,959	2,515	1,231
Developed technology	1,158	1,158	1,027	1,027
Total	$17,026	$13,513	$15,818	$10,620

For the year ended December 31,		Cost of Revenues, Software Subscriptions	Selling and Marketing Expense	Total Expense
2025		$—	$2,277	$2,277
2024		225	2,478	2,703
2023		243	2,641	2,884

The following table presents estimated future amortization of intangible assets over their remaining estimated useful lives:

Year Ending December 31,
2026	$2,108
2027	1,405
Total	$3,513

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

The Company paid $983 in financing costs in connection with the Second Amendment during 2022, which are amortizing over the remaining term of the Credit Agreement. The Company wrote off $370 in deferred financing fees pertaining to the Previous Credit Agreement associated with a bank exiting the Second Amendment. The remaining balance of deferred financing costs of $277 pertaining to the remaining bank associated with the Previous Credit Agreement is amortizing over the remaining term of the Credit Agreement. The portion of the deferred financing costs associated with the Line of Credit is included in other assets in the consolidated balance sheets at December 31, 2025 and 2024.

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

The Company incurred $1,112 in financing costs in connection with the Third Amendment during 2023, which are amortizing over the remaining term of the Credit Agreement. The portion of the deferred financing costs associated with the Line of Credit is included in other assets in the consolidated balance sheets at December 31, 2025 and 2024.

On April 19, 2024, the Company entered into the Fourth Amendment to the Credit Agreement (the “Fourth Amendment”) with a banking syndicate, which provided for, among other things, amendments to certain definitions.

On November 4, 2024, the Company entered into a Fifth Amendment to the Credit Agreement (the “Amended and Restated Credit Agreement”), with a banking syndicate, which provided for, among other modifications, an increase in the Line of Credit commitment from $200,000 to $300,000 and an extension of the maturity date to November 4, 2029.

The Company incurred $1,167 in financing costs in connection with the Amended and Restated Credit Agreement during 2024, which are amortizing over the term of the Credit Agreement. The portion of the deferred financing costs

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

associated with the Line of Credit is included in other assets in the consolidated balance sheets at December 31, 2025 and 2024.

On November 14, 2025, the Company entered into the First Amendment to the Amended and Restated Credit Agreement, which provided for, among other things, allowing the Company to make dividends or distributions, including share repurchases, subject to certain conditions. Specifically, such dividends or distributions may be made provided that (i) no event of default has occurred and is continuing or would result from such dividend or distribution and (ii) the Company maintains a pro forma secured debt net leverage ratio of less than 2.50 to 1.00, calculated as if the dividend or distribution and any related indebtedness had occurred as of the last day of the most recent fiscal quarter for which financial statements were delivered.

Outstanding borrowings under the Credit Agreement are collateralized by nearly all of the assets of the Company and contain financial and operating covenants. The Company was in compliance with these covenants at December 31, 2025 and 2024.

Line of Credit

The Line of Credit expires in March 2029. The Company is required to pay a quarterly fee on the difference between the $300,000 allowed maximum borrowings and the unpaid principal balance outstanding under the Line of Credit at the applicable rate. At December 31, 2025, the New Base Rate Option and SOFR Option applicable to the Line of Credit borrowings were 7.25% and 5.37%, respectively. There were no outstanding borrowings under the Line of Credit at December 31, 2025 or 2024.

Term Loan

On May 10, 2024, the Company repaid the outstanding Term Loan balance of $46,332, which included $82 of interest. The Company also wrote off $276 in deferred financing fees pertaining to the Term Loan in 2024.

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

●	During any calendar quarter after June 30, 2024 if the closing price of the Company's Class A common stock for at least 20 trading days in a period of 30 consecutive trading days ending on and including the last trading day of the preceding calendar quarter is more than 130% of the then applicable conversion price (effectively $47.21) for the Notes per share of common stock.
●	During the five business days immediately after any ten consecutive trading day period in which the trading price per $1,000 principal amount of Notes, as determined following a request by a holder of Notes, for each day of that period was less than 98% of the product of the closing price of the Company’s Class A common stock and the then applicable conversion rate.
●	If the Company calls any or all of the Notes for redemption, holders may convert all or any portion of their notes at any time prior to the close of business on the scheduled trading day prior to the redemption date, even if the Notes are not otherwise convertible at such time.
●	If specified distributions to holders of the Company’s Class A common stock are made or specified corporate events occur.

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

The cap price of the Capped Call Transactions will initially be $55.88 per share of Class A common stock and is subject to certain adjustments under the terms of the Capped Call Transactions. The Capped Call Transactions are expected generally to reduce the potential dilution to the Class A common stock upon any conversion of the Notes and/or to offset any cash payments the Company is required to make in excess of the principal amount of the converted Notes, as the case may be, upon any conversion of the Notes. The Capped Call Transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Notes, approximately 12,348 shares of the Company’s common stock. The cost of the Capped Call Transactions was $42,366, which was included in additional paid-in capital, net of tax, in the consolidated balance sheets, with no remeasurement in subsequent periods as it meets the conditions for equity classification.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The Company’s indebtedness was as follows:

	As of December 31,
	2025			2024
	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount
Convertible senior notes, non-current	$345,000	$(7,523)	$337,477	$345,000	$(9,780)	$335,220
Total debt	$345,000	$(7,523)	$337,477	$345,000	$(9,780)	$335,220

The Company’s interest expense related to the Notes was as follows:

	For the year ended December 31,
	2025	2024
Contractual interest expense	$2,587	$1,761
Amortization of issuance costs	2,257	1,505
Total interest expense, convertible senior notes	$4,844	$3,266

Principal debt maturities under the Credit Agreement and Notes for the next five years and thereafter are as follows as of December 31, 2025:

Year Ending December 31,
2026	$—
2027	—
2028	—
2029	345,000
Total debt, net of financing costs	$345,000

11.STOCKHOLDERS’ EQUITY

Common Stock

During 2025, the Company issued 1,252 shares of Class A common stock related to the exercise of options, net of 18 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. The Company issued 1,061 shares of Class A common stock in 2025 in connection with the vesting of RSUs, net of 651 shares returned to the Company in lieu of payment of taxes due on the vesting of these awards. The Company issued 35 shares of Class A common stock in 2025 in connection with the vesting of PSUs, net of 36 shares returned to the Company in lieu of payment of taxes due on the vesting of these awards. The Company issued 34 shares of Class A common stock in 2025 in connection with the vesting of RSAs. The Company also issued 203 shares in connection with the ESPP Plan in 2025. During 2025, stockholders exchanged 4,325 shares of Class B common stock for an equivalent number of shares of Class A common stock.

During 2024, the Company issued 2,455 shares of Class A common stock related to the exercise of options, net of 267 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. The Company issued 846 shares of Class A common stock in 2024 in connection with the vesting of RSUs, net of 499 shares returned to the Company in lieu of payment of taxes due on the vesting of these awards. The Company issued 84 shares of Class A common stock in 2024 in connection with the vesting of RSAs, net of 7 shares returned to the Company in lieu of payment of taxes due on the vesting of these awards. The Company also issued 116 shares in connection with the ESPP Plan in

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

2024. During 2024, stockholders exchanged 6,180 shares of Class B common stock for an equivalent number of shares of Class A common stock.

During 2023, the Company issued 2,468 shares of Class A common stock related to the exercise of options, net of 314 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises. The Company issued 511 shares of Class A common stock in 2023 in connection with the vesting of RSUs, net of 285 shares returned to the Company in lieu of payment of taxes due on the vesting of these awards. The Company issued 198 shares of Class A common stock in 2023 in connection with the vesting of RSAs, net of 7 shares returned to the Company in lieu of payment of taxes due on the vesting of these awards. The Company also issued 152 shares in connection with the ESPP Plan in 2023. During 2023, stockholders exchanged 7,646 shares of Class B common stock for an equivalent number of shares of Class A common stock.

Repurchase Program

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

During the year ended December 31, 2025, the Company repurchased 504 shares in the aggregate amount of $10,094. No shares were reissued, sold, or terminated during the years ended December 31, 2025, 2024 or 2023.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

12.EARNINGS PER SHARE

The tables below illustrate the calculation of basic and diluted net income (loss) per common share for the Class A common stock and Class B common stock for the periods reflected below.

	For the year ended December 31,
	2025		2024		2023
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator
Allocation of net income (loss) (1)	$3,400	$3,811	$(21,974)	$(30,755)	$(4,721)	$(8,372)
Denominator
Total shares used in per share computation	74,934	83,997	64,724	90,586	54,753	97,106
Basic net income (loss) per share:	$0.05	$0.05	$(0.34)	$(0.34)	$(0.09)	$(0.09)

Diluted net income (loss) per share:
Numerator
Allocation of net income (loss) (1)	$3,480	$3,731	$(21,974)	$(30,755)	$(4,721)	$(8,372)
Total net income (loss) used in per diluted computation	$3,480	$3,731	$(21,974)	$(30,755)	$(4,721)	$(8,372)
Denominator
Number shares used in basic per share computation	74,934	83,997	64,724	90,586	54,753	97,106
Dilutive effect of common stock equivalents	3,491	—	—	—	—	—
Total shares used in per share computation	78,425	83,997	64,724	90,586	54,753	97,106
Dilutive net income (loss) per share:	$0.04	$0.04	$(0.34)	$(0.34)	$(0.09)	$(0.09)
(1) Allocation of net income (loss) is based on the percentage of shares outstanding.

The following weighted-average outstanding shares of common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A common stock stockholders, as the impact of including them would have been anti-dilutive.

	For the year ended December 31,
	2025	2024	2023
Stock Options (1)	—	4,398	6,892
Out-of-the Money Stock Options	29	136	482
RSAs	—	63	168
RSUs	—	4,559	3,910
ESPP	—	31	42
Convertible Senior Notes (2)	9,498	6,480	—
(1) Total excludes out-of-the money stock options.
(2) The Notes were issued on April 26, 2024. Proration of shares assumed to be converted from the Notes during the prior year period resulted in anti-dilutive impact to EPS.

13.EMPLOYEE BENEFIT AND DEFERRED COMPENSATION PLANS

The Company maintains a 401(k) plan that covers eligible employees. The Company matches up to 6% of eligible compensation during the period in which an eligible participant contributes to the plan. Matching 401(k) contributions were $14,713, $12,641, and $11,285 for the years ended December 31, 2025, 2024, and 2023, respectively.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Stock-Based Award Plans

The 2020 Incentive Award Plan (the “2020 Plan”) provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain, and motivate those that make important contributions to the Company. The 2020 Plan provides for the award of stock options, RSAs, RSUs, PSUs, and other cash compensation. The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common stock at the ESPP discount through payroll deductions. Amounts withheld or received from participants are included in accrued salaries and benefits in the consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering periods ending May 31, 2026 and 2025 aggregated $573 and $496 as of December 31, 2025 and 2024, respectively.

2020 Plan

Upon commencement of the 2020 Plan, an aggregate of 16,500 shares of the Company’s Class A common stock were available for issuance. The number of shares available for issuance are increased annually on January 1 of each calendar year beginning in 2021 and ending in and including 2030, equal to the lesser of (i) 4% of the shares of Class A common stock and Class B common stock outstanding on the final day of the immediately preceding calendar year and (ii) a smaller number of shares as determined by the Board. No more than 3,000 shares of Class A common stock may be issued under the 2020 Plan upon the exercise of incentive stock options. Shares available under the 2020 Plan may consist of authorized but unissued shares, shares purchased on the open market, or treasury shares. If an award under the 2020 Plan expires, lapses, or is terminated, exchanged for cash, surrendered, repurchased, or canceled without having been fully exercised or forfeited, any unused shares subject to the award will again be available for new grants under the 2020 Plan. Awards granted under the 2020 Plan in substitution for any options or other stock or stock-based awards granted by an entity before the entity’s merger or consolidation with or acquisition by the Company of the entity’s property or stock will not reduce the shares available for grant under the 2020 Plan but will count against the maximum number of shares that may be issued upon the exercise of incentive stock options.

As of December 31, 2025, 18,720 shares of the Company’s Class A common stock were available for issuance under the 2020 Plan. No incentive stock options that would be subject to the 3,000 Class A common stock share limit were issued or outstanding under the 2020 Plan at December 31, 2025.

Awards issued under the 2020 Plan vest based on service criteria established by the Board. The Company has elected to account for forfeitures as they occur rather than estimate forfeitures at date of grant.

Options under 2020 Plan

The following table summarizes activity for options outstanding under the 2020 Plan:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value
Outstanding at January 1, 2025	2,970	$6.93	4.4	$137,857
Exercised	(1,270)	6.41
2020 Plan options outstanding at December 31, 2025	1,700	$7.32	4.3	$22,526
2020 Plan options exercisable at December 31, 2025	1,700	$7.32	4.3	$22,526

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The details of options outstanding, vested and exercisable under the 2020 Plan as of December 31, 2025 are as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)
$0.15 to $0.71	310	*	310	*
$2.50	8	0.1	8	0.1
$3.17	58	2.1	58	2.1
$3.73	481	3.8	481	3.8
$4.70	466	4.1	466	4.1
$18.47	190	5.9	190	5.9
$18.96	60	5.6	60	5.6
$19.00	43	5.7	43	5.7
$32.16	84	5.2	84	5.2
	1,700		1,700
*These options have indefinite contractual lives.

The Board intends all options granted to be exercisable at a price per share not less than the per share fair market value of the Company’s Class A common stock underlying the options on the date of grant. Compensation expense to participants under the 2020 Plan is measured based on the grant date fair value of the awards and recognized in the consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform the requisite services. The vesting period is generally one to four years. No options were issued during 2025, 2024 or 2023. At December 31, 2025, the expense was fully recognized on the options.

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2025:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2025	4,534	$19.96
Granted	2,762	29.96
Vested	(1,712)	19.21
Forfeited	(172)	27.01
Outstanding at December 31, 2025	5,412	$25.05

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant. Compensation cost will be recognized on a straight-line basis in the consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. At December 31, 2025, $85,505 of unrecognized compensation expense for RSUs is expected to be recognized over a weighted average period of approximately 2.9 years.

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

The stock-compensation expense associated with the awards will be accounted for as compensation expense over the vesting periods based on the Company’s assessment of the probability of achieving the targets. If the required conditions are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. As of December 31, 2025, the first-year target was achieved, and the corresponding PSUs became fully vested. Additionally, the Company determined that it was probable that the performance targets for the annual measurement periods would be achieved at varying levels across the second and third-year measurement periods.

The following table summarizes PSU activity for the year ended December 31, 2025:

		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2025	192	$53.46
Granted	30	34.56
Vested	(71)	50.86
Forfeited	(10)	51.17
Outstanding at December 31, 2025	141	$50.86

At December 31, 2025, a maximum of $5,941 of unrecognized compensation cost for PSUs, pending achievement of targets, may be recognized over a weighted average period of approximately 1.9 years.

Restricted Stock Awards

The following table summarizes RSA activity for the year ended December 31, 2025:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
Outstanding at January 1, 2025	34	$35.06
Granted	37	37.55
Vested	(34)	35.06
Outstanding at December 31, 2025	37	$37.55

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant. Compensation cost will be recognized on a straight-line basis in the consolidated statements of comprehensive income (loss) over the period during which the participants are required to perform services in exchange for the award, which is one year. At December 31, 2025, $617 of unrecognized compensation expense for RSAs is expected to be recognized over a weighted average period of approximately 0.5 years.

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

A total of 1,000 shares of Class A common stock were initially reserved for issuance under the ESPP. The number of shares available for issuance under the ESPP increases annually on January 1 of each calendar year beginning in 2021 and ending in and including 2030, by an amount equal to the lesser of (i) 1% of the shares of Class A common stock and Class B common stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by the Board, provided that no more than 16,000 shares of Class A common stock may be issued. The ESPP is administered by a committee of the Board. As of December 31, 2025, there were 6,132 shares available for issuance under the ESPP.

On the first trading day of each offering period, each participant will automatically be granted an option to purchase shares of Class A common stock. The option will expire at the end of the applicable offering period and will be exercised at that time to the extent of the payroll deductions accumulated or contributions made during such offering period. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Participants may voluntarily end their participation in the plan at any time during a specified period prior to the end of the applicable offering period and will be paid their accrued payroll deductions and related contributions, if applicable, that have not yet been used to purchase shares of Class A common stock. If a participant withdraws from the plan during an offering period, the participant cannot rejoin until the next offering period. Participation ends automatically upon a participant's termination of employment.

As of December 31, 2025 and 2024, there was approximately $582 and $423, respectively, of unrecognized ESPP stock-based compensation cost that is expected to be recognized on a straight-line basis over the remaining term of the offering periods ending on May 31, 2026 and 2025, respectively.

The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

	Offering Period Ending
	5/31/2026	11/30/2025	5/31/2025	11/30/2024	5/31/2024
Fair market value of common stock	$19.22	$39.86	$54.64	$33.26	$27.82
Volatility	34.5%	33.5%	24.4%	41.7%	36.6%
Expected term (years)	0.5	0.5	0.5	0.5	0.5
Expected dividend yield	-%	-%	-%	-%	-%
Risk-free interest rate	3.8%	4.3%	4.4%	5.4%	5.3%

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Stock-Based Compensation

The Company recognized total stock-based compensation expense related to incentive awards, net of forfeitures, as follows:

	For the year ended December 31,
	2025	2024	2023
Stock-based compensation expense:
Stock options	$595	$6,768	$6,349
RSUs	49,406	37,770	24,257
RSAs	1,315	1,617	2,496
PSUs	5,077	285	—
ESPP	1,370	985	817
Total stock-based compensation expense	$57,763	$47,425	$33,919

The Company recognized stock-based compensation expense in the consolidated statements of comprehensive income (loss) as follows:

	For the year ended December 31,
	2025	2024	2023
Cost of revenues, software subscriptions	$5,829	$4,349	$2,834
Cost of revenues, services	5,062	2,768	1,846
Research and development	12,442	9,548	5,994
Selling and marketing	15,616	13,204	8,380
General and administrative	18,814	17,556	14,865
Total stock-based compensation expense	$57,763	$47,425	$33,919

The total recognized tax benefit related to the stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023 was $23,382, $33,739, and $16,541, respectively. The tax benefit from stock options exercised during the years ended December 31, 2025, 2024, and 2023 was $8,858, $25,306, and $13,079, respectively.

14.COMMITMENTS AND CONTINGENCIES

In January 2022, the Company filed a complaint against a competitor alleging claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation. The outcome of the case is subject to a number of uncertainties; therefore, the Company has not recognized any potential impact to the consolidated financial statements related to the outcome of the case. During the year ended December 31, 2025, the Company recognized $10,283, for legal expenses associated with the case within the other operating expense, net line of the consolidated statements of income (loss). No such legal expenses were recorded during the years ended December 31, 2024 or 2023.

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Purchase Obligations

In the ordinary course of business, the Company enters into non-cancellable agreements with third-party providers, primarily for IT contractor services, subscriptions, and the use of cloud services. Future minimum payments as of December 31, 2025 are summarized in the table below:

2026	$62,254
2027	22,813
2028	7,526
2029	2,312
Total	$94,905

15. SEGMENT DISCLOSURES

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

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The following significant expense categories and measures of segment income (loss) are regularly reported to the CODM for the Company’s single segment:

	For the year ended December 31,
	2025	2024	2023
Total Revenues	$748,444	$666,776	$572,387
Less:
Cost of revenues – software subscriptions	187,816	175,580	162,920
Cost of revenues – services	79,027	65,071	60,888
Research & development	83,715	66,666	58,212
Selling & marketing	196,488	170,574	140,237
General & administrative	178,685	152,835	145,936
Depreciation & amortization	24,812	20,953	15,202
Change in fair value of acquisition contingent earn-outs	(17,000)	17,500	—
Other segment items (1)	12,570	(175)	6,502
Interest expense (income), net	(5,248)	(4,137)	4,164
Income tax expense (benefit)	368	54,638	(8,581)
Net income (loss) (GAAP)	$7,211	$(52,729)	$(13,093)
Adjustments:
Interest expense (income), net	(5,248)	(4,137)	4,164
Income tax expense	368	54,638	(8,581)
Depreciation and amortization – property and equipment	24,812	20,953	15,202
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	69,842	59,302	54,048
Amortization of acquired intangible assets – selling and marketing expense	2,277	2,478	2,641
Amortization of cloud computing implementation costs – general and administrative expense	3,738	4,007	2,570
Stock-based compensation expense	57,763	47,425	33,919
Severance expense	6,823	3,048	3,576
Acquisition contingent consideration	200	(2,575)	1,549
Change in fair value of acquisition contingent earn-outs	(17,000)	17,500	—
Transaction costs (2)	10,754	2,032	4,853
Adjusted EBITDA (Non-GAAP)	$161,540	$151,942	$100,848
(1) Other segment items include professional fees, contracted labor, transaction costs, acquisition related earn-out adjustments and foreign currency exchange gains (losses).

(2) The year ended December 31, 2025 includes legal expenses associated with pending litigation related to claims the Company has made against a competitor. For further information, refer to Note 14, “Commitments and Contingencies” to the consolidated financial statements.

Additionally, the Company considers stock-based compensation expense a significant expense category. For further information, refer to Note 13, “Employee Benefit and Deferred Compensation Plans.”

As the Company operates solely within one segment, total assets, property and equipment, net, and capitalized software, net are reported at the consolidated level on the consolidated balance sheets. The Company’s assets include both current and long-lived assets, and corporate assets. As of December 31, 2025 and 2024, $1,347 and $687, respectively, of the Company’s property and equipment assets were held outside of the U.S.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

Depreciation and amortization, property and equipment additions, and capital software additions are reported at the consolidated level on the Consolidated Statements of Cash Flows.

The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types as described in Note 1, “Summary of Significant Accounting Policies.” For the years ended December 31, 2025, 2024, and 2023, approximately 10%, 8%, and 8%, respectively, of the Company’s revenues were generated outside of the U.S. None of the Company’s customers represented more than 10% of total revenues for the years ended December 31, 2025, 2024 or 2023. For further information including disaggregation of revenues, refer to Note 2, “Revenue Recognition.”

16.INCOME TAXES

The components of net income (loss) before income taxes, by geography, are as follows:

	For the year ended December 31,
	2025	2024	2023
U.S.	$30,742	$9,174	$(3,126)
Foreign	(23,163)	(7,265)	(18,548)
Net income (loss) before income taxes	$7,579	$1,909	$(21,674)

Income tax expense (benefit) consists of the following:

	For the year ended December 31,
	2025	2024	2023
Current income taxes:
Federal	$3,416	$1,448	$(279)
State and local	2,712	855	1,568
Foreign	1,828	2,204	1,347
Total current	7,956	4,507	2,636
Deferred income taxes:
Federal	(1,740)	42,346	(9,224)
State and local	(359)	9,111	(1,552)
Foreign	(5,489)	(1,326)	(441)
Total deferred	(7,588)	50,131	(11,217)
Income tax expense (benefit)	$368	$54,638	$(8,581)

During the year ended December 31, 2025, the Company recognized a $70 income tax expense in accumulated other comprehensive loss relating to unrealized gains (losses) from foreign currency translation adjustments and revaluations, and available-for-sale securities, and in stockholder's equity related to increases in contributed capital. During the year ended December 31, 2024, the Company recognized a $37 income tax benefit in accumulated other comprehensive loss relating to unrealized gains (losses) from foreign currency translation adjustments and revaluations, and available-for-sale securities, and in stockholder's equity related to increases in contributed capital.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The reconciliation of the effective tax rate to tax at the statutory rates for the years ended December 31 is as follows:

	2025		2024		2023
	Total	Tax Rate	Total	Tax Rate	Total	Tax Rate
Pretax net income (loss)	$7,579		$1,909		$(21,674)
Taxes:
U.S. federal income tax at statutory rate	$1,591	21.0%	$401	21.0%	$(4,552)	21.0%
State and local income taxes, net of federal income tax effect (1)	1,783	23.5%	9,835	515.2%	(314)	1.4%
Foreign tax effects
Austria
Statutory tax rate difference between Austria and United States	(481)	(6.3)%	(87)	(4.6)%	—	0.0%
Nontaxable or nondeductible items
Stock-based compensation expense	862	11.4%	50	2.6%	—	0.0%
Other adjustments	44	0.6%	(5)	(0.3)%	—	0.0%
Brazil
Statutory tax rate difference between Brazil and United States	327	4.3%	45	2.4%	(367)	1.7%
Changes in valuation allowances	1,120	14.8%	(1,412)	(74.0)%	1,448	(6.7)%
Nontaxable or nondeductible items
Purchase commitment and contingent consideration liabilities	(1,708)	(22.5)%	1,747	91.5%	—	0.0%
Other adjustments	50	0.7%	119	6.2%	(127)	0.6%
Germany
Trade tax	85	1.1%	64	3.4%	101	(0.5)%
Nontaxable or nondeductible items
Stock-based compensation expense	96	1.3%	22	1.2%	15	(0.1)%
Other adjustments	(13)	(0.2)%	41	2.1%	85	(0.4)%
Ireland
Statutory tax rate difference between Ireland and United States	79	1.0%	572	30.0%	1,602	(7.4)%
Changes in valuation allowances	97	1.3%	929	48.7%	1,938	(8.9)%
Other adjustments	71	0.9%	59	3.1%	87	(0.4)%
Netherlands
Statutory tax rate difference between Netherlands and United States	197	2.6%	95	5.0%	31	(0.1)%
Other adjustments	20	0.3%	50	2.6%	25	(0.1)%
United Kingdom
Statutory tax rate difference between United Kingdom and United States	81	1.1%	120	6.3%	(3)	0.0%
Other adjustments	50	0.7%	(12)	(0.6)%	(59)	0.3%
Other foreign jurisdictions	41	0.5%	11	0.6%	5	0.0%
Effect of cross-border tax laws	(131)	(1.7)%	(17)	(0.9)%	(232)	1.1%
Tax credits
Research and development tax credits	(4,508)	(59.5)%	(4,920)	(257.7)%	(5,818)	26.8%
Changes in valuation allowances	11,089	146.3%	56,631	2,966.5%	—	0.0%
Nontaxable or nondeductible items
Nondeductible compensation	5,350	70.6%	3,269	171.2%	2,312	(10.7)%
Purchase commitment and contingent consideration liabilities	(3,570)	(47.1)%	3,675	192.5%	—	0.0%
Stock-based compensation expense	(12,881)	(170.0)%	(17,213)	(901.7)%	(5,228)	24.1%
Transaction costs	8	0.1%	357	18.7%	—	0.0%
Other	369	4.9%	272	14.2%	183	(0.8)%
Changes in unrecognized tax benefits	172	2.3%	98	5.1%	451	(2.1)%
Other adjustments	78	0.9%	(158)	(8.2)%	(164)	0.8%
Taxes and effective tax rate	$368	4.9%	$54,638	2,862.1%	$(8,581)	39.6%

(1) For December 31, 2025, taxes in California, Texas, and Illinois made up the majority (greater than 50%) of the state income taxes. For December 31, 2024, taxes in California, Illinois, New Jersey, New York, Pennsylvania, and Minnesota made up the majority of the state income taxes. For December 31, 2023, taxes in Georgia, Texas, Illinois, and Indiana made up the majority of the state income taxes.

The effective tax rate in 2025 decreased to 4.9% from 2,862.1% in 2024. The decrease in income tax expense in 2025 was primarily driven by reduced increases in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, favorable adjustments for nondeductible purchase commitment and contingent consideration liabilities, partially offset by increased pre-tax income and reduced favorable impact of tax benefits on exercises vesting of stock awards, net of increased limitations on deductions of certain employees’ compensation under Internal Revenue Code (“IRC”) Section 162(m).

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The effective tax rate in 2024 increased to 2,862.1% from 39.6% in 2023. The increase in income tax expense in 2024 was primarily driven by changes in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, nondeductible purchase commitment and contingent consideration liabilities, and pre-tax income, partially offset by the favorable impact of tax benefits on exercises and vesting of stock awards, net of limitations on deductions of certain employees’ compensation under IRC Section 162(m).

Significant components of the Company’s net deferred tax assets (liabilities) are as follows:

	As of December 31,
Deferred tax assets:	2025	2024
Deferred revenue	$1,342	$1,512
State operating loss carry forwards	3,318	3,674
Federal and foreign loss carry forwards	13,495	8,651
Accrued expenses	2,923	1,754
Accrued compensation	7,875	9,223
Stock-based compensation	12,565	13,826
Operating lease liabilities	3,310	4,185
Tax credits	4,519	5,160
Original issue discount	7,353	9,396
Depreciation and amortization	34,182	14,964
Other	2,927	687
Deferred tax assets	93,809	73,032
Valuation allowance	(87,635)	(72,285)
Total deferred tax assets	6,174	747
Deferred tax liabilities:
Prepaid expenses	(1,214)	(671)
Right of use asset	(2,443)	(3,006)
Deferred commissions	(8,096)	(6,969)
Total deferred tax liabilities	(11,753)	(10,646)
Net deferred tax assets (liabilities)	$(5,579)	$(9,899)

Classification in the consolidated balance sheets:
Deferred income tax assets	$85	$19
Deferred income tax liabilities	(5,664)	(9,918)
Net deferred tax assets (liabilities)	$(5,579)	$(9,899)

At December 31, 2025, the Company has U.S. state operating loss carry forwards of $53,157. The state operating losses will expire at varying dates beginning in 2035 through 2045 or will carry forward indefinitely. A full valuation allowance is recorded for the U.S. state operating losses at December 31, 2025.

At December 31, 2025, the Company has available foreign operating losses of approximately $71,426 and nontrading losses of $69, which generally carry forward indefinitely. A valuation allowance for a portion of the foreign operating and non-operating losses is recorded at December 31, 2025. A portion of the foreign operating losses could be forfeited if certain changes in the business occur in future years, which the Company continues to monitor.

At December 31, 2025, the Company has available U.S. federal R&D tax credit carryovers of $4,519. The credits will expire from 2044 through 2045. A full valuation allowance is recorded for the U.S. federal R&D tax credit carryovers at December 31, 2025.

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

At December 31, 2025 and 2024, the Company has a valuation allowance of $(87,635) and $(72,285), respectively, primarily against certain U.S. and foreign deferred tax assets. The increase in the total valuation allowance of $(15,350) during December 31, 2025, primarily related to increasing the valuation allowance on the U.S. and certain foreign deferred tax assets, partially offset by decreases in valuation allowances in certain foreign jurisdictions as well as changes in foreign exchange rates.

During the fourth quarter of 2024, the Company established a valuation allowance against its U.S. deferred tax assets as it was determined to be more likely than not that these assets will not be realized. This determination was made based on weighing all negative evidence, specifically cumulative losses recognized in our U.S. entity over the past three years. These cumulative losses were mainly due to significant windfall tax benefits realized from the exercises of stock options during the fourth quarter of 2024, driven by an increase in the Company’s Class A common stock price during that period. Despite positive evidence of projected future business profitability in the Company’s U.S. entity, management determined that this did not outweigh the negative evidence to allow the Company to conclude it was more likely than not the deferred tax assets would be realized and therefore the Company recorded a full valuation allowance against these U.S. deferred tax assets as of December 31, 2024, which has been maintained through December 31, 2025.

The changes in the valuation allowance were as follows:

	For the year ended December 31,
	2025	2024	2023
Valuation allowance, at beginning of year	$(72,285)	$(5,941)	$(2,285)
Increase in valuation allowance recorded through earnings	(15,891)	(68,377)	(3,656)
Decrease in valuation allowance recorded through earnings	541	2,033	—
Valuation allowance, at end of year	$(87,635)	$(72,285)	$(5,941)

The Company does not assert any earnings to be permanently reinvested with respect to the undistributed earnings of its foreign subsidiaries.

Significant judgement is required in evaluating the Company’s uncertain tax positions and determining the provision for income taxes. The total amount of gross unrecognized tax benefits was $2,016, $1,427, and $666 as of December 31, 2025, 2024, and 2023, respectively, which would affect the Company’s effective tax rate if recognized. The Company accrued interest and penalties of $97 in the year ended December 31, 2025, as other operating expenses in the consolidated statements of comprehensive income (loss). Accrued interest and penalties were not material for the years ended December 31, 2024, or 2023. The reconciliation of the beginning and ending amounts of gross unrecognized tax benefits are presented in the table below:

	For the year ended December 31,
	2025	2024	2023
Balance at beginning of period	$1,427	$666	$—
Increases related to current year tax positions	387	362	215
Increases related to prior year tax positions	177	402	451
Impact of foreign exchange fluctuation	26	—	—
Lapse of statute	(1)	(3)	—
Balance at end of period	$2,016	$1,427	$666

Vertex, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (continued)

(Amounts in thousands, except per share data)

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which the Company operates. Under applicable U.S. federal statutes, tax years ended December 31, 2022 through December 31, 2025 remain subject to examination. Under applicable statutes, state and foreign corporate tax returns filed for the Company and its respective foreign subsidiaries for years ended December 31, 2020 through December 31, 2025 remain subject to examination by the respective authorities.

Amounts paid for income taxes, net of refunds received are presented in the table below:

	For the year ended December 31,
	2025	2024	2023
Federal	$(345)	$4,319	$3,045
State
Illinois	—	418	329
Texas	251	186	162
Other	31	2,062	1,213
Foreign
Brazil	453	527	545
India	127	24	6
Netherlands	497	810	38
United Kingdom	750	250	243
Other	152	(3)	71
Total paid for income taxes, net of refunds	$1,916	$8,593	$5,652