Form 10-Q
period 2026-03-31
Vertex, Inc.
filed 2026-05-07
CIK 1806837

v

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of  May 4, 2026, the registrant had 79,661,290 shares of Class A common stock, $0.001 par value per share, and 82,155,641 shares of Class B common stock, $0.001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements made in this Quarterly Report on Form 10-Q that are not statements of historical fact, including statements about our beliefs and expectations and regarding future events or our future results of operations, financial condition, business, strategies, financial needs, the plans and objectives of management, and our stock repurchase program are forward-looking statements and should be evaluated as such. These statements often include words such as “anticipate,” “believe,” “expect,” “suggests,” “plans,” “intend,” “estimates,” “targets,” “projects,” “should,” “could,” “would,” “may,” “will,” “forecast,” and other similar expressions or the negatives of those terms. We base these forward-looking statements on our current expectations, plans, and assumptions that we have made in light of our experience in the industry, as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances at such time. As you read and consider this Quarterly Report on Form 10-Q, you should understand that these statements are not guarantees of future performance or results. The forward-looking statements are subject to and involve risks, uncertainties and assumptions, and you should not place undue reliance on these forward-looking statements. Although we believe that these forward-looking statements are based on reasonable assumptions at the time they are made, you should be aware that many factors could affect our actual results or results of operations and could cause actual results to differ materially from those expressed in the forward-looking statements. Important factors that may materially affect such forward-looking statements include, but are not limited to:

●	our ability to maintain and grow revenue from existing customers and new customers, and expand their usage of our solutions;
●	our ability to maintain and expand our strategic relationships with third parties;
●	our ability to adapt to technological change and successfully introduce new solutions or provide updates to existing solutions;
●	risks related to failures in information technology or infrastructure;
●	risks related to our reliance on government infrastructure to support our e-invoicing services;
●	challenges in using and managing use of Artificial Intelligence (“AI”) in our business;
●	incorrect or improper implementation, integration or use of our solutions;
●	failure to attract and retain qualified technical and tax-content personnel;
●	competitive pressures from other tax software and service providers and challenges of convincing businesses using native enterprise resource planning functions to switch to our software;
●	our ability to accurately forecast our revenue and other future results of operations based on recent success;
●	our ability to offer specific software deployment methods based on changes to customers’ and partners’ software systems;
●	our ability to continue making significant investments in software development and equipment;
●	our ability to sustain and expand revenues, maintain profitability, and to effectively manage our anticipated growth;
●	our ability to successfully diversify our solutions by developing or introducing new solutions or acquiring and integrating additional businesses, products, services, or content;
●	our ability to successfully integrate acquired businesses and to realize the anticipated benefits of such acquisitions;
●	risks related to the fluctuations in our results of operations;
●	risks related to our expanding international operations;
●	our exposure to liability from errors, delays, fraud or system failures, which may not be covered by insurance;

●	our ability to adapt to organizational changes and effectively implement strategic initiatives;
●	risks related to our determinations of customers’ transaction tax and tax payments;
●	risks related to changes in tax laws and regulations or their interpretation or enforcement;
●	our ability to manage cybersecurity and data privacy risks;
●	our involvement in material legal proceedings and audits;
●	risks related to undetected errors, bugs or defects in our software;
●	risks related to utilization of open-source software, business processes and information systems;
●	our ability to effectively protect, maintain, and enhance our brand;
●	changes in application, scope, interpretation or enforcement of laws and regulations;
●	global economic weakness and uncertainties, including the economic uncertainty created by the changing legal, regulatory, or taxation landscape in the United States, and disruption in the capital and credit markets;
●	business disruptions related to natural disasters, epidemic outbreaks, including a global endemic or pandemic, terrorist acts, political events, or other events outside of our control;
●	our ability to comply with anti-corruption, anti-bribery, and similar laws;
●	our ability to protect our intellectual property;
●	changes in interest rates, security ratings and market perceptions of the industry in which we operate, or our ability to obtain capital on commercially reasonable terms or at all;
●	our ability to maintain an effective system of disclosure controls and internal control over financial reporting, or ability to remediate any material weakness in our internal controls;
●	risks related to our Class A common stock and controlled company status;
●	risks related to our Repurchase Program (as defined in the notes to the financial statements);
●	risks related to our indebtedness and adherence to the covenants under our debt instruments;
●	the effects of the Capped Call Transactions (as defined in the notes to the financial statements) and the actions of the Option Counterparties (as defined in the notes to the financial statements) and/or their respective affiliates;
●	risks related to our Value Creation Plan;
●	any statements of belief and any statements of assumptions underlying any of the foregoing; and
●	other factors beyond our control.

The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance, including factors and risks included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026 (the “2025 Annual Report”). Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to identify all such risk factors, nor can we assess the impact of all such risk factors on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, you should not place undue reliance on our forward-looking statements, and you should not rely on forward-looking statements as predictions of future events. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date of this report. We undertake no obligation to update any forward-looking statements made in this report to reflect events or circumstances after the date of this report or to reflect new information or the occurrence of unanticipated events, except as required by law. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2026 and December 31, 2025

(Amounts in thousands, except per share data)

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$252,455	$314,009
Funds held for customers	17,698	24,286
Accounts receivable, net of allowance of $13,225 and $11,466, respectively	158,998	183,446
Prepaid expenses and other current assets	59,358	38,966
Total current assets	488,509	560,707
Property and equipment, net of accumulated depreciation	220,407	209,727
Capitalized software, net of accumulated amortization	35,253	35,480
Goodwill and other intangible assets	405,355	396,006
Deferred commissions	30,879	31,907
Deferred income tax asset	129	85
Operating lease right-of-use assets	8,830	9,678
Long-term investment	15,000	15,000
Other assets	10,006	12,245
Total assets	$1,214,368	$1,270,835
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$35,630	$37,557
Accrued expenses	36,607	43,642
Customer funds obligations	15,180	21,802
Accrued salaries and benefits	32,199	23,992
Accrued variable compensation	16,682	34,593
Deferred revenue, current	393,107	382,839
Current portion of operating lease liabilities	4,327	4,283
Current portion of finance lease liabilities	44	55
Purchase commitment and contingent consideration liabilities, current	32,800	25,900
Total current liabilities	566,576	574,663
Deferred revenue, net of current portion	5,290	5,209
Debt, net of current portion	338,041	337,477
Operating lease liabilities, net of current portion	7,686	8,903
Finance lease liabilities, net of current portion	46	54
Purchase commitment and contingent consideration liabilities, net of current portion	41,300	79,600
Deferred income tax liabilities	8,925	5,664
Deferred other liabilities	—	345
Total liabilities	967,864	1,011,915
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 78,882 and 77,580 shares issued and outstanding, respectively	79	77
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 82,156 and 82,156 shares issued and outstanding, respectively	82	82
Treasury stock, at cost, 1,875 and 504 shares, respectively	(30,135)	(10,094)
Additional paid in capital	332,910	316,327
Accumulated deficit	(48,614)	(46,104)
Accumulated other comprehensive loss	(7,818)	(1,368)
Total stockholders' equity	246,504	258,920
Total liabilities and stockholders' equity	$1,214,368	$1,270,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2026 and 2025 (unaudited)

(Amounts in thousands, except per share data)

	Three months ended March 31,
	2026	2025

	(unaudited)
Revenues:
Software subscriptions	$167,146	$150,761
Services	29,500	26,301
Total revenues	196,646	177,062
Cost of revenues:
Software subscriptions	51,176	44,245
Services	20,601	19,823
Total cost of revenues	71,777	64,068
Gross profit	124,869	112,994
Operating expenses:
Research and development	24,550	20,886
Selling and marketing	52,635	48,155
General and administrative	54,339	45,028
Depreciation and amortization	6,442	5,880
Change in fair value of acquisition contingent earn-outs	(5,738)	(14,700)
Other operating expense, net	3,247	3,259
Total operating expenses	135,475	108,508
Income (loss) from operations	(10,606)	4,486
Interest income, net	(957)	(1,539)
Income (loss) before income taxes	(9,649)	6,025
Income tax benefit	(7,139)	(5,105)
Net income (loss)	(2,510)	11,130
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	6,450	(15,105)
Unrealized loss on investments, net of tax	—	9
Total other comprehensive income (loss), net of tax	6,450	(15,096)
Total comprehensive income (loss)	$(8,960)	$26,226

Net income (loss) per share of Class A and Class B, basic	$(0.02)	$0.07
Net income (loss) per share of Class A and Class B, diluted	$(0.02)	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three months ended March 31, 2026 and 2025 (unaudited)
(Amounts in thousands)

	Common Stock				Treasury Stock				Accumulated
	Outstanding	Class A	Outstanding	Class B			Additional		Other	Total
	Class A	Common	Class B	Common	Treasury	Treasury	Paid In	Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Loss	Equity
Balance, January 1, 2026	77,580	$77	82,156	$82	504	$(10,094)	$316,327	$(46,104)	$(1,368)	$258,920
Exercise of stock options, net	37	—	—	—	—	—	97	—	—	97
Shares issued upon vesting of Restricted Stock Units, net	941	1	—	—	—	—	(7,144)	—	—	(7,143)
Stock-based compensation expense	—	—	—	—	—	—	17,578	—	—	17,578
Shares issued for acquisition contingent stock earn-out	324	1	—	—	—	—	6,061	—	—	6,062
Repurchase of shares	—	—	—	—	1,371	(20,041)	(10)	—	—	(20,051)
Tax impact on capped call transactions	—	—	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	(6,450)	(6,450)
Net loss	—	—	—	—	—	—	—	(2,510)	—	(2,510)
Balance, March 31, 2026	78,882	$79	82,156	$82	1,875	$(30,135)	$332,910	$(48,614)	$(7,818)	$246,504

	Common Stock				Treasury Stock			Retained	Accumulated
	Outstanding	Class A	Outstanding	Class B			Additional	Earnings	Other	Total
	Class A	Common	Class B	Common	Treasury	Treasury	Paid In	(Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit)	Loss	Equity
Balance, January 1, 2025	70,670	$71	86,481	$86	—	$—	$278,389	$(53,315)	$(45,879)	$179,352
Exercise of stock options, net	374	—	—	—	—	—	1,165	—	—	1,165
Shares issued upon vesting of Restricted Stock Units, net	863	1	—	—	—	—	(25,035)	—	—	(25,034)
Stock-based compensation expense	—	—	—	—	—	—	18,780	—	—	18,780
Tax impact on capped call transactions	—	—	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	15,105	15,105
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	—	—	—	—	11,130	—	11,130
Balance, March 31, 2025	71,907	$72	86,481	$86	—	$—	$273,300	$(42,185)	$(30,783)	$200,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2026 and 2025 (unaudited)

(Amounts in thousands)

	Three months ended March 31,
	2026	2025

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,510)	$11,130
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	27,053	22,266
Amortization of cloud computing implementation costs	1,037	1,006
Provision for subscription cancellations and non-renewals	936	192
Amortization of deferred financing costs	680	680
Change in fair value of contingent consideration liabilities	(5,738)	(14,700)
Stock-based compensation expense	18,508	21,044
Deferred income taxes	1,810	(929)
Non-cash operating lease costs	1,773	779
Other	1	(7)
Changes in operating assets and liabilities, net of the effects of business acquisition(s):
Accounts receivable	23,396	11,772
Prepaid expenses and other current assets	(21,449)	(13,169)
Deferred commissions	1,028	(56)
Accounts payable	(1,968)	(11,279)
Accrued expenses	(7,341)	2,956
Accrued and deferred compensation	(10,562)	(26,785)
Deferred revenue	11,247	11,156
Operating lease liabilities	(2,083)	(1,068)
Other	2,157	(183)
Net cash provided by operating activities	37,975	14,805
Cash flows from investing activities:
Acquisition of businesses and assets, net of cash acquired	(21,968)	—
Property and equipment additions	(24,660)	(21,394)
Capitalized software additions	(5,656)	(5,661)
Purchase of investment securities, available-for-sale	—	(2,398)
Proceeds from sales and maturities of investment securities, available-for-sale	—	11,607
Net cash used in investing activities	(52,284)	(17,846)
Cash flows from financing activities:
Net increase (decrease) in customer funds obligations	(6,621)	3,227
Repurchases of shares	(20,041)	—
Payments for taxes related to net share settlement of stock-based awards	(7,143)	(25,034)
Proceeds from exercise of stock options	97	1,166
Payments for acquisition contingent cash earn-out	(19,600)	—
Payments of finance lease liabilities	(20)	(12)
Net cash used in financing activities	(53,328)	(20,653)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(505)	1,310
Net decrease in cash, cash equivalents and restricted cash	(68,142)	(22,384)
Cash, cash equivalents and restricted cash, beginning of period	338,295	326,066
Cash, cash equivalents and restricted cash, end of period	$270,153	$303,682
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$252,455	$270,395
Restricted cash—funds held for customers	17,698	33,287
Total cash, cash equivalents and restricted cash, end of period	$270,153	$303,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited)
(Amounts in thousands, except per share data)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Vertex, Inc. (“Vertex”) and its consolidated subsidiaries (collectively, the “Company”) operate as solutions providers of state, local, and value added tax calculation, compliance, and analytics, offering software products that are sold through software license and software as a service (“cloud”) subscriptions. The Company also provides implementation and training services in connection with its software license and cloud subscriptions, transaction tax returns outsourcing, and other tax-related services. The Company sells to customers located throughout the United States (“U.S.”) and internationally.

Basis of Consolidation

The condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and include the accounts of the Company. All intercompany transactions have been eliminated in consolidation.

On March 2, 2026, the Company completed its acquisition of Brinta (defined in Note 3). The acquisition was accounted for as a business combination. Upon its acquisition, Brinta became a wholly owned subsidiary of the Company, and its operations have been included in the Company’s condensed consolidated financial statements commencing on the Acquisition Date (as defined below).

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the SEC on February 24, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements included in the 2025 Annual Report. The accompanying interim condensed consolidated balance sheet as of March 31, 2026, the interim condensed consolidated statements of comprehensive income and changes in stockholders’ equity for the three months ended March 31, 2026 and 2025, and the interim condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.

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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

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

Supplemental Balance Sheet Disclosures

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of March 31,	As of December 31,
	2026	2025
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$25,715	$13,068
Unamortized cloud computing implementation costs	6,416	4,666
Prepaid insurance	1,240	1,229
Prepaid licenses and support	25,987	20,003
Prepaid expenses and other current assets	$59,358	$38,966

Other assets:
Unamortized cloud computing implementation costs	$5,964	$8,518
Other assets	4,042	3,727
Total other assets	$10,006	$12,245

Accrued expenses:
Accrued general expenses	$16,436	$18,918
Accrued contract labor and professional fees	14,124	17,624
Accrued income and other taxes	6,047	7,100
Accrued expenses	$36,607	$43,642

Cloud computing software implementation costs incurred in hosting arrangements are capitalized and included as a component of prepaid expenses and other current assets, or other assets, once available for their intended use. These costs are amortized using the straight-line method over their respective contract service periods, including periods covered by an option to extend, ranging from two to five years. Amortization expense for capitalized cloud computing implementation costs for the three months ended March 31, 2026 and 2025 were $1,037 and $1,006, respectively, and are included in general and administrative expense in the condensed consolidated statements of comprehensive income.

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

Recently Issued Accounting Pronouncements

Interim Reporting (Topic 270): Narrow-Scope Improvements

In December 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The standard provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. The standard does not change the fundamental nature of interim reporting. The standard is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact of the standard on its interim reporting processes, including updates to disclosure controls, and interim footnote structure. However, the Company does not expect the adoption of the standard to have a material impact on its consolidated financial statements.

Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 replaces the existing stage based capitalization model with a principles-based approach. Under the new guidance, software development costs are capitalized only when (i) management has authorized and committed to funding the software project, and (ii) it is probable that the project will be completed and the software will be used to perform its intended function. The standard also consolidates guidance for website development costs from Subtopic 350-50 into Subtopic 350-40 and introduces enhanced disclosure requirements related to capitalized software costs. The standard is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those fiscal years. The standard can be adopted retrospectively, prospectively or on a modified prospective basis, and early adoption is permitted as of the beginning of an annual reporting period, provided that the financial statements for that period have not yet been issued or made available for issuance. The Company is currently evaluating the impact of the standard on its consolidated financial statements and related disclosures and will determine the appropriate transition method prior to adoption.

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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

2.     REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended March 31,
	2026	2025

	(unaudited)
Software subscriptions:
Software licenses	$70,376	$70,611
Cloud subscriptions	96,770	80,150
Software subscriptions	167,146	150,761
Services	29,500	26,301
Total revenues	$196,646	$177,062

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $13,225 and $11,466 at March 31, 2026 and December 31, 2025, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the three months ended March 31, 2026	For the year ended December 31, 2025
	(unaudited)
Balance, beginning of period	$183,446	$164,432
Balance, end of period	158,998	183,446
Increase (decrease)	$(24,448)	$19,014

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period. Deferred revenue is included net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $4,943 and $4,120 at March 31, 2026 and December 31, 2025, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

	For the three months ended March 31,
	2026		2025
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, January 1,	$(11,466)		$(16,838)
Allowance balance, March 31,	(13,225)		(17,566)
Change in allowance		$1,759		$728
Deferred allowance balance, January 1,	4,120		12,028
Deferred allowance balance, March 31,	4,943		12,547
Change in deferred allowance		(823)		(519)
Net amount charged to revenues		$936		$209

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets. The following table provides information about the balances of and changes to deferred revenue for the following periods:

	For the three months ended March 31,
	2026	2025

	(unaudited)
Changes to deferred revenue:
Beginning balance	$388,048	$344,166
Additional amounts deferred	206,995	187,793
Revenues recognized	(196,646)	(177,062)
Ending balance	$398,397	$354,897

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

The changes to contract cost balances as of and for the following periods are:

	For the three months ended March 31,
	2026	2025

	(unaudited)
Deferred commissions:
Beginning balance	$31,907	$27,480
Additions	6,118	5,057
Amortization	(7,146)	(5,002)
Ending balance	$30,879	$27,535

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

3.    ACQUISITIONS

On March 2, 2026 (the “Acquisition Date”), the Company completed its acquisition of 100% of the equity interests of Finta Inc. and its subsidiaries (collectively, “Brinta” or the “Acquisition”). Headquartered in Uruguay, Brinta is a Latin American provider of business-to-business integration services, specializing in indirect tax calculation, tax filing, and e-invoicing. The Company plans to fully integrate Brinta, leveraging its e-invoicing capabilities to immediately expand the Company’s coverage across the Latin American region.

Purchase Consideration

Total purchase consideration for the Acquisition was $21,968 net of $40 cash acquired, which included $10,089 for the settlement of pre-existing debt/borrowings.

Additional Consideration

Stock Consideration

In connection with the Acquisition, the Company granted the sellers 497 shares of its Class A common stock (the “Stock Consideration”) in the form of restricted stock awards (“RSAs”) with an aggregate fair value of $8,000 based on the average closing share price of the Company’s Class A common stock for the 30 consecutive trading days ending one business day prior to the Acquisition Date. The RSAs vest ratably over a four-year period (25% vesting annually), conditioned on the continued employment of the sellers during that period. The Stock Consideration is accounted for as post-combination compensation cost and will be recognized as stock-based compensation expense over the applicable service period. For further information on these RSAs, see Note 11, “Stock-Based Award Plans.”

Additional Cash Consideration

In connection with the Acquisition, the Company entered into arrangements providing for aggregate additional cash consideration payments of $10,000 to the sellers (the “Additional Cash Consideration”), consisting of two installment payments of $5,000, payable on each of the first and second anniversaries of the Acquisition Date. Continued service to the Company is a requirement for the sellers to receive the additional cash consideration payments; however, in the event a seller is terminated without cause, the remaining payments remain payable on the original scheduled payment dates. These payments are accounted for as post-combination compensation liabilities and will be recognized as compensation expense over the applicable service period.

Fair Value of Assets Acquired and Liabilities Assumed

The purchase price was allocated to the net assets acquired based on the Company’s determination of their estimated fair values using available information as of the Acquisition Date. The excess of purchase consideration over the net assets acquired is recorded as goodwill, which primarily reflects the existence of intangible assets not recognized under U.S. GAAP such as the value of expected future synergies, the value of the assembled workforce and other market factors. The preliminary values recorded, which are reflected in the table below, will be adjusted during the measurement period as more detailed analyses are performed and further information becomes available regarding the fair values of these amounts on the Acquisition Date.

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

March 2, 2026
(unaudited)
Cash	$40
Accounts receivable	685
Prepaid expenses and other current assets	5
Property and equipment (1)	7,932
Goodwill (2)	14,912
Accounts payable	(46)
Other current liabilities	(33)
Deferred income tax	(1,487)
Total	$22,008
(1) Includes $7,848 of acquired developed technology.
(2) Goodwill associated with the acquisition is not deductible for tax purposes.

The fair value, valuation methodology, estimated useful life, and significant assumptions of the identifiable intangible asset acquired in the Acquisition are summarized in the table below:

		March 2, 2026
Brinta Identifiable Intangibles	Balance Sheet Location	Fair Value	Valuation Methodology	Estimated Useful Life
Developed technology	Property and equipment, net	$7,848	Multi-period excess earnings method - income approach	7 years

Any subsequent adjustments to the preliminary values not associated with determination of their fair values on the Acquisition Date will be recorded in the consolidated statements of comprehensive income (loss) in the period in which the adjustment is identified.

Total transaction costs associated with the Acquisition were $690 for the three months ended March 31, 2026 and are recorded in other operating expense (income), net in the condensed consolidated statements of comprehensive income (loss).

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

4.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s fair value for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of March 31, 2026 (unaudited)	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$198,605	$198,605	$—	$—
ecosio Cash Earn-outs	66,700	—	—	66,700
ecosio Stock Earn-outs	7,400	—	—	7,400
Long-Term Investment	15,000	—	—	15,000

	Fair Value Measurements Using
As of December 31, 2025	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$266,892	$266,892	$—	$—
ecosio Cash Earn-outs	86,600	—	—	86,600
ecosio Stock Earn-outs	18,900	—	—	18,900
Long-Term Investment	15,000	—	—	15,000

Money Market Funds

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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

ecosio Earn-outs

In connection with the August 2024 acquisition of ecosio GmbH (“ecosio”), the sellers are entitled to three annual earn-outs in the form of cash, with an aggregate of up to $94,355 (the “Cash Earn-outs”), and stock, with an aggregate value of up to $35,000 (the “Stock Earn-outs,” and together with the Cash Earn-outs, the “Earn-outs”), assuming maximum payouts. The Earn-outs are based on ecosio’s achievement of certain monthly software revenue targets over a three-year period, measured over an aggregate of 12 months and paid within 90 days after the relevant measurement period. At the acquisition date, the fair value of the Cash Earn-outs and Stock Earn-outs were $71,000 and $34,000, respectively. The fair value of the Cash Earn-out and the Stock Earn-out were measured on the acquisition date using a Monte Carlo simulation in a risk-neutral framework, calibrated to management’s revenue forecasts. Additional information on the Cash Earn-outs and the Stock Earn-outs is presented in the following table:

	Maximum	Fair Value	Fair Value
Cash Earn-outs/ Period (unaudited)	Payout	March 31, 2026	December 31, 2025
Year 1 - December 1, 2024 - November 30, 2025	$19,600	$—	$19,400
Year 2 - December 1, 2025 - November 30, 2026	30,625	28,900	28,600
Year 3 - December 1, 2026 - November 30, 2027	44,130	37,800	38,600
Total Cash Earn-outs	$94,355	$66,700	$86,600
	Maximum	Fair Value	Fair Value
Stock Earn-outs/ Period (unaudited)	Payout (1)	March 31, 2026	December 31, 2025
Year 1 - December 1, 2024 - November 30, 2025	$12,000	$—	$6,500
Year 2 - December 1, 2025 - November 30, 2026	12,000	3,900	6,500
Year 3 - December 1, 2026 - November 30, 2027	11,000	3,500	5,900
Total Stock Earn-outs	$35,000	$7,400	$18,900
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

The Cash Earn-outs and Stock Earn-outs are recorded at fair value in the condensed consolidated balance sheets as follows:

	As of March 31, 2026		As of December 31, 2025
	(unaudited)
	Current (1)	Non-Current (2)	Current (1)	Non-Current (2)
Cash Earn-outs	$28,900	$37,800	$19,400	$67,200
Stock Earn-outs	3,900	3,500	6,500	12,400
Total	$32,800	$41,300	$25,900	$79,600

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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

During the three months ended March 31, 2026, the Company paid Cash Earn-out of $19,600 for the annual payout period ended November 30, 2025. During the three months ended March 31, 2026, the Company issued 324 shares of its Class A common stock valued at $6,062, for the Stock Earn-out period ended November 30, 2025.

During the three months ended March 31, 2026, the Company recorded fair value adjustments of $(300) and $(5,438) to the Cash Earn-outs and Stock Earn-outs, respectively. During the three months ended March 31, 2025, the Company recorded fair value adjustments of $1,700 and $(16,400) to the Cash Earn-outs and Stock Earn-outs, respectively.

The fair values of the Cash Earn-outs and the Stock Earn-outs and unobservable inputs used for the Monte Carlo Simulation valuation are shown in the table below.

	March 31, 2026 (unaudited)
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$66,700	Monte Carlo Simulation	Revenue volatility	24.0%
			Revenue discount rate	6.9%
			Term (in years)	1.4

ecosio Contingent Consideration - Stock Earn-outs	$7,400	Monte Carlo Simulation	Revenue volatility	24.0%
			Revenue discount rate	6.9%
			Term (in years)	1.4

	December 31, 2025
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$86,600	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	6.8%
			Term (in years)	2.2

ecosio Contingent Consideration - Stock Earn-outs	$18,900	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	6.8%
			Term (in years)	2.2

Changes in the fair value of the Company’s Level 3 liabilities during the three months ended March 31, 2026 were as follows:

	ecosio		Kintsugi
	Contingent Consideration		Long-Term
	Cash Earn-outs	Stock Earn-outs	Investment

	(unaudited)		(unaudited)
Balance, January 1, 2026	$86,600	$18,900	$15,000
Fair value adjustments	(300)	(5,438)	—
Payments - Cash	(19,600)	—	—
Payments - Stock	—	(6,062)	—
Balance, March 31, 2026	$66,700	$7,400	$15,000

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

Long-Term Investment

In April 2025, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with Kintsugi AI, Inc. (“Kintsugi”), a San Francisco-based, AI startup focused on automating sales tax compliance for small and mid-size businesses (the “Kintsugi Investment”).

Pursuant to the Purchase Agreement, the Company purchased 1,568 preferred shares (the “Preferred Stock”) for aggregate consideration of approximately $15,000 (the “Purchase Price”), representing approximately 10% of the fully diluted shares outstanding of Kintsugi on an “as converted” basis, and received a warrant to purchase 320 shares of Kintsugi’s Class A common stock at a price of $0.01 per share (the “Warrant”). The fair value of the Warrant was determined to be nil and therefore the Company allocated the full Purchase Price to the value of the Preferred Stock.

The Company classified the Preferred Stock as an equity security under ASC 321, Investments – Equity Securities. As Kintsugi is a privately held company without a readily determinable fair value, the Preferred Stock qualifies for the measurement alternative under ASC 321 and is measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer. These adjustments require quantitative assessments of the fair value, which may require the use of unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy. The Company performs a qualitative assessment each reporting period to identify indicators of impairment. No observable price change or impairment adjustments have been recorded for either the three months ended March 31, 2026 or 2025. The $15,000 carrying value of the Kintsugi Investment is presented in the long-term investment line in the condensed consolidated balance sheets.

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

Non-recurring Fair Value Measurements

The Brinta acquisition on March 2, 2026, and the ecosio acquisition on August 30, 2024, were accounted for as business combinations and the total purchase price for each acquisition was allocated to the net assets acquired and liabilities assumed based on their estimated fair values.

Derivative Instruments

The Company may periodically enter into derivative contracts to reduce its exposure to foreign currency exchange rates. Historically, the Company has not designated derivative contracts as hedges. Such derivative contracts are typically designed to manage specific risks according to the Company’s strategies, which may change from time to time.

Convertible Senior Notes

As of March 31, 2026 and December 31, 2025, the fair value of the Notes (as defined in Note 8) was $299,595 and $327,043, respectively. The fair value was determined based on the quoted price of the Notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. For further information on the Notes, refer to Note 8, “Debt”.

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

5.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of March 31,	As of December 31,
	2026	2025
	(unaudited)
Leasehold improvements	$20,412	$20,395
Equipment	17,285	16,426
Computer software purchased	1,376	1,383
Internal-use software developed:
Cloud-based customer solutions (1)	349,991	328,648
Internal systems and tools	97,471	92,074
Furniture and fixtures	7,201	7,187
In-process internal-use software	23,916	21,416
Property and equipment	517,652	487,529
Less accumulated depreciation and amortization	(297,245)	(277,802)
Property and equipment, net	$220,407	$209,727
(1) Includes $7,848 of developed technology related to the Brinta acquisition. For further information, refer to Note 3, "Acquisitions".

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,171 and $1,056 for the three months ended March 31, 2026 and 2025, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income.

Finance lease amortization was $18 and $19 for the three months ended March 31, 2026 and 2025, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income.

Assets under finance leases of $265 and $265, net of accumulated amortization of $190 and $171, respectively, at March 31, 2026 and December 31, 2025, respectively, are included in property and equipment, net in the condensed consolidated balance sheets.

The major components of internal-use software developed are as follows:

	As of March 31,	As of December 31,
	2026	2025
	(unaudited)
Internal-use software developed	$447,462	$420,722
Less accumulated depreciation	(262,623)	(244,374)
Internal-use software developed, net of accumulated depreciation	184,839	176,348
In-process internal-use software	23,916	21,416
Internal-use software developed, net	$208,755	$197,764

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

Amounts included in property and equipment additions related to capitalized internal-use software on the condensed consolidated statements of cash flows are as follows:

	For the three months ended March 31,
	2026	2025

	(unaudited)
Cloud-based customer solutions	$17,614	$15,084
Internal systems and tools	6,238	4,762
Total	$23,852	$19,846

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended March 31, 2026 and 2025 was $14,203 and $10,063, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income.

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended March 31, 2026 and 2025 was $5,253 and $4,805, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income.

6.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of March 31,	As of December 31,
	2026	2025
	(unaudited)
Capitalized software	$166,728	$161,402
Less accumulated amortization	(132,762)	(126,890)
Capitalized software, net of accumulated depreciation	33,966	34,512
In-process capitalized software	1,287	968
Capitalized software, net	$35,253	$35,480

Software development costs capitalized for the three months ended March 31, 2026 and 2025 were $5,656 and $5,661, respectively.

Capitalized software amortization expense, including amortization of acquired technology, was $5,883 and $5,792 for the three months ended March 31, 2026 and 2025, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income.

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of March 31,	As of December 31,
	2026	2025
	(unaudited)
Goodwill (1)	$402,429	$392,493
Other intangible assets, net	2,926	3,513
Total	$405,355	$396,006
(1) Includes $14,912 related to the Brinta acquisition. For further information, refer to Note 3 "Acquisitions".

The Company has recognized various amortizable other intangible assets in connection with acquisitions related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements, for the periods presented:

	As of March 31,	As of December 31,
	2026	2025
	(unaudited)
Weighted average amortization period (years)	1.4	1.7

Gross value	$16,999	$17,026
Accumulated amortization	(14,073)	(13,513)
Carrying value	$2,926	$3,513

The following table presents amortization of other intangible assets:

For the three months ended March 31,	Selling and Marketing Expense	Total Expense
2026	$525	$525
2025	531	531

8.DEBT

Credit Agreement

The Company has a credit agreement (“Credit Agreement”) with a banking syndicate, which currently provides a $300,000 revolving facility (the “Line of Credit”). The Company had no outstanding borrowings under the Credit Agreement at March 31, 2026 or December 31, 2025.

Indenture and Notes

On April 26, 2024, the Company issued $345,000 aggregate principal amount of 0.750% Convertible Senior Notes due 2029 (the “Notes”) to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a rate of 0.750% per annum on the principal amount thereof, payable semi-annually

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

in arrears on May 1 and November 1 of each year. The Notes will mature on May 1, 2029, unless earlier repurchased, redeemed or converted in accordance with their terms.

There have been no changes to the initial conversion price of the Notes since issuance. The Notes are convertible into the Company’s Class A common stock at the option of the holders. As of March 31, 2026, none of the Notes were converted.

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

The Company’s indebtedness at March 31, 2026 and December 31, 2025 was as follows:

	As of March 31,			As of December 31,
	2026			2025
	(unaudited)
	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount
Convertible senior notes, non-current	$345,000	$(6,959)	$338,041	$345,000	$(7,523)	$337,477
Total debt	$345,000	$(6,959)	$338,041	$345,000	$(7,523)	$337,477

The Company’s interest expense related to the Notes is as follows:

	For the three months ended March 31,
	2026	2025

	(unaudited)
Contractual interest expense	$647	$647
Amortization of issuance costs	564	564
Total interest expense, convertible senior notes	$1,211	$1,211

9.STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended March 31, 2026, the Company issued (i) 37 shares of Class A common stock related to the exercise of options, and (ii) 941 shares of Class A common stock in connection with the vesting of Restricted Stock Units (“RSUs”), net of 549 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During the three months ended March 31, 2026, the Company issued 324 shares of its Class A common stock for the Stock Earn-out period ended November 30, 2025.

During the three months ended March 31, 2025, the Company issued 374 shares of Class A common stock related to the exercise of options, net of 13 shares returned to the Company in lieu of payment of the exercise price and taxes due on

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

these exercises. During this period, the Company also issued 863 shares of Class A common stock in connection with the vesting of RSUs, net of 545 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs.

Treasury Stock

The Repurchase Program

On October 30, 2025, the board of directors (the “Board”) authorized a stock repurchase program for up to $150,000 of the Company’s outstanding shares of Class A common stock (the “Repurchase Program”). Under the Repurchase Program, share repurchases may be made from time to time in one or more open market or privately negotiated transactions, and/or through other legally permissible means in accordance with applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any shares repurchased will be determined by the Company’s management based on its evaluation of market conditions and other factors. Repurchases may also be made under a Rule 10b5-1 plan, which would permit shares to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. Any repurchased shares will be available for use in connection with the Company’s stock plans and for other corporate purposes. The Repurchase Program has no termination date and may be modified, suspended or discontinued at any time.

The table below sets forth information regarding repurchase of shares under the Repurchase Program (in thousands, except per share data):

	For the three months ended March 31,
	2026	2025

	(unaudited)
Total number of shares repurchased	1,371	—
Average price paid per share (1)	$14.59	$—
Amount repurchased (1)	$20,000	$—
(1) Amount excludes excise tax and commissions.

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

10.    EARNINGS PER SHARE

The tables below illustrate the calculation of basic and diluted net income per common share for the Class A common stock and Class B common stock for the periods reflected below.

	For the three months ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B

	(unaudited)
Basic net income (loss) per share:
Numerator
Allocation of net income (loss) (1)	$(1,224)	$(1,286)	$5,029	$6,101
Denominator
Total shares used in per share computation	78,241	82,156	71,288	86,481
Basic net income (loss) per share:	$(0.02)	$(0.02)	$0.07	$0.07

Diluted net income (loss) per share:
Numerator
Allocation of net income (loss) (1)	$(1,224)	$(1,286)	$5,215	$5,915
Total net income (loss) used in per diluted computation	$(1,224)	$(1,286)	$5,215	$5,915
Denominator
Number shares used in basic per share computation	78,241	82,156	71,288	86,481
Dilutive effect of common stock equivalents	—	—	4,955	—
Total shares used in per share computation	78,241	82,156	76,243	86,481
Dilutive net income (loss) per share:	$(0.02)	$(0.02)	$0.07	$0.07
(1) Allocation of net income (loss) is based on the percentage of shares outstanding.

The following weighted-average outstanding shares of Class A common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A common stock stockholders, as the impact of including them would have been anti-dilutive.

	For the three months ended March 31,
	2026	2025

	(unaudited)
Stock Options (1)	1,404	—
Out-of-the Money Stock Options	276	—
RSAs	204	—
RSUs	6,415	—
ESPP	81	—
Convertible Senior Notes	9,498	9,498
(1) Total excludes out-of-the money stock options.

11.    STOCK-BASED AWARD PLANS

The 2020 Incentive Award Plan (the “2020 Plan”) provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The Company issued stock options, RSAs, RSUs, and PSUs under the 2020 Plan. As of March 31, 2026, 15,159 shares of Class A common stock were available for issuance under the 2020 Plan.

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

Options

The following table summarizes activity for options outstanding under the 2020 Plan for the three months ended March 31, 2026:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value

	(unaudited)
Outstanding at January 1, 2026	1,700	$7.32	4.3	$22,526
Exercised	(37)	2.66
2020 Plan options outstanding at March 31, 2026	1,663	$7.42	3.8	$11,110
2020 Plan options exercisable at March 31, 2026	1,663	$7.42	3.8	$11,110

The details of options outstanding, vested, and exercisable under the 2020 Plan as of March 31, 2026 are as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)

	(unaudited)
$0.15 to $0.71	302	*	302	*
$3.17	58	1.7	58	1.7
$3.73	460	3.3	460	3.3
$4.70	466	3.9	466	3.9
$18.47	190	5.7	190	5.7
$18.96	60	0.1	60	0.1
$19.00	43	5.5	43	5.5
$32.16	84	4.7	84	4.7
	1,663		1,663
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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

There were no options issued under the 2020 Plan during the three months ended March 31, 2026 or 2025. At March 31, 2026, all compensation expense associated with the options was fully recognized.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2026:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share

	(unaudited)
Outstanding at January 1, 2026	5,412	$25.05
Granted	3,728	12.83
Vested	(1,490)	23.04
Forfeited	(118)	22.15
Outstanding at March 31, 2026	7,532	$19.51

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. Vested RSUs are settled by issuing Class A common stock or the equivalent value in cash at the Board’s discretion. At March 31, 2026, $116,101 of unrecognized compensation expense for RSUs is expected to be recognized over a weighted average period of approximately 3.0 years.

Restricted Stock Awards

The following table summarizes Restricted Stock Awards (“RSAs”) activity for the three months ended March 31, 2026:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share

	(unaudited)
Outstanding at January 1, 2026	37	$37.55
Granted	497	14.40
Outstanding at March 31, 2026	534	$16.02

Stock-based compensation cost for RSAs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years.

In connection with the Brinta acquisition, the Company granted the sellers 497 RSAs with an aggregate fair value of $7,151, based on the value of the Company's Class A common stock on the Acquisition Date. The RSAs vest ratably over a four-year service period, with 25% vesting annually and are recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss).

At March 31, 2026, $7,279 of unrecognized compensation expense for RSAs is expected to be recognized over a weighted average period of approximately 3.9 years.

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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

The stock-compensation expense associated with the awards will be accounted for as compensation expense over the vesting periods based on the Company’s assessment of the probability of achieving the targets. If the required conditions are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. During the three months ended March 31, 2026, the Company determined that it was probable that the performance targets for the remaining second and third annual measurement periods would be fully achieved.

The following table summarizes PSU activity for the three months ended March 31, 2026:

		Average
		Grant Date Fair
	Units	Value Per Share

	(unaudited)
Outstanding at January 1, 2026	141	$50.86
Granted	4	14.40
Forfeited	(1)	53.34
Outstanding at March 31, 2026	144	$49.83

At March 31, 2026, a maximum of $3,276 of unrecognized compensation expense for PSUs, pending achievement of targets, may be recognized over a weighted average period of approximately 1.7 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common stock through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Amounts withheld from participants are included in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending May 31, 2026 aggregated $1,953 as of March 31, 2026. As of March 31, 2026, 6,132 shares of Class A common stock were available for issuance under the ESPP.

As of March 31, 2026, there was approximately $235 of unrecognized ESPP stock-based compensation expense expected to be recognized on a straight-line basis over the remaining term of the six-month offering period ending May 31, 2026.

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

At March 31, 2026 and 2025, there were two ESPP offering periods open that end May 31, 2026 and 2025, respectively. The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. ESPP offering periods reported in the March 31, 2026 and 2025 financial statements include the periods noted below in the table. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

	Offering Period Ending
	5/31/2026	5/31/2025
Fair market value of common stock	$19.22	$54.64
Volatility	34.5%	26.4%
Expected term (years)	0.5	0.5
Expected dividend yield	-%	-%
Risk-free interest rate	3.8%	4.4%

Volatility is representative of expected stock price volatility over the offering period based on the Company’s historic stock price volatility. The expected term represents the term of the ESPP offering period, which is six months. The Company does not expect to pay dividends. The risk-free interest rate was based on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected term of the award at the date nearest to the offering term.

Stock-Based Compensation

The Company recognized total stock-based compensation expense related to incentive awards, net of forfeitures, as follows:

	For the three months ended March 31,
	2026	2025

	(unaudited)
Stock-based compensation expense:
Stock options	$—	$311
RSUs	15,545	19,353
RSAs	489	298
PSUs	2,127	830
ESPP	347	252
Total stock-based compensation expense	$18,508	$21,044

The Company recognized stock-based compensation expense in the condensed consolidated statements of comprehensive income as follows:

	For the three months ended March 31,
	2026	2025

	(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$1,745	$2,227
Cost of revenues, services	1,671	1,696
Research and development	3,866	4,352
Selling and marketing	5,343	5,806
General and administrative	5,883	6,963
Total stock-based compensation expense	$18,508	$21,044

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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

During the three months ended March 31, 2026 and 2025, the Company recognized $2,727 and $2,425, respectively, for legal expenses associated with the case within the other operating expense, net line of the condensed consolidated statements of comprehensive income (loss).

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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

The following significant expense categories and measures of segment income (loss) are regularly reported to the CODM for the Company’s single segment:

	For the three months ended March 31,
	2026	2025

	(unaudited)
Total Revenues	$196,646	$177,062
Less:
Cost of revenues – software subscriptions	51,176	44,245
Cost of revenues – services	20,601	19,823
Research & development	24,550	20,886
Selling & marketing	52,635	48,155
General & administrative	54,339	45,028
Depreciation & amortization	6,442	5,880
Change in fair value of acquisition contingent earn-outs	(5,738)	(14,700)
Other segment items (1)	3,247	3,259
Interest income, net	(957)	(1,539)
Income tax expense (benefit)	(7,139)	(5,105)
Net income (loss) (GAAP)	$(2,510)	$11,130
Adjustments:
Interest income, net	(957)	(1,539)
Income tax benefit	(7,139)	(5,105)
Depreciation and amortization – property and equipment	6,442	5,880
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	20,086	15,855
Amortization of acquired intangible assets – selling and marketing expense	525	531
Amortization of cloud computing implementation costs – general and administrative expense	1,037	1,006
Stock-based compensation expense	18,508	21,044
Severance expense (2)	7,408	457
Change in fair value of acquisition contingent earn-outs	(5,738)	(14,700)
Acquisition-related retained employee compensation (3)	417	—
Transaction costs (4)	5,984	2,660
Adjusted EBITDA (Non-GAAP)	$44,063	$37,219
(1) Other segment items include professional fees, contracted labor, transaction costs, acquisition related earn-out adjustments and foreign currency exchange gains (losses).

(2) The three months ended March 31, 2026 includes $6,170 in severance costs related to the Value Creation Plan. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements.

(3) The three months ended March 31, 2026 includes compensation expense recognized related to the Additional Cash Consideration obligation associated with the acquisition of Brinta. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements.

(4) The three months ended March 31, 2026 and 2025 include legal expenses associated with pending litigation related to claims the Company has made against a competitor. For further information, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements. The three months ended March 31, 2026 also includes $2,550 in costs incurred to support the execution of our Value Creation Plan. For further information refer to Note 15, “ Restructuring” to the condensed consolidated financial statements.

Additionally, the Company considers stock-based compensation expense a significant expense category. For further information, refer to Note 11, “Stock-Based Award Plans.”

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

As the Company operates solely within one segment, total assets, property and equipment, net, and capitalized software, net are reported at the consolidated level on the condensed consolidated balance sheets. The Company’s assets include both current and long-lived assets, and corporate assets. As of March 31, 2026 and December 31, 2025, $1,411 and $1,347, respectively, of the Company’s property and equipment assets were held outside of the U.S.

Depreciation and amortization, property and equipment additions, and capital software additions are reported at the consolidated level on the condensed consolidated statements of cash flows.

The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types. For the three months ended March 31, 2026 and 2025, approximately 11% and 8%, respectively, of the Company’s revenues were generated from customers located outside the U.S. None of the Company’s customers represented more than 10% of total revenues for the three months ended March 31, 2026 or 2025. For further information including disaggregation of revenues, refer to Note 2, “Revenue Recognition.”

14.   INCOME TAXES

The Company reported income tax benefit of $7,139 and $5,105 for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rate was 74.0% for the three months ended March 31, 2026, compared to (84.7)% for the three months ended March 31, 2025.

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

The income tax benefit for the three months ended March 31, 2026 was primarily attributable to fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions as well as the impact from the estimated annual effective tax rate applied to pre-tax loss for the three months ended March 31, 2026. This income tax benefit was partially offset by tax expense from stock-based awards exercised or vested, net of limitations on deductions of certain employees’ compensation. The income tax benefit for the three months ended March 31, 2025 was primarily attributable to tax benefits from stock-based awards exercised or vested, net of limitations on deductions of certain employees’ compensation, as well as tax credits. This income tax benefit was partially offset by fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions as well as income tax expense from profitable jurisdictions and on income allocated to state jurisdictions.

15.   RESTRUCTURING

On April 28, 2026, the Company announced its Board approved a global Value Creation Plan (the “Plan”) with the intention to become a more AI-enabled company, focusing investments on key growth opportunities and driving operational efficiency to better align the Company’s workforce and resources with its long-term strategic priorities. The Plan includes a reduction in force of approximately 170 employees along with a significant reduction of third party spend across the Company. In connection with the Plan, the Company recognized a pre-tax charge of $6,170 during the three months ended March 31, 2026, which is included in the general and administrative expense line of the condensed consolidated statements of comprehensive income (loss). This charge consists primarily of cash expenditures related to employee severance, notice pay, statutory termination indemnities, and other employee separation benefits. All related cash payments are expected to be made during 2026. Any changes to the estimates or timing of the Plan will be reflected in the Company’s results of operations in future periods. Total liabilities of $6,170 related to the Plan are recorded in the accrued salaries and benefits line of the condensed consolidated balance sheet at March 31, 2026.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2026 (the “2025 Annual Report”). In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, beliefs, and expectations that involve risks and uncertainties. Our actual results and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in the section titled “Special Note Regarding Forward-Looking Statements” above, and in Part I, Item 1A of the 2025 Annual Report and as may be subsequently updated by our other SEC filings.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 58% and 53% of software subscription revenue from cloud-based subscriptions during the three months ended March 31, 2026 and 2025, respectively. While our on-premise software subscription revenue comprised 42% and 47% of our software subscription revenue during the three months ended March 31, 2026 and 2025, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

We license our solutions primarily through our direct sales force, which focuses on selling to qualified leads provided by our marketing efforts, and through our network of referral partners. We also utilize indirect sales to a lesser extent to efficiently grow and scale our enterprise and mid-market revenues.

Our partner ecosystem is a differentiating, competitive strength in both our software development and our sales and marketing activities. We integrate with key technology partners that span Enterprise Resource Planning (“ERP”), Customer Relationship Management, procurement, billing, Point of Sale and e-commerce. These partners include Adobe/Magento, Coupa, Kintsugi AI, Inc., Microsoft Dynamics, NetSuite, Oracle, Salesforce, SAP, SAP Ariba, Shopify, Workday and Zuora. We also collaborate with numerous accounting firms who have built implementation practices around our software to serve their customer base.

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $196.6 million and $177.1 million for the three months ended March 31, 2026 and 2025, respectively. We had net income (loss) of $(2.5) million and $11.1 million for the three months ended March 31, 2026 and 2025, respectively. These amounts are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, acquisition-related retained employee compensation, and transaction costs. Adjusted EBITDA was $44.1 million and $37.2 million for the three months ended March 31, 2026 and 2025, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

We believe that we currently have ample liquidity and capital resources to continue to meet our operating needs, and our ability to continue to service our debt or other financial obligations is not currently impaired. For a further description of our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Developments

Brinta Acquisition

On March 2, 2026 (the “Acquisition Date”), we completed our acquisition of 100% of the equity interests of Finta Inc. and its subsidiaries (collectively, “Brinta” or the “Acquisition”). Headquartered in Uruguay, Brinta is a Latin American provider of business-to-business integration services, specializing in indirect tax calculation, tax filing, and e-invoicing. We plan to fully integrate Brinta, leveraging its e-invoicing capabilities to immediately expand the Company’s coverage across the Latin American region. Total purchase consideration for the Acquisition was $22.0 million, net of $0.04 million of cash acquired. For further information refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Value Creation Plan

On April 28, 2026, we announced that our Board approved a global Value Creation Plan (the “Plan”) with the intention to become a more AI-enabled company, focusing investments on key growth opportunities and driving operational efficiency to better align our workforce and resources with our long-term strategic priorities. The Plan includes a reduction in force of approximately 170 employees along with a significant reduction of third party spend across the Company. In connection with the Plan, we recognized a pre-tax charge of $6.2 million in the three months ended March 31, 2026. This charge consists primarily of cash expenditures related to employee severance, notice pay, statutory termination indemnities, and other employee separation benefits. All related cash payments are expected to be made during 2026. Any changes to our estimates or timing of the Plan will be reflected in our results of operations in future periods.

We expect the savings from the Plan to yield an improvement of Adjusted EBITDA of between $14.0 million to $16.0 million during fiscal year 2026 and forecast fully annualized cash savings of approximately $60.0 million to $70.0 million per year beginning in fiscal 2027. For further information refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, information technology, legal, risk management, facilities, and human resources staffing, including salaries, benefits, bonuses, severance, stock-based compensation, professional fees, insurance premiums, facility costs, amortization of cloud computing arrangement implementation costs, and other internal support and infrastructure costs. Additionally, the three months ended March 31, 2026 period includes severance costs related to the Plan. For further information refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Change in Fair Value of Acquisition Contingent Earn-Outs

The change in fair value of acquisition contingent earn-outs consists of fair value adjustments to our Cash Earn-outs (as defined below) and Stock Earn-outs (as defined below) (collectively with the Cash Earn-outs, the “Earn-outs”) related to our 2024 acquisition of ecosio GmbH (“ecosio”). The Earn-outs will be revalued and adjusted quarterly until the end of the Earn-out periods.

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

Interest expense consists primarily of interest incurred related to the Notes (as defined below), a Credit Agreement (as defined below), and leases. Interest expense includes amortization of deferred financing fees over the term of the credit facility or write-downs of such costs upon redemption of debt. Interest expense will vary as a result of fluctuations in the level of debt outstanding as well as interest rates on such debt.

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

Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our consolidated financial statements and the notes thereto included in our 2025 Annual Report. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. The following table sets forth our condensed consolidated statements of comprehensive income for the periods indicated.

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Revenues:
Software subscriptions	$167,146	$150,761	$16,385	10.9%
Services	29,500	26,301	3,199	12.2%
Total revenues	196,646	177,062	19,584	11.1%
Cost of revenues:
Software subscriptions (1)	51,176	44,245	6,931	15.7%
Services (1)	20,601	19,823	778	3.9%
Total cost of revenues	71,777	64,068	7,709	12.0%
Gross profit	124,869	112,994	11,875	10.5%
Operating expenses:
Research and development (1)	24,550	20,886	3,664	17.5%
Selling and marketing (1)	52,635	48,155	4,480	9.3%
General and administrative (1)	54,339	45,028	9,311	20.7%
Depreciation and amortization	6,442	5,880	562	9.6%
Change in fair value of acquisition contingent earn-outs	(5,738)	(14,700)	8,962	(61.0)%
Other operating expense, net	3,247	3,259	(12)	(0.4)%
Total operating expenses	135,475	108,508	26,967	24.9%
Income (loss) from operations	(10,606)	4,486	(15,092)	(336.4)%
Interest income, net	(957)	(1,539)	582	(37.8)%
Income (loss) before income taxes	(9,649)	6,025	(15,674)	(260.1)%
Income tax benefit	(7,139)	(5,105)	(2,034)	39.8%
Net income (loss)	(2,510)	11,130	(13,640)	(122.6)%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	6,450	(15,105)	21,555	(142.7)%
Unrealized loss on investments, net of tax	—	9	(9)	(100.0)%
Total other comprehensive income (loss), net of tax	6,450	(15,096)	21,546	(142.7)%
Total comprehensive income (loss)	$(8,960)	$26,226	$(35,186)	(134.2)%
(1)	Includes stock-based compensation expenses as follows in the table below.

.

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025

	(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$1,745	$2,227
Cost of revenues, services	1,671	1,696
Research and development	3,866	4,352
Selling and marketing	5,343	5,806
General and administrative	5,883	6,963
Total stock-based compensation expense	$18,508	$21,044

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the three months ended March 31,
	2026	2025
Revenues:
Software subscriptions	85.0%	85.1%
Services	15.0%	14.9%
Total revenues	100.0%	100.0%
Cost of revenues:
Software subscriptions	26.0%	25.0%
Services	10.5%	11.2%
Total cost of revenues	36.5%	36.2%
Gross profit	63.5%	63.8%
Operating expenses:
Research and development	12.5%	11.8%
Selling and marketing	26.8%	27.2%
General and administrative	27.6%	25.4%
Depreciation and amortization	3.3%	3.3%
Change in fair value of acquisition contingent earn-outs	(2.9)%	(8.3)%
Other operating expense, net	1.7%	1.8%
Total operating expenses	69.0%	61.2%
Income (loss) from operations	(5.5)%	2.6%
Interest income, net	(0.5)%	(0.9)%
Income (loss) before income taxes	(5.0)%	3.5%
Income tax benefit	(3.6)%	(2.9)%
Net income (loss)	(1.4)%	6.4%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	3.3%	(8.5)%
Unrealized loss on investments, net of tax	—%	—%
Total other comprehensive income (loss), net of tax	3.3%	(8.5)%
Total comprehensive income (loss)	(4.7)%	14.9%

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenues

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Revenues:
Software subscriptions	$167,146	$150,761	$16,385	10.9%
Services	29,500	26,301	3,199	12.2%
Total revenues	$196,646	$177,062	$19,584	11.1%

Revenues increased $19.6 million, or 11.1%, to $196.6 million for the three months ended March 31, 2026 compared to $177.1 million for the same period in 2025. The increase in software subscriptions revenues of $16.4 million, or 10.9%, was primarily driven by increases from our existing customers through cross-selling new products, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 6.0% and 8.1% of total software subscriptions revenues in the three months ended March 31, 2026 and 2025, respectively.

The $3.2 million increase in services revenues was primarily driven by a $1.5 million increase in recurring services revenues due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers. Additionally, our managed services offering experienced a $1.7 million increase in service revenues associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions.

Cost of Software Subscriptions Revenues

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Cost of software subscriptions revenues	$51,176	$44,245	$6,931	15.7%

Cost of software subscriptions revenues increased $6.9 million, or 15.7%, to $51.2 million for the three months ended March 31, 2026 compared to $44.2 million for the same period in 2025. The increase was primarily driven by a $4.2 million increase in depreciation and amortization of capitalized software and acquired intangible assets associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the increased amortization of acquired intangible assets. Additionally, there was a $2.7 million increase in costs of personnel supporting period-over-period growth of sales and customers, ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers.

Cost of Services Revenues

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Cost of services revenues	$20,601	$19,823	$778	3.9%

Cost of services revenues increased $0.8 million, or 3.9%, to $20.6 million for the three months ended March 31, 2026, compared to $19.8 million for the same period in 2025. The increase was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering.

Research and Development

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Research and development	$24,550	$20,886	$3,664	17.5%

Research and development expenses increased $3.7 million, or 17.5%, to $24.6 million for the three months ended March 31, 2026 compared to $20.9 million for the same period in 2025. This increase in research and development expenses was primarily due to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces to customer ERP and other software platforms. Additionally, this increase reflects additional research and development investments related to the commercialization of our AI-based Smart Categorization product, other AI-related internal tools and new product initiatives, and other emerging technologies.

Selling and Marketing

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Selling and marketing	$52,635	$48,155	$4,480	9.3%

Selling and marketing expenses increased $4.5 million, or 9.3%, to $52.6 million for the three months ended March 31, 2026 compared to $48.2 million for the same period in 2025. This increase was primarily driven by a $2.9 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. Additionally, there was an increase of $1.5 million in advertising and promotional spending related to expanded brand awareness efforts.

General and Administrative

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
General and administrative	$54,339	$45,028	$9,311	20.7%

General and administrative expenses increased $9.3 million, or 20.7%, to $54.3 million for the three months ended March 31, 2026 compared to $45.0 million for the same period in 2025, primarily driven by planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and other resources in support of our growth. Additionally, $6.2 million of severance expense and $2.6 million of execution costs related to our Value Creation Plan were recorded in the first three months ended March 31, 2026. For further information refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Depreciation and Amortization

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Depreciation and amortization	$6,442	$5,880	$562	9.6%

Depreciation and amortization expenses increased $0.6 million, or 9.6%, to $6.4 million for the three months ended March 31, 2026 compared to $5.9 million for the same period in 2025. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Change in Fair Value of Acquisition Contingent Earn-outs

	For the three months ended
	March 31,
(Dollars in thousands)	2025	2024	Period-Over-Period Change
Change in fair value of acquisition contingent earn-outs	$(5,738)	$(14,700)	$8,962	(61.0)%

Change in fair value of acquisition contingent earn-outs was $(5.7) million for the three months ended March 31, 2026 due to adjustments to the fair values of our ecosio acquisition contingent Cash Earn-outs and Stock Earn-outs of $(0.3) million and $(5.4) million, respectively. Change in fair value of acquisition contingent earn-outs was $(14.7) million for the three months ended March 31, 2025 due to adjustments to the fair values of our ecosio acquisition contingent Cash Earn-outs and Stock Earn-outs of $1.7 million and $(16.4) million, respectively. For further information, refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Operating Expense, Net

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Other operating expense, net	$3,247	$3,259	$(12)	0.4%

Other operating expense, net was $3.2 million for the three months ended March 31, 2026 compared to $3.3 million for the same period in 2025. Legal costs associated with a pending legal claim were $2.7 million and $2.4 million in the first three months ended March 31, 2026 and 2025, respectively. For further information, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additionally, foreign currency transaction gains (losses) were $(0.2) million and $0.6 million for the first three months ended March 31, 2026 and 2025, respectively.

Interest Income, Net

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Interest income, net	$(957)	$(1,539)	$582	(37.8)%

Interest income, net was $1.0 million for the three months ended March 31, 2026 compared to $1.5 million for the same period in 2025. This change was mainly due to a $0.6 million decrease in interest income, driven by lower dollars invested and lower interest rates during the period.

Income Tax Benefit

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Income tax benefit	$(7,139)	$(5,105)	$(2,034)	39.8%

Income tax benefit was $7.1 million and $5.1 million for the three months ended March 31, 2026 and 2025, respectively. The period-over-period change was primarily driven by increased tax benefits from fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, as well the impact from the estimated annual effective tax rate applied to pre-tax loss for the three months ended March 31, 2026. These income tax benefit increases were offset partially by a decreased tax benefit on exercises and vesting of stock awards recognized, net of limitations on deductions of certain employees’ compensation, fluctuations in nondeductible contingent consideration liabilities as well as fluctuations in tax credits.

Liquidity and Capital Resources

As of March 31, 2026, we had unrestricted cash and cash equivalents of $252.5 million. Our primary sources of capital include sales of our solutions, proceeds from bank lending facilities, and the offering of existing or future classes of stock.

As of March 31, 2026, we had a credit agreement with a banking syndicate (the “Credit Agreement”) that provides a $300.0 million revolving facility (the “Line of Credit”). There were no outstanding borrowings under the Credit Agreement at March 31, 2026.

On April 26, 2024, we closed a private offering of $345.0 million aggregate principal amount of 0.750% Convertible Senior Notes due in 2029 (the “Notes”). The net proceeds from the offering of the Notes were $333.7 million, after deducting the initial purchasers’ discount and commissions, and other transaction and offering expenses. For further information on the Notes, refer to our 2025 Annual Report on Form 10-K.

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

The following table presents a summary of our cash flows for the periods indicated:

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Net cash provided by operating activities	$37,975	$14,805	$23,170	156.5%
Net cash used in investing activities	(52,284)	(17,846)	(34,438)	(193.0)%
Net cash used in financing activities	(53,328)	(20,653)	(32,675)	(158.2)%
Effect of foreign exchange rate changes	(505)	1,310	(1,815)	(138.5)%
Net decrease in cash, cash equivalents and restricted cash	$(68,142)	$(22,384)	$(45,758)	(204.4)%

Operating Activities. Net cash provided by operating activities of $38.0 million for the three months ended March 31, 2026 consisted of net loss of $(2.5) million, adjusted for non-cash charges of $46.1 million, and cash outflows of $(5.6) million related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by a decrease in accrued and deferred compensation and accrued expenses, and an increase in prepaid expenses and other current assets due to the timing of cash payments during the period. These changes were partially offset by a decrease in accounts receivable and an increase in deferred revenue, primarily due to customer growth and the timing of cash collections during the period.

Net cash provided by operating activities of $14.8 million for the three months ended March 31, 2025 consisted of net income of $11.1 million, adjusted for non-cash charges of $30.3 million, which were partly offset by cash outflows of $(26.7) million related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by a decrease in accrued and deferred compensation, and an increase in prepaid expenses and other current assets due to the timing of cash payments during the period. These changes were partially offset by an increase in deferred revenue and a decrease in accounts receivable, primarily due to customer growth and the timing of cash collections during the period.

Investing Activities. Net cash used in investing activities of $52.3 million for the three months ended March 31, 2026 consisted of investments in property and equipment, and capitalized software of $24.7 million and $5.7 million, respectively, related to investments in infrastructure, new products, and enhancements to existing products. Additionally, we paid $22.0 million for our acquisition of Brinta. For further information on the Acquisition, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Financing Activities. Net cash used in financing activities of $53.3 million for the three months ended March 31, 2026 consisted of $20.0 million in payments for the repurchases of our Class A common stock under our Repurchase Program, $19.6 million in payments related to our ecosio Cash Earn-out, $7.1 million in payments for taxes related to the net share settlement of stock-based awards, and a $6.6 million decrease in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds. For further information on the Cash Earn-outs, refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Debt. As of March 31, 2026, we had a $300.0 million Line of Credit with no outstanding borrowings in connection with our Credit Agreement. As of March 31, 2026, we had $345.0 million aggregate principal amount of debt outstanding related to our Notes. For further information on our debt obligations, refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Repurchase Program. On October 30, 2025, the Board authorized a stock repurchase program for up to $150.0 million of our outstanding shares of Class A common stock (the “Repurchase Program”). During the first three months ended March 31, 2026, we repurchased 1,370,948 shares of our Class A common stock for an aggregate amount of $20.0 million and have $119.9 million remaining for purchases under our authorization.

The timing and actual number of shares repurchased under the Repurchase Program depend on a variety of factors, including price, general business and market conditions, and other investment opportunities. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. Our Repurchase Program has no termination date and may be suspended, delayed, discontinued, or accelerated at any time. Any repurchased shares will be available for use in connection with our stock plans and for other corporate purposes. For further information on our Repurchase Program, refer to Note 9, “Stockholders’ Equity” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Customer funds obligations represent our contractual obligations to remit collected funds to satisfy customer tax payments. Customer funds obligations are included as a current liability on our condensed consolidated balance sheets as the obligations are expected to be settled within one year. Cash flows related to changes in customer funds obligations liability are presented as cash flows from financing activities.

Contractual Obligations and Commitments

As of March 31, 2026, we have no outstanding borrowings under our Line of Credit. Our Notes are due in May 2029. We expect to continue to fund debt maturities and interest payments with cash flows generated from operations, existing cash and cash equivalents, or proceeds from additional financing. For further information on our debt obligations, refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

There have been no material updates or changes to our contractual obligations and commitments compared to contractual obligations and commitments described in our 2025 Annual Report.

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

	As of March 31,
(Dollars in millions)	2026	2025	Year-Over-Year Change
Annual Recurring Revenue	$687.6	$618.5	$69.1	11.2%

ARR increased by $69.1 million, or 11.2%, at March 31, 2026, as compared to March 31, 2025. The increase was primarily driven by $32.9 million of growth in revenues from existing customers through their expanded use of our solutions as well as price increases, and $36.2 million in growth of subscriptions of our solutions to new customers.

We had 4,895 direct customers and AARPC was approximately $140,464 at March 31, 2026. At March 31, 2025, we had 4,888 direct customers and approximately $126,534 of AARPC. The increase in AARPC was primarily due to expansion of usage by existing customers and adding new scaled customers through organic growth.

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

	As of March 31,
	2026	2025
Net Revenue Retention Rate	105%	109%

NRR decreased by 3.8%, at March 31, 2026, as compared to March 31, 2025. The decrease was largely due to lower growth of additional entitlements as our customers’ annual growth has slowed, keeping them within current bands of usage, as well as delayed deal activity seen for some of our large multinational customers due to the macroeconomic environment.

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

	As of March 31,
	2026	2025
Gross Revenue Retention Rate	95%	95%

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our Credit Agreement. We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, acquisition-related retained employee compensation, and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net income (loss) was $(2.5) million and $11.1 million for the three months ended March 31, 2026 and 2025, respectively, while our net income (loss) margin was (1.3)% and 6.3% over the same periods, respectively. We are unable to reconcile forward-looking Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, without unreasonable efforts because we are currently unable to predict with a reasonable degree of certainty the type and extent of certain items that would be expected to impact net income (loss) for these periods but would not impact Adjusted EBITDA.

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025

	(unaudited)
Adjusted EBITDA:
Net income (loss)	$(2,510)	$11,130
Interest income, net	(957)	(1,539)
Income tax benefit	(7,139)	(5,105)
Depreciation and amortization – property and equipment	6,442	5,880
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	20,086	15,855
Amortization of acquired intangible assets – selling and marketing expense	525	531
Amortization of cloud computing implementation costs – general and administrative expense	1,037	1,006
Stock-based compensation expense	18,508	21,044
Severance expense (1)	7,408	457
Change in fair value of acquisition contingent earn-outs	(5,738)	(14,700)
Acquisition-related retained employee compensation (2)	417	—
Transaction costs (3)	5,984	2,660
Adjusted EBITDA	$44,063	$37,219
Adjusted EBITDA Margin:

Total revenues	$196,646	$177,062
Adjusted EBITDA margin	22.4%	21.0%

(1) The three months ended March 31, 2026 includes $6,170 in severance costs related to the Value Creation Plan. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2) The three months ended March 31, 2026 includes compensation expense recognized related to the Additional Cash Consideration obligation associated with the acquisition of Brinta. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(3) The three months ended March 31, 2026 and 2025 include legal expenses associated with pending litigation related to claims the Company has made against a competitor. For further information, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The three months ended March 31, 2026 also includes $2,550 in costs incurred to support the execution of our Value Creation Plan. For further information refer to Note 15, “ Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The increase in Adjusted EBITDA for the three months ended March 31, 2026 of $6.8 million over the comparable period in 2025 was primarily driven by a $15.6 million increase in non-GAAP gross profit, which was partially offset by increases of $4.9 million in non-GAAP selling and marketing expense, $4.2 million in non-GAAP research and development expense, and $0.4 million in non-GAAP general and administrative expense. Adjusted EBITDA margin increased to 22.4% for the three months ended March 31, 2026 compared to 21.0% for the comparable period in 2025, primarily due to increased operating leverage and realized efficiencies from prior year strategic investments in our global infrastructure and core business processes.

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

Our net cash provided by operating activities was $38.0 million and $14.8 million for the three months ended March 31, 2026 and 2025, respectively, while our operating cash flow margin was 19.3% and 8.4% over the same periods, respectively.

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025

	(unaudited)
Free Cash Flow:
Cash provided by operating activities	$37,975	$14,805
Property and equipment additions	(24,660)	(21,394)
Capitalized software additions	(5,656)	(5,661)
Free cash flow	$7,659	$(12,250)

Free Cash Flow Margin:
Total revenues	$196,646	$177,062
Free cash flow margin	3.9%	(6.9)%

Free cash flow increased by $19.9 million for the three months ended March 31, 2026 as compared to the same period in 2025. This increase was primarily driven by a $23.2 million increase in cash provided by operating activities, resulting from favorable changes in working capital components and the timing of certain operational expenditures. Free cash flow margin increased to 3.9% for the three months ended March 31, 2026 compared to (6.9)% for the same period in 2025.

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

Additional Non-GAAP Financial Measures

In addition to Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow margin calculated and discussed in “Key Business Metrics,” the following additional non-GAAP financial measures are calculated and presented further below:

●	Non-GAAP cost of revenues, software subscriptions is determined by adding back to GAAP cost of revenues, software subscriptions, the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP cost of revenues, services is determined by adding back to GAAP cost of revenues, services, the stock-based compensation expense included in cost of revenues, services for the respective periods.
●	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP gross margin is determined by dividing non-GAAP gross profit by total revenues for the respective periods.
●	Non-GAAP research and development expense is determined by adding back to GAAP research and development expense the stock-based compensation expense and transaction costs related to acquired technology included in research and development expense for the respective periods.
●	Non-GAAP selling and marketing expense is determined by adding back to GAAP selling and marketing expense the stock-based compensation expense and the amortization of acquired intangible assets included in selling and marketing expense for the respective periods.
●	Non-GAAP general and administrative expense is determined by adding back to GAAP general and administrative expense the stock-based compensation expense, amortization of cloud computing implementation costs, severance expense, acquisition-related retained employee compensation, and transaction costs included in general and administrative expense for the respective periods.
●	Non-GAAP operating income is determined by adding back to GAAP loss or income from operations the stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets, amortization of cloud computing implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, acquisition-related retained employee compensation, and transaction costs included in GAAP loss or income from operations for the respective periods.
●	Non-GAAP net income is determined by adding back to GAAP net income or loss income tax benefit or expense, stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets, amortization of cloud computing implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, acquisition-related retained employee compensation, and transaction costs included in GAAP loss or income from operations for the respective periods, to determine non-GAAP income or loss before income taxes. Non-GAAP income or loss before income taxes is then adjusted for income taxes calculated using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5%.

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

	For the three months ended
	March 31,
	2026	2025

(Dollars in thousands)	(unaudited)
Non-GAAP cost of revenues, software subscriptions	$29,345	$26,163
Non-GAAP cost of revenues, services	$18,930	$18,127
Non-GAAP gross profit	$148,371	$132,772
Non-GAAP gross margin	75.5%	75.0%
Non-GAAP research and development expense	$20,684	$16,534
Non-GAAP selling and marketing expense	$46,767	$41,818
Non-GAAP general and administrative expense	$37,044	$36,602
Non-GAAP operating income	$37,621	$31,339
Non-GAAP net income	$28,741	$24,494

	For the three months ended
	March 31,
	2026	2025

(Dollars in thousands)	(unaudited)
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$51,176	$44,245
Stock-based compensation expense	(1,745)	(2,227)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(20,086)	(15,855)
Non-GAAP cost of revenues, software subscriptions	$29,345	$26,163

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$20,601	$19,823
Stock-based compensation expense	(1,671)	(1,696)
Non-GAAP cost of revenues, services	$18,930	$18,127

Non-GAAP Gross Profit:
Gross profit	$124,869	$112,994
Stock-based compensation expense	3,416	3,923
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	20,086	15,855
Non-GAAP gross profit	$148,371	$132,772

Non-GAAP Gross Margin:
Total revenues	$196,646	$177,062
Non-GAAP gross margin	75.5%	75.0%

Non-GAAP Research and Development Expense:
Research and development expense	$24,550	$20,886
Stock-based compensation expense	(3,866)	(4,352)
Non-GAAP research and development expense	$20,684	$16,534

	For the three months ended
	March 31,
(Dollars in thousands)	2026	2025

	(unaudited)

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$52,635	$48,155
Stock-based compensation expense	(5,343)	(5,806)
Amortization of acquired intangible assets – selling and marketing expense	(525)	(531)
Non-GAAP selling and marketing expense	$46,767	$41,818

Non-GAAP General and Administrative Expense:
General and administrative expense	$54,339	$45,028
Stock-based compensation expense	(5,883)	(6,963)
Severance expense (1)	(7,408)	(457)
Acquisition-related retained employee compensation (2)	(417)	—
Transaction costs (3)	(2,550)	—
Amortization of cloud computing implementation costs – general and administrative expense	(1,037)	(1,006)
Non-GAAP general and administrative expense	$37,044	$36,602

Non-GAAP Operating Income:
Income (loss) from operations	$(10,606)	$4,486
Stock-based compensation expense	18,508	21,044
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	20,086	15,855
Amortization of acquired intangible assets – selling and marketing expense	525	531
Amortization of cloud computing implementation costs – general and administrative expense	1,037	1,006
Severance expense (1)	7,408	457
Change in fair value of acquisition contingent earn-outs	(5,738)	(14,700)
Acquisition-related retained employee compensation (2)	417	—
Transaction costs (3)	5,984	2,660
Non-GAAP operating income	$37,621	$31,339

Non-GAAP Net Income:
Net income (loss)	$(2,510)	$11,130
Income tax benefit	(7,139)	(5,105)
Stock-based compensation expense	18,508	21,044
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	20,086	15,855
Amortization of acquired intangible assets – selling and marketing expense	525	531
Amortization of cloud computing implementation costs – general and administrative expense	1,037	1,006
Severance expense (1)	7,408	457
Change in fair value of acquisition contingent earn-outs	(5,738)	(14,700)
Acquisition-related retained employee compensation (2)	417	—
Transaction costs (3)	5,984	2,660
Non-GAAP income before income taxes	38,578	32,878
Income tax adjustment at statutory rate (4)	(9,837)	(8,384)
Non-GAAP net income	$28,741	$24,494

(1) The three months ended March 31, 2026 includes $6,170 in severance costs related to the Value Creation Plan. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2) The three months ended March 31, 2026 includes compensation expense recognized related to the Additional Cash Consideration obligation associated with the acquisition of Brinta. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(3) The three months ended March 31, 2026 and 2025 include legal expenses associated with pending litigation related to claims the Company has made against a competitor. For further information, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The three months ended March 31, 2026 also includes $2,550 in costs incurred to support the execution of our Value Creation Plan. For further information refer to Note 15, “ Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(4) Non-GAAP income before income taxes is adjusted for income taxes using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5%.

Critical Accounting Estimates

The critical accounting policies that reflect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements include revenue recognition and income taxes, which are described in our 2025 Annual Report. There have been no material updates or changes to our critical accounting estimates compared to the critical accounting estimates described in our 2025 Annual Report.

Recent Accounting Pronouncements

For further information on recent accounting pronouncements, refer to Note 1, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had unrestricted cash and cash equivalents of $252.5 million and $314.0 million as of March 31, 2026 and December 31, 2025, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with various financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. Dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, Swedish Krona, and Brazilian Real. Decreases in the relative value of the U.S. Dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. Dollars. For both the three months ended March 31, 2026 and 2025, approximately 4% of our revenues were denominated in currencies other than U.S. Dollars.

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

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 25, 2022, we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interference with our contractual relations and to prohibit the disclosure in any way of our confidential, proprietary and/or trade secret information. We are also seeking monetary damages, including punitive damages and attorney’s fees. As of March 31, 2026, the matter remains before the Court and trial is scheduled to commence on October 13, 2026. We believe the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

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

ITEM 1A. RISK FACTORS

Our cost reduction and restructuring efforts may not achieve their intended benefits and could adversely affect our profitability, financial condition, and results of operations.

The Company has undertaken the Value Creation Plan (the “Plan”) announced in April 2026. The Plan includes a reduction in force of approximately 170 employees across multiple geographies. There can be no assurance that we will achieve the anticipated benefits on the expected timeline, or at all. Implementation costs also might exceed expectations and further cost reduction measures might become necessary, resulting in additional future charges. If these efforts are not properly implemented or are unsuccessful, the Company might experience business disruptions, or our business otherwise might be adversely affected.

Restructuring activities inherently involve significant risks and uncertainties. The Plan could result in the loss of institutional knowledge and expertise, reduce morale and productivity among our remaining employees, and make it more difficult for us to attract, retain, and motivate key personnel. The Plan may also cause significant disruption to our operations, including our ability to maintain the quality and timeliness of our software solutions and customer support. Changes in our service delivery, product development, and customer success teams could adversely affect our customer relationships, our ability to meet contractual obligations, and the pace of innovation and product enhancements. The Plan could also expose the Company to claims, litigation, or regulatory proceedings related to the workforce reduction, which could be costly and time-consuming and could divert management’s attention. Any of the foregoing risks could materially adversely affect our business, financial condition, and results of operations.

This document incorporates by reference various risk factors discussed in the Company’s 2025 Annual Report, under the heading “Risk Factors”.

There are no additional material changes to the risk factors discussed in these filings. You should carefully consider these risks, together with management’s discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. If any of the events contemplated should occur, our business, results of operations, financial condition and cash flows could suffer significantly.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below presents information with respect to our Class A common stock purchases made during the three months ended March 31, 2026 by us or any "affiliated purchaser", as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
				( in thousands)
January 1-31	—	$—	—	$139,921
February 1-28	340,000	14.54	340,000	134,976
March 1-31	1,030,948	14.60	1,030,948	119,921
Total	1,370,948	$14.59	1,370,948	$119,921

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Vertex, Inc.

Date: May 7, 2026	By:	/s/ CHRISTOPHER YOUNG
Christopher Young
President and Chief Executive Officer (principal executive officer)

Date: May 7, 2026	By:	/s/ JOHN SCHWAB
John Schwab
Chief Financial Officer (principal financial officer)