Form 10-Q
period 2026-06-30
Vertex, Inc.
filed 2026-08-04
CIK 1806837

v

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of  July 31, 2026, the registrant had 80,062,339 shares of Class A common stock, $0.001 par value per share, and 82,155,641 shares of Class B common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2026 and December 31, 2025

(Amounts in thousands, except per share data)

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$230,489	$314,009
Funds held for customers	26,497	24,286
Accounts receivable, net of allowance of $12,271 and $11,466, respectively	153,432	183,446
Prepaid expenses and other current assets	81,527	38,966
Total current assets	491,945	560,707
Property and equipment, net of accumulated depreciation	220,471	209,727
Capitalized software, net of accumulated amortization	34,262	35,480
Goodwill and other intangible assets	402,734	396,006
Deferred commissions	29,166	31,907
Deferred income tax asset	127	85
Operating lease right-of-use assets	8,366	9,678
Long-term investment	15,000	15,000
Other assets	8,076	12,245
Total assets	$1,210,147	$1,270,835
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$37,313	$37,557
Accrued expenses	34,549	43,642
Customer funds obligations	24,639	21,802
Accrued salaries and benefits	20,612	23,992
Accrued variable compensation	27,552	34,593
Deferred revenue, current	382,151	382,839
Current portion of operating lease liabilities	4,470	4,283
Current portion of finance lease liabilities	33	55
Purchase commitment and contingent consideration liabilities, current	33,100	25,900
Total current liabilities	564,419	574,663
Deferred revenue, net of current portion	4,750	5,209
Debt, net of current portion	338,605	337,477
Operating lease liabilities, net of current portion	6,776	8,903
Finance lease liabilities, net of current portion	38	54
Purchase commitment and contingent consideration liabilities, net of current portion	40,900	79,600
Deferred income tax liabilities	13,172	5,664
Deferred other liabilities	380	345
Total liabilities	969,040	1,011,915
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 79,414 and 77,580 shares issued and outstanding, respectively	79	77
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 82,156 and 82,156 shares issued and outstanding, respectively	82	82
Treasury stock, at cost, 3,888 and 504 shares, respectively	(56,696)	(10,094)
Additional paid in capital	347,768	316,327
Accumulated deficit	(39,571)	(46,104)
Accumulated other comprehensive loss	(10,555)	(1,368)
Total stockholders' equity	241,107	258,920
Total liabilities and stockholders' equity	$1,210,147	$1,270,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2026 and 2025 (unaudited)

(Amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	$174,753	$157,844	$341,899	$308,605
Services	29,217	26,715	58,717	53,016
Total revenues	203,970	184,559	400,616	361,621
Cost of revenues:
Software subscriptions	52,170	44,459	103,346	88,704
Services	20,500	18,900	41,101	38,723
Total cost of revenues	72,670	63,359	144,447	127,427
Gross profit	131,300	121,200	256,169	234,194
Operating expenses:
Research and development	24,805	20,582	49,355	41,468
Selling and marketing	51,899	48,454	104,534	96,609
General and administrative	51,142	43,392	105,481	88,420
Depreciation and amortization	6,720	6,187	13,162	12,067
Change in fair value of acquisition contingent earn-outs	(100)	2,300	(5,838)	(12,400)
Other operating expense, net	1,277	4,149	4,524	7,408
Total operating expenses	135,743	125,064	271,218	233,572
Income (loss) from operations	(4,443)	(3,864)	(15,049)	622
Other (income) expense:
Interest income, net	(344)	(1,228)	(1,301)	(2,767)
Income (loss) before income taxes	(4,099)	(2,636)	(13,748)	3,389
Income tax benefit	(13,142)	(1,675)	(20,281)	(6,780)
Net income (loss)	9,043	(961)	6,533	10,169
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	2,737	(29,734)	9,187	(44,839)
Unrealized loss on investments, net of tax	—	—	—	9
Total other comprehensive income (loss), net of tax	2,737	(29,734)	9,187	(44,830)
Total comprehensive income (loss)	$6,306	$28,773	$(2,654)	$54,999

Net income (loss) per share of Class A and Class B, basic	$0.06	$(0.01)	$0.04	$0.06
Net income (loss) per share of Class A and Class B, diluted	$0.06	$(0.01)	$0.04	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2026 and 2025 (unaudited)
(Amounts in thousands)

	Common Stock				Treasury Stock				Accumulated
	Outstanding	Class A	Outstanding	Class B			Additional		Other	Total
	Class A	Common	Class B	Common	Treasury	Treasury	Paid In	Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Loss	Equity
Balance, January 1, 2026	77,580	$77	82,156	$82	504	$(10,094)	$316,327	$(46,104)	$(1,368)	$258,920
Exercise of stock options, net	37	—	—	—	—	—	97	—	—	97
Shares issued upon vesting of Restricted Stock Units, net	941	1	—	—	—	—	(7,144)	—	—	(7,143)
Stock-based compensation expense	—	—	—	—	—	—	17,578	—	—	17,578
Shares issued for acquisition contingent stock earn-out	324	1	—	—	—	—	6,061	—	—	6,062
Repurchase of shares	—	—	—	—	1,371	(20,041)	(10)	—	—	(20,051)
Tax impact on capped call transactions	—	—	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	(6,450)	(6,450)
Net loss	—	—	—	—	—	—	—	(2,510)	—	(2,510)
Balance, March 31, 2026	78,882	$79	82,156	$82	1,875	$(30,135)	$332,910	$(48,614)	$(7,818)	$246,504
Exercise of stock options, net	269	—	—	—	—	—	88	—	—	88
Shares issued upon vesting of Restricted Stock Units, net	84	—	—	—	—	—	(537)	—	—	(537)
Shares issued upon vesting of Restricted Stock Awards, net	37	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	13,685	—	—	13,685
Shares issued under ESPP	142	—	—	—	—	—	1,807	—	—	1,807
Repurchase of shares	—	—	—	—	2,013	(26,561)	(186)	—	—	(26,747)
Tax impact on capped call transactions	—	—	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	(2,737)	(2,737)
Net income	—	—	—	—	—	—	—	9,043	—	9,043
Balance, June 30, 2026	79,414	$79	82,156	$82	3,888	$(56,696)	$347,768	$(39,571)	$(10,555)	$241,107

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and six months ended June 30, 2026 and 2025 (unaudited) (continued)
(Amounts in thousands)

	Common Stock				Treasury Stock				Accumulated
	Outstanding	Class A	Outstanding	Class B			Additional		Other	Total
	Class A	Common	Class B	Common	Treasury	Treasury	Paid In	Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Loss	Equity
Balance, January 1, 2025	70,670	$71	86,481	$86	—	$—	$278,389	$(53,315)	$(45,879)	$179,352
Exercise of stock options, net	374	—	—	—	—	—	1,165	—	—	1,165
Shares issued upon vesting of Restricted Stock Units, net	863	1	—	—	—	—	(25,035)	—	—	(25,034)
Stock-based compensation expense	—	—	—	—	—	—	18,780	—	—	18,780
Tax impact on capped call transactions	—	—	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	15,105	15,105
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	—	—	—	—	11,130	—	11,130
Balance, March 31, 2025	71,907	$72	86,481	$86	—	$—	$273,300	$(42,185)	$(30,783)	$200,490
Exercise of stock options, net	871	1	—	—	—	—	6,371	—	—	6,372
Shares issued upon vesting of Restricted Stock Units, net	52	—	—	—	—	—	(921)	—	—	(921)
Shares issued upon vesting of Restricted Stock Awards, net	34	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	11,545	—	—	11,545
Shares issued in connection with ESPP	53	—	—	—	—	—	1,782	—	—	1,782
Class B shares exchanged for Class A shares	4,325	4	(4,325)	(4)	—	—	—	—	—	—
Purchase of capped calls, net of tax	—	—	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	29,734	29,734
Net loss	—	—	—	—	—	—	—	(961)	—	(961)
Balance, June 30, 2025	77,242	$77	82,156	$82	—	$—	$292,078	$(43,146)	$(1,049)	$248,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2026 and 2025 (unaudited)

(Amounts in thousands)

	Six months ended June 30,
	2026	2025

	(unaudited)
Cash flows from operating activities:
Net income	$6,533	$10,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,177	45,694
Amortization of cloud computing implementation costs	2,395	2,024
Provision for subscription cancellations and non-renewals	629	(136)
Amortization of deferred financing costs	1,361	1,361
Change in fair value of contingent consideration liabilities	(5,838)	(12,200)
Stock-based compensation expense	32,270	33,034
Deferred income taxes	6,051	(1,641)
Non-cash operating lease costs	2,226	1,595
Other	15	(71)
Changes in operating assets and liabilities, net of the effects of business acquisition(s):
Accounts receivable	29,887	22,320
Prepaid expenses and other current assets	(44,994)	(13,406)
Deferred commissions	2,741	(258)
Accounts payable	(288)	(5,886)
Accrued expenses	(9,185)	6,446
Accrued and deferred compensation	(11,333)	(29,766)
Deferred revenue	(812)	2,374
Operating lease liabilities	(2,827)	(2,057)
Payments for purchase commitment and contingent consideration liabilities in excess of initial fair value	—	(200)
Other	3,863	1,412
Net cash provided by operating activities	68,871	60,808
Cash flows from investing activities:
Acquisition of businesses and assets, net of cash acquired	(21,968)	—
Long-term investment	—	(15,000)
Property and equipment additions	(47,831)	(42,906)
Capitalized software additions	(10,648)	(10,565)
Purchase of investment securities, available-for-sale	—	(2,398)
Proceeds from sales and maturities of investment securities, available-for-sale	—	11,607
Net cash used in investing activities	(80,447)	(59,262)
Cash flows from financing activities:
Net increase (decrease) in customer funds obligations	2,838	(3,493)
Repurchases of shares	(46,602)	—
Proceeds from purchases of stock under ESPP	1,807	1,782
Payments for taxes related to net share settlement of stock-based awards	(7,936)	(26,105)
Proceeds from exercise of stock options	441	7,687
Payments for acquisition contingent cash earn-out	(19,600)	—
Payments of finance lease liabilities	(39)	(28)
Net cash used in financing activities	(69,091)	(20,157)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(642)	3,307
Net decrease in cash, cash equivalents and restricted cash	(81,309)	(15,304)
Cash, cash equivalents and restricted cash, beginning of period	338,295	326,066
Cash, cash equivalents and restricted cash, end of period	$256,986	$310,762
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$230,489	$284,386
Restricted cash—funds held for customers	26,497	26,376
Total cash, cash equivalents and restricted cash, end of period	$256,986	$310,762

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the SEC on February 24, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements included in the 2025 Annual Report. The accompanying interim condensed consolidated balance sheet as of June 30, 2026, the interim condensed consolidated statements of comprehensive income (loss) and changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the interim condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.

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

Supplemental Balance Sheet Disclosures

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of June 30,	As of December 31,
	2026	2025
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$8,838	$6,187
Unamortized cloud computing implementation costs	6,555	4,666
Prepaid insurance	1,059	1,229
Prepaid licenses and support	24,611	20,003
Prepaid corporate income taxes	40,464	6,881
Prepaid expenses and other current assets	$81,527	$38,966

Other assets:
Unamortized cloud computing implementation costs	$4,629	$8,518
Other assets	3,447	3,727
Total other assets	$8,076	$12,245

Accrued expenses:
Accrued general expenses	$15,439	$18,918
Accrued contract labor and professional fees	12,774	17,624
Accrued income and other taxes	6,336	7,100
Accrued expenses	$34,549	$43,642

Cloud computing software implementation costs incurred in hosting arrangements are capitalized and included as a component of prepaid expenses and other current assets, or other assets, once available for their intended use. These costs are amortized using the straight-line method over their respective contract service periods, including periods covered by an option to extend, ranging from two to five years. Amortization expense for capitalized cloud computing implementation costs for the three and six months ended June 30, 2026 were $1,358 and $2,395, respectively, and for the three and six months ended June 30, 2025 were $1,018 and $2,204, respectively, and are included in general and administrative expense in the condensed consolidated statements of comprehensive income (loss).

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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

2.     REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Software subscriptions:
Software licenses	$73,089	$71,632	$143,465	$142,243
Cloud subscriptions	101,664	86,212	198,434	166,362
Software subscriptions	174,753	157,844	341,899	308,605
Services	29,217	26,715	58,717	53,016
Total revenues	$203,970	$184,559	$400,616	$361,621

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $12,271 and $11,466 at June 30, 2026 and December 31, 2025, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the six months ended June 30, 2026	For the year ended December 31, 2025
	(unaudited)
Balance, beginning of period	$183,446	$164,432
Balance, end of period	153,432	183,446
Increase (decrease)	$(30,014)	$19,014

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized after invoicing ratably over the subscription period. Deferred revenue is included net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $4,303 and $4,120 at June 30, 2026 and December 31, 2025, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

	For the three months ended June 30,
	2026		2025
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, April 1	$(13,225)		$(17,566)
Allowance balance, June 30,	(12,271)		(16,389)
Change in allowance		$(954)		$(1,177)
Deferred allowance balance, April 1,	4,943		12,547
Deferred allowance balance, June 30,	4,303		11,661
Change in deferred allowance		640		886
Net amount charged to revenues		$(314)		$(291)

	For the six months ended June 30,
	2026		2025
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, January 1,	$(11,466)		$(16,838)
Allowance balance, June 30,	(12,271)		(16,389)
Change in allowance		$805		$(449)
Deferred allowance balance, January 1,	4,120		12,028
Deferred allowance balance, June 30,	4,303		11,661
Change in deferred allowance		(183)		367
Net amount charged to revenues		$622		$(82)

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets. The following table provides information about the balances of and changes to deferred revenue for the following periods:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Changes to deferred revenue:
Beginning balance	$398,397	$354,897	$388,048	$344,166
Additional amounts deferred	192,474	176,912	399,469	364,705
Revenues recognized	(203,970)	(184,559)	(400,616)	(361,621)
Ending balance	$386,901	$347,250	$386,901	$347,250

Contract costs

Deferred sales commissions earned by the Company’s sales force and certain sales incentive programs and vendor referral agreements are considered incremental and recoverable costs of obtaining a contract with a customer. An asset is recognized for these incremental contract costs and included as deferred commissions in the condensed consolidated balance sheets. These contract costs are amortized on a straight-line basis over a period consistent with the transfer of the associated products and services to the customer, which is generally one to three years. Amortization of these costs are included in selling and marketing expense in the condensed consolidated statements of comprehensive income (loss). The Company periodically reviews these contract assets to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these assets. There were no impairment losses recorded for the periods presented.

The changes to contract cost balances as of and for the following periods are:

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Deferred commissions:
Beginning balance	$30,879	$27,535	$31,907	$27,480
Additions	5,809	5,922	11,927	10,979
Amortization	(7,522)	(5,720)	(14,668)	(10,722)
Ending balance	$29,166	$27,737	$29,166	$27,737

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

Purchase Consideration

Total purchase consideration for the Acquisition was $22,070 net of $40 cash acquired, which included $10,089 for the settlement of pre-existing debt/borrowings.

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

Additional Cash Consideration

In connection with the Acquisition, the Company entered into arrangements providing for aggregate additional cash consideration payments of $10,000 to the sellers (the “Additional Cash Consideration”), consisting of two installment payments of $5,000, payable on each of the first and second anniversaries of the Acquisition Date. Continued service to the Company is a requirement for the sellers to receive the additional cash consideration payments; however, in the event a seller is terminated without cause, the remaining payments remain payable on the original scheduled payment dates. These payments are accounted for as post-combination compensation liabilities and will be recognized as compensation expense over the applicable service period. Additional Cash Consideration for the three and six months ended June 30, 2026 was $1,250 and $1,667, respectively, and is included in general and administrative expense in the condensed consolidated statements of comprehensive income (loss).

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

March 2, 2026
(unaudited)
Cash	$40
Accounts receivable	685
Prepaid expenses and other current assets	5
Property and equipment (1)	7,932
Goodwill (2)	15,014
Accounts payable	(46)
Other current liabilities	(33)
Deferred income tax	(1,487)
Total	$22,110
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

Total transaction costs associated with the Acquisition were $58 and $748 for the three and six months ended June 30, 2026, respectively, and are recorded in other operating expense (income), net in the condensed consolidated statements of comprehensive income (loss).

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

4.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s fair value for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of June 30, 2026 (unaudited)	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$185,896	$185,896	$—	$—
ecosio Cash Earn-outs	67,000	—	—	67,000
ecosio Stock Earn-outs	7,000	—	—	7,000
Long-Term Investment	15,000	—	—	15,000

	Fair Value Measurements Using
As of December 31, 2025	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$266,892	$266,892	$—	$—
ecosio Cash Earn-outs	86,600	—	—	86,600
ecosio Stock Earn-outs	18,900	—	—	18,900
Long-Term Investment	15,000	—	—	15,000

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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

ecosio Earn-outs

In connection with the August 2024 acquisition of ecosio GmbH (“ecosio”), the sellers are entitled to three annual earn-outs in the form of cash, with an aggregate value of up to $94,355 (the “Cash Earn-outs”), and stock, with an aggregate value of up to $35,000 (the “Stock Earn-outs,” and together with the Cash Earn-outs, the “Earn-outs”), assuming maximum payouts. The Earn-outs are based on ecosio’s achievement of certain monthly software revenue targets over a three-year period, measured over an aggregate of 12 months and paid within 90 days after the relevant measurement period. At the acquisition date, the fair value of the Cash Earn-outs and Stock Earn-outs were $71,000 and $34,000, respectively. The fair value of the Cash Earn-out and the Stock Earn-out were measured on the acquisition date using a Monte Carlo simulation in a risk-neutral framework, calibrated to management’s revenue forecasts. Additional information on the Cash Earn-outs and the Stock Earn-outs is presented in the following table:

	Maximum	Fair Value		Fair Value
Cash Earn-outs/ Period (unaudited)	Payout	June 30, 2026		December 31, 2025
Year 1 - December 1, 2024 - November 30, 2025	$19,600	—	(2)	$19,400
Year 2 - December 1, 2025 - November 30, 2026	30,625	29,400		28,600
Year 3 - December 1, 2026 - November 30, 2027	44,130	37,600		38,600
Total Cash Earn-outs	$94,355	$67,000		$86,600
	Maximum	Fair Value		Fair Value
Stock Earn-outs/ Period (unaudited)	Payout (1)	June 30, 2026		December 31, 2025
Year 1 - December 1, 2024 - November 30, 2025	$12,000	—	(2)	$6,500
Year 2 - December 1, 2025 - November 30, 2026	12,000	3,700		6,500
Year 3 - December 1, 2026 - November 30, 2027	11,000	3,300		5,900
Total Stock Earn-outs	$35,000	$7,000		$18,900
(1) Maximum payout based on Vertex's August 6, 2024 opening share price of $37.02, as referenced in the purchase agreement.
(2) Not applicable as payment has been settled.

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

The Cash Earn-outs and Stock Earn-outs are recorded at fair value in the condensed consolidated balance sheets as follows:

	As of June 30, 2026		As of December 31, 2025
	(unaudited)
	Current (1)	Non-Current (2)	Current (1)	Non-Current (2)
Cash Earn-outs	$29,400	$37,600	$19,400	$67,200
Stock Earn-outs	3,700	3,300	6,500	12,400
Total	$33,100	$40,900	$25,900	$79,600

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

During the three months ended June 30, 2026, the Company recorded fair value adjustments of $300 and $(400) to the Cash Earn-outs and Stock Earn-outs, respectively. During the six months ended June 30, 2026, the Company recorded fair value adjustments of $(5,838) to the Stock Earn-outs. During the three months ended June 30, 2025, the Company recorded fair value adjustments of $1,800 and $500 to the Cash Earn-outs and Stock Earn-outs, respectively. During the six months ended June 30, 2025, the Company recorded fair value adjustments of $3,500 and $(15,900) to the Cash Earn-outs and Stock Earn-outs, respectively.

During the six months ended June 30, 2026, the Company paid Cash Earn-outs of $19,600 for the annual payout period ended November 30, 2025. During the six months ended June 30, 2026, the Company issued 324 shares of its Class A common stock, valued at a total of $6,062, for the Stock Earn-out period ended November 30, 2025.

The fair values of the Cash Earn-outs and the Stock Earn-outs and unobservable inputs used for the Monte Carlo Simulation valuation are shown in the table below.

	June 30, 2026 (unaudited)
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$67,000	Monte Carlo Simulation	Revenue volatility	30.0%
			Revenue discount rate	7.0%
			Term (in years)	1.2

ecosio Contingent Consideration - Stock Earn-outs	$7,000	Monte Carlo Simulation	Revenue volatility	30.0%
			Revenue discount rate	7.0%
			Term (in years)	1.2

	December 31, 2025
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$86,600	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	6.8%
			Term (in years)	2.2

ecosio Contingent Consideration - Stock Earn-outs	$18,900	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	6.8%
			Term (in years)	2.2

Changes in the fair value of the Company’s Level 3 liabilities during the six months ended June 30, 2026 were as follows:

	ecosio		Kintsugi
	Contingent Consideration		Long-Term
	Cash Earn-outs	Stock Earn-outs	Investment

	(unaudited)		(unaudited)
Balance, January 1, 2026	$86,600	$18,900	$15,000
Fair value adjustments	—	(5,838)	—
Payments - Cash	(19,600)	—	—
Payments - Stock	—	(6,062)	—
Balance, June 30, 2026	$67,000	$7,000	$15,000

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

The Company classified the Preferred Stock as an equity security under ASC 321, Investments – Equity Securities. As Kintsugi is a privately held company without a readily determinable fair value, the Preferred Stock qualifies for the measurement alternative under ASC 321 and is measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer. These adjustments require quantitative assessments of the fair value, which may require the use of unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy. The Company performs a qualitative assessment each reporting period to identify indicators of impairment. No observable price change or impairment adjustments have been recorded for either the three or six months ended June 30, 2026 or 2025. The $15,000 carrying value of the Kintsugi Investment is presented in the long-term investment line in the condensed consolidated balance sheets.

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

Non-recurring Fair Value Measurements

The Brinta acquisition on March 2, 2026, and the ecosio acquisition on August 30, 2024, were accounted for as business combinations and the total purchase price for each acquisition was allocated to the net assets acquired and liabilities assumed based on their estimated fair values on the dates of acquisition.

Derivative Instruments

The Company may periodically enter into derivative contracts to reduce its exposure to foreign currency exchange rates. Historically, the Company has not designated derivative contracts as hedges. Such derivative contracts are typically designed to manage specific risks according to the Company’s strategies, which may change from time to time.

Convertible Senior Notes

As of June 30, 2026 and December 31, 2025, the fair value of the Notes (as defined in Note 8) was $309,168 and $327,043, respectively. The fair value was determined based on the quoted price of the Notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. For further information on the Notes, refer to Note 8, “Debt”.

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

5.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of June 30,	As of December 31,
	2026	2025
	(unaudited)
Leasehold improvements	$20,411	$20,395
Equipment	17,963	16,426
Computer software purchased	1,374	1,383
Internal-use software developed:
Cloud-based customer solutions (1)	381,100	328,648
Internal systems and tools	108,258	92,074
Furniture and fixtures	7,202	7,187
In-process internal-use software	3,324	21,416
Property and equipment	539,632	487,529
Less accumulated depreciation and amortization	(319,161)	(277,802)
Property and equipment, net	$220,471	$209,727
(1) Includes $7,848 of developed technology related to the Brinta acquisition. For further information, refer to Note 3, "Acquisitions".

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,204 and $1,068 for the three months ended June 30, 2026 and 2025, respectively, and $2,374 and $2,123 for the six months ended June 30, 2026 and 2025, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

Finance lease amortization was $8 and $19 for the three months ended June 30, 2026 and 2025, respectively, and $26 and $38 for the six months ended June 30, 2026 and 2025, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

Assets under finance leases of $141 and $265, net of accumulated amortization of $73 and $171, respectively, at June 30, 2026 and December 31, 2025, respectively, are included in property and equipment, net in the condensed consolidated balance sheets.

The major components of internal-use software developed are as follows:

	As of June 30,	As of December 31,
	2026	2025
	(unaudited)
Internal-use software developed	$489,358	$420,722
Less accumulated depreciation	(283,464)	(244,374)
Internal-use software developed, net of accumulated depreciation	205,894	176,348
In-process internal-use software	3,324	21,416
Internal-use software developed, net	$209,218	$197,764

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

Amounts included in property and equipment additions related to capitalized internal-use software on the condensed consolidated statements of cash flows are as follows:

	For the six months ended June 30,
	2026	2025

	(unaudited)
Cloud-based customer solutions	$34,441	$31,014
Internal systems and tools	11,767	8,476
Total	$46,208	$39,490

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended June 30, 2026 and 2025 was $15,899 and $11,206, respectively, and $30,102 and $21,269, for the six months ended June 30, 2026 and 2025, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended June 30, 2026 and 2025 was $5,508 and $5,101, respectively and $10,762 and $9,906 for the six months ended June 30, 2026 and 2025, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

6.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

The major components of capitalized software are as follows:

	As of June 30,	As of December 31,
	2026	2025
	(unaudited)
Capitalized software	$171,564	$161,402
Less accumulated amortization	(138,747)	(126,890)
Capitalized software, net of accumulated depreciation	32,817	34,512
In-process capitalized software	1,445	968
Capitalized software, net	$34,262	$35,480

Software development costs capitalized for the three months ended June 30, 2026 and 2025, were $4,993 and $4,904, respectively, and $10,648 and $10,565 for the six months ended June 30, 2026 and 2025, respectively.

Capitalized software amortization expense, including amortization of acquired technology, was $5,984 and $5,464 for the three months ended June 30, 2026 and 2025, respectively, and $11,866 and $11,256 for the six months ended June 30, 2026 and 2025, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of June 30,	As of December 31,
	2026	2025
	(unaudited)
Goodwill (1)	$400,344	$392,493
Other intangible assets, net	2,390	3,513
Total	$402,734	$396,006
(1) Includes $15,014 related to the Brinta acquisition. For further information, refer to Note 3, "Acquisitions".

The Company has recognized various amortizable other intangible assets in connection with acquisitions related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements, for the periods presented:

	As of June 30,	As of December 31,
	2026	2025
	(unaudited)
Weighted average amortization period (years)	1.2	1.7

Gross value	$16,963	$17,026
Accumulated amortization	(14,573)	(13,513)
Carrying value	$2,390	$3,513

The following table presents amortization of other intangible assets:

For the three months ended June 30,	Selling and Marketing Expense	Total Expense
2026	$522	$522
2025	571	571

For the six months ended June 30,	Selling and Marketing Expense	Total Expense
2026	$1,047	$1,047
2025	1,102	1,102

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

8.DEBT

Credit Agreement

The Company has a credit agreement (“Credit Agreement”) with a banking syndicate, which currently provides a $300,000 revolving facility (the “Line of Credit”). The Company had no outstanding borrowings under the Credit Agreement at June 30, 2026 or December 31, 2025.

Indenture and Notes

On April 26, 2024, the Company issued $345,000 aggregate principal amount of 0.750% Convertible Senior Notes due 2029 (the “Notes”) to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended. The Notes bear interest at a rate of 0.750% per annum on the principal amount thereof, payable semi-annually in arrears on May 1 and November 1 of each year. The Notes will mature on May 1, 2029, unless earlier repurchased, redeemed or converted in accordance with their terms.

There have been no changes to the initial conversion price of the Notes since issuance. The Notes are convertible into the Company’s Class A common stock at the option of the holders. As of June 30, 2026, none of the Notes were converted.

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

The Company’s indebtedness at June 30, 2026 and December 31, 2025 was as follows:

	As of June 30,			As of December 31,
	2026			2025
	(unaudited)
	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount
Convertible senior notes, non-current	$345,000	$(6,395)	$338,605	$345,000	$(7,523)	$337,477
Total debt	$345,000	$(6,395)	$338,605	$345,000	$(7,523)	$337,477

The Company’s interest expense related to the Notes is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Contractual interest expense	$647	$647	$1,294	$1,294
Amortization of issuance costs	564	564	1,128	1,128
Total interest expense, convertible senior notes	$1,211	$1,211	$2,422	$2,422

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

9.STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended June 30, 2026, the Company issued (i) 269 shares of Class A common stock related to the exercise of options, net of 59 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises, and (ii) 84 shares of Class A common stock in connection with the vesting of Restricted Stock Units (“RSUs”), net of 41 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During the six months ended June 30, 2026, the Company issued (i) 306 shares of Class A common stock related to the exercise of options, net of 59 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises, and (ii) 1,025 shares of Class A common stock in connection with the vesting of RSUs, net of 590 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During the six months ended June 30, 2026, the Company issued 324 shares of its Class A common stock for the Stock Earn-out period ended November 30, 2025. During the three and six months ended June 30, 2026, the Company issued (i) 37 shares of Class A common stock in connection with the vesting of Restricted Stock Awards (“RSAs”), and (ii) 142 shares of Class A common stock in connection with the ESPP.

During the three months ended June 30, 2025, the Company issued (i) 871 shares of Class A common stock related to the exercise of options, net of five shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises, and (ii) 52 shares of Class A common stock in connection with the vesting of RSUs, net of 25 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During the six months ended June 30, 2025, the Company issued (i) 1,245 shares of Class A common stock related to the exercise of options, net of 18 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises, and (ii) 915 shares of Class A common stock in connection with the vesting of RSUs, net of 570 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During the three and six months ended June 30, 2025, the Company issued (i) 34 shares of Class A common stock in connection with the vesting of RSAs, (ii) 53 shares of Class A common stock in connection with the ESPP, and (iii) 4,325 shares of Class A common stock related to a stockholder’s election to convert an equivalent number of shares of Class B common stock.

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

The table below sets forth information regarding repurchase of shares under the Repurchase Program (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Total number of shares repurchased	2,013	—	3,384	—
Average price paid per share (1)	$13.17	$—	$13.74	$—
Amount repurchased (1)	$26,500	$—	$46,500	$—
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

	For the three months ended June 30,				For the six months ended June 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(unaudited)				(unaudited)
Basic net income (loss) per share:
Numerator
Allocation of net income (loss) (1)	$4,438	$4,605	$(446)	$(515)	$3,197	3,336	$4,656	$5,513
Denominator
Total shares used in per share computation	79,188	82,156	73,727	85,195	78,715	82,156	72,507	85,838
Basic net income (loss) per share:	$0.06	$0.06	$(0.01)	$(0.01)	$0.04	$0.04	$0.06	$0.06

Diluted net income (loss) per share:
Numerator
Allocation of net income (loss) (1)	$4,440	$4,603	$(446)	$(515)	$3,206	3,327	$4,741	$5,428
Total net income (loss) used in per diluted computation	$4,440	$4,603	$(446)	$(515)	$3,206	$3,327	$4,741	$5,428
Denominator
Number of shares used in basic per share computation	79,188	82,156	73,727	85,195	78,715	82,156	72,507	85,838
Dilutive effect of common stock equivalents	48	—	—	—	467	—	2,478	—
Total shares used in per share computation	79,236	82,156	73,727	85,195	79,182	82,156	74,985	85,838
Dilutive net income (loss) per share:	$0.06	$0.06	$(0.01)	$(0.01)	$0.04	$0.04	$0.06	$0.06
(1) Allocation of net income (loss) is based on the percentage of shares outstanding.

The following weighted-average outstanding shares of Class A common stock equivalents by award type were excluded from the computation of diluted net loss per share attributable to Class A common stock stockholders, as the impact of including them would have been anti-dilutive.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Stock Options	—	2,112	—	—
Out-of-the Money Stock Options	312	—	294	4
RSAs	—	35	—	—
RSUs	—	4,177	—	—
ESPP	—	34	—	—
Convertible Senior Notes	9,498	9,498	9,498	9,498

11.    STOCK-BASED AWARD PLANS

The 2020 Incentive Award Plan (the “2020 Plan”) provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The Company issued stock options, RSAs, RSUs, and PSUs (as defined in Note 11) under the 2020 Plan. As of June 30, 2026, 14,867 shares of Class A common stock were available for issuance under the 2020 Plan.

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

Options

The following table summarizes activity for options outstanding under the 2020 Plan for the six months ended June 30, 2026:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value

	(unaudited)
Outstanding at January 1, 2026	1,700	$7.32	4.3	$22,526
Exercised	(365)	2.56
Forfeited	(64)	19.73
2020 Plan options outstanding at June 30, 2026	1,271	$8.06	3.9	$7,654
2020 Plan options exercisable at June 30, 2026	1,271	$8.06	3.9	$7,654

The details of options outstanding, vested, and exercisable under the 2020 Plan as of June 30, 2026 are as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)

	(unaudited)
$0.15 to $0.71	152	*	152	*
$3.17	53	1.6	53	1.6
$3.73	392	3.4	392	3.4
$4.70	361	3.6	361	3.6
$18.47	190	5.4	190	5.4
$19.00	43	5.2	43	5.2
$32.16	80	4.6	80	4.6
	1,271		1,271
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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

There were no options issued under the 2020 Plan during the six months ended June 30, 2026 or 2025. At June 30, 2026, all compensation expense associated with the options was fully recognized.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2026:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
		(unaudited)
Outstanding at January 1, 2026	5,412	$25.05
Granted	4,431	12.79
Vested	(1,615)	23.03
Forfeited	(544)	19.42
Outstanding at June 30, 2026	7,684	$18.86

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. Vested RSUs are settled by issuing Class A common stock or the equivalent value in cash at the Board’s discretion. At June 30, 2026, $105,198 of unrecognized compensation expense for RSUs is expected to be recognized over a weighted average period of approximately 2.9 years.

Restricted Stock Awards

The following table summarizes Restricted Stock Awards (“RSAs”) activity for the six months ended June 30, 2026:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
		(unaudited)
Outstanding at January 1, 2026	37	$37.55
Granted	622	14.08
Vested	(37)	37.55
Outstanding at June 30, 2026	622	$14.08

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

At June 30, 2026, $8,076 of unrecognized compensation expense for RSAs is expected to be recognized over a weighted average period of approximately 3.2 years.

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

The stock-compensation expense associated with the awards will be accounted for as compensation expense over the vesting periods based on the Company’s assessment of the probability of achieving the targets. If the required conditions are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. As of June 30, 2026, the Company determined that it was probable that the performance targets for the remaining second and third annual measurement periods would be fully achieved.

The following table summarizes PSU activity for the six months ended June 30, 2026:

		Average
		Grant Date Fair
	Units	Value Per Share
		(unaudited)
Outstanding at January 1, 2026	141	$50.86
Granted	59	12.97
Forfeited	(2)	46.48
Outstanding at June 30, 2026	198	$39.63

At June 30, 2026, a maximum of $3,056 of unrecognized compensation expense for PSUs, pending achievement of targets, may be recognized over a weighted average period of approximately 1.4 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common stock through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Amounts withheld from participants are included in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending November 30, 2026 aggregated $463 as of June 30, 2026. As of June 30, 2026, 5,990 shares of Class A common stock were available for issuance under the ESPP.

As of June 30, 2026, there was approximately $461 of unrecognized ESPP stock-based compensation expense expected to be recognized on a straight-line basis over the remaining term of the six-month offering period ending November 30, 2026.

At June 30, 2026 and 2025, there were two ESPP offering periods open that end November 30, 2026 and 2025, respectively. The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. ESPP offering periods reported in the June 30, 2026 and 2025 financial statements include the periods noted below in the table. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

	Offering Period Ending
	11/30/2026	11/30/2025
Fair market value of common stock	$14.96	$39.86
Volatility	44.7%	33.5%
Expected term (years)	0.5	0.5
Expected dividend yield	-%	-%
Risk-free interest rate	3.8%	4.3%

Volatility is representative of expected stock price volatility over the offering period based on the Company’s historic stock price volatility. The expected term represents the term of the ESPP offering period, which is six months. The Company does not expect to pay dividends. The risk-free interest rate was based on the rate for a U.S. Treasury zero-coupon issue with a term that closely approximates the expected term of the award at the date nearest to the offering term

Stock-Based Compensation

The Company recognized total stock-based compensation expense related to incentive awards, net of forfeitures, as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Stock-based compensation expense:
Stock options	$—	$110	$—	$421
RSUs	11,849	10,398	27,394	29,751
RSAs	804	308	1,293	606
PSUs	903	878	3,030	1,708
ESPP	206	296	553	548
Total stock-based compensation expense	$13,762	$11,990	$32,270	$33,034

The Company recognized stock-based compensation expense in the condensed consolidated statements of comprehensive income (loss) as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$1,083	$1,233	$2,828	$3,460
Cost of revenues, services	934	1,024	2,605	2,720
Research and development	2,440	2,512	6,306	6,864
Selling and marketing	4,297	3,235	9,640	9,041
General and administrative	5,008	3,986	10,891	10,949
Total stock-based compensation expense	$13,762	$11,990	$32,270	$33,034

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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

During the three months ended June 30, 2026 and 2025, the Company recognized $1,056 and $2,883, respectively, and during the six months ended June 30, 2026 and 2025, the Company recognized $3,783 and $5,308, respectively, for legal expenses associated with the case within the other operating expense, net line of the condensed consolidated statements of comprehensive income (loss).

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
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

The following significant expense categories and measures of segment income (loss) are regularly reported to the CODM for the Company’s single segment:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Total Revenues	$203,970	$184,559	$400,616	$361,621
Less:
Cost of revenues – software subscriptions	52,170	44,459	103,346	88,704
Cost of revenues – services	20,500	18,900	41,101	38,723
Research & development	24,805	20,582	49,355	41,468
Selling & marketing	51,899	48,454	104,534	96,609
General & administrative	51,142	43,392	105,481	88,420
Depreciation & amortization	6,720	6,187	13,162	12,067
Change in fair value of acquisition contingent earn-outs	(100)	2,300	(5,838)	(12,400)
Other segment items (1)	1,277	4,149	4,524	7,408
Interest income, net	(344)	(1,228)	(1,301)	(2,767)
Income tax benefit	(13,142)	(1,675)	(20,281)	(6,780)
Net income (loss) (GAAP)	$9,043	$(961)	$6,533	$10,169
Adjustments:
Interest income, net	(344)	(1,228)	(1,301)	(2,767)
Income tax benefit	(13,142)	(1,675)	(20,281)	(6,780)
Depreciation and amortization – property and equipment	6,720	6,187	13,162	12,067
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	21,882	16,670	41,968	32,525
Amortization of acquired intangible assets – selling and marketing expense	522	571	1,047	1,102
Amortization of cloud computing implementation costs – general and administrative expense	1,358	1,018	2,395	2,024
Stock-based compensation expense	13,762	11,990	32,270	33,034
Severance expense (2)	2,689	317	10,097	774
Acquisition contingent consideration	—	200	—	200
Change in fair value of acquisition contingent earn-outs	(100)	2,300	(5,838)	(12,400)
Acquisition-related retained employee compensation(3)	1,250	—	1,667	—
Transaction costs (4)	7,375	2,980	13,359	5,640
Adjusted EBITDA (Non-GAAP)	$51,015	$38,369	$95,078	$75,588
(1) Other segment items include professional fees, contracted labor, transaction costs, acquisition related earn-out adjustments and foreign currency exchange gains (losses).

(2) The three and six months ended June 30, 2026 include $1,713 and $7,883, respectively, in severance costs related to the Value Creation Plan. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements.

(3) The acquisition-related compensation expenses recorded for the three and six months ended June 30, 2026 are related to the Additional Cash Consideration obligation associated with the acquisition of Brinta. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements.

(4)The three and six months ended June 30, 2026 periods include $6,250 and $8,800, respectively, in costs incurred to support the execution of our Value Creation Plan. For further information, refer to Note 15, “ Restructuring” to the condensed consolidated financial statements. Amounts also include legal expenses associated with pending litigation related to claims the Company has made against a competitor. For further information, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements.

Additionally, the Company considers stock-based compensation expense a significant expense category. For further information, refer to Note 11, “Stock-Based Award Plans.”

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

As the Company operates solely within one segment, total assets, property and equipment, net, and capitalized software, net are reported at the consolidated level on the condensed consolidated balance sheets. The Company’s assets include both current and long-lived assets, and corporate assets. As of June 30, 2026 and December 31, 2025, $1,480 and $1,347, respectively, of the Company’s property and equipment assets were held outside of the U.S.

Depreciation and amortization, property and equipment additions, and capital software additions are reported at the consolidated level on the condensed consolidated statements of cash flows.

The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types. For both the three and six months ended June 30, 2026, approximately 11% of the Company’s revenues were generated from customers located outside the U.S. For both the three and six months ended June 30, 2025, approximately 9% of the Company’s revenues were generated from customers located outside the U.S. None of the Company’s customers represented more than 10% of total revenues for the three or six months ended June 30, 2026 or 2025. For further information, including disaggregation of revenues, refer to Note 2, “Revenue Recognition.”

14.   INCOME TAXES

The Company reported income tax (benefit) of $(13,142) and $(1,675) for the three months ended June 30, 2026 and 2025, respectively, and $(20,281) and $(6,780) for the six months ended June 30, 2026 and 2025, respectively. The effective income tax rate was 320.6% for the three months ended June 30, 2026, compared to 63.5% for the three months ended June 30, 2025, and 147.5% for the six months ended June 30, 2026, compared to (200.1)% for the six months ended June 30, 2025.

In determining interim provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income (loss) adjusted for discrete items arising year-to-date. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, state taxes, tax credits, tax benefits on the exercises and vesting of stock awards, limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m), foreign taxes, and fluctuations in nondeductible contingent consideration liabilities.

The income tax benefit for the three months ended June 30, 2026 was primarily attributable to fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, as well as the impact from the estimated annual effective tax rate applied to pre-tax loss for the three months ended June 30, 2026. The income tax benefit for the six months ended June 30, 2026 was primarily attributable to fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, as well as the impact from the estimated annual effective tax rate applied to pre-tax loss for the six months ended June 30, 2026.

The income tax benefit for the three months ended June 30, 2025 was primarily attributable to tax benefits from stock-based awards exercised or vested, net of limitations on deductions of certain employees’ compensation, and fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions. The income tax benefit for the six months ended June 30, 2025 was primarily attributable to tax benefits from stock-based awards exercised or vested, tax credits, and fluctuations in nondeductible contingent consideration liabilities, net of limitations on deductions of certain employees’ compensation, fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, and state taxes.

15.   RESTRUCTURING

On April 28, 2026, the Company announced its Board approved a global Value Creation Plan (the “Plan”) with the intention to become a more AI-enabled company, focusing investments on key growth opportunities and driving operational efficiency to better align the Company’s workforce and resources with its long-term strategic priorities. The

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

Plan includes a reduction in force of approximately 170 employees along with a significant reduction of third party spend across the Company. In connection with the Plan, the Company recognized pre-tax charges of $1,713 and $7,883 during the three and six months ended June 30, 2026, respectively, which are also included in the general and administrative expense line of the condensed consolidated statements of comprehensive income (loss). These charges consist primarily of cash expenditures related to employee severance, notice pay, statutory termination indemnities, and other employee separation benefits. All related cash payments are expected to be made during 2026. Any changes to the estimates or timing of the Plan will be reflected in the Company’s results of operations in future periods.

Total liabilities related to the Plan are recorded in the accrued salaries and benefits line of the condensed consolidated balance sheet at June 30, 2026. The following table summarizes the Company’s restructuring liability activities for the six months ended June 30, 2026:

Value
Creation
Plan
Balance, January 1, 2026	$—
Initial provision (1)	6,170
Charges (1)	1,713
Payments	(4,348)
Balance, June 30, 2026	$3,535
(1) Included in the general and administrative expense line of the condensed consolidated statements of comprehensive income (loss).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Vertex is the Decision-to-Defense™ global indirect tax and compliance company. Vertex helps enterprises bring control to indirect tax and compliance across the full transaction lifecycle — from tax determination and e-invoicing through reporting, filing, and audit defense — to make outcomes easier to prove and improve over time. Trusted by more than 60% of the Fortune 500, Vertex combines decades of tax expertise, deep global tax and compliance knowledge, and embedded integrations to help organizations operate globally with confidence. With headquarters in North America and offices in South America and Europe, Vertex's purpose is to ensure businesses and communities thrive through trusted transactions. Vertex employs approximately 2,000 professionals and serves companies across the globe.

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 58% and 55% of software subscription revenue from cloud-based subscriptions during the three months ended June 30, 2026 and 2025, respectively, and 58% and 54% for the six months ended June 30, 2026 and 2025, respectively. While our on-premise software subscription revenue comprised 42% and 45% of our software subscription revenue during the three months ended June 30, 2026 and 2025, respectively, and 42% and 46% during the six months ended June 30, 2026 and 2025, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

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

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $204.0 million and $184.6 million for the three months ended June 30, 2026 and 2025, respectively, and $400.6 million and $361.6 million for the six months ended June 30, 2026 and 2025, respectively. We had net income (loss) of $9.0 million and $(1.0) million for the three months ended June 30, 2026 and 2025, respectively, and $6.5 million and $10.2 million for the six months ended June 30, 2026 and 2025, respectively. These amounts are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, acquisition-related retained employee compensation, and transaction costs. Adjusted EBITDA was $51.0 million and $38.4 million for the three months ended June 30, 2026 and 2025, respectively, and $95.1 million and $75.6 million for the six months ended June 30, 2026 and 2025, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

We believe that we currently have ample liquidity and capital resources to continue to meet our operating needs, and our ability to continue to service our debt or other financial obligations is not currently impaired. For a further description of our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Developments

Brinta Acquisition

On March 2, 2026 (the “Acquisition Date”), we completed our acquisition of 100% of the equity interests of Finta Inc. and its subsidiaries (collectively, “Brinta” or the “Acquisition”). Headquartered in Uruguay, Brinta is a Latin American provider of business-to-business integration services, specializing in indirect tax calculation, tax filing, and e-invoicing. We plan to fully integrate Brinta, leveraging its e-invoicing capabilities to immediately expand the Company’s coverage across the Latin American region. Total purchase consideration for the Acquisition was $22.1 million, net of $0.04 million of cash acquired. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Value Creation Plan

On April 28, 2026, we announced that our Board approved a global Value Creation Plan (the “Plan”) with the intention to become a more AI-enabled company, focusing investments on key growth opportunities and driving operational efficiency to better align our workforce and resources with our long-term strategic priorities. The Plan includes a reduction in force of approximately 170 employees along with a significant reduction of third party spend across the Company. In connection with the Plan, we recognized pre-tax charges of $1.7 million and $7.9 million in the three and six months ended June 30, 2026, respectively. These charges consist primarily of cash expenditures related to employee severance, notice pay, statutory termination indemnities, and other employee separation benefits. All related cash payments are expected to be made during 2026. Any changes to our estimates or timing of the Plan will be reflected in our results of operations in future periods.

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

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, information technology, legal, risk management, facilities, and human resources staffing, including salaries, benefits, bonuses, severance, stock-based compensation, professional fees, insurance premiums, facility costs, amortization of cloud computing arrangement implementation costs, and other internal support and infrastructure costs. The three and six months ended June 30, 2026 periods include severance and other costs related to the Plan. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additionally, the three and six months ended June 30, 2026 periods include compensation expense recognized related to the Additional Cash Consideration (as defined in the notes to the condensed consolidated financial statements) to the obligation associated with the acquisition of Brinta. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

	For the three months ended				For the six months ended
	June 30,				June 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change		2026	2025	Period-Over-Period Change
Revenues:
Software subscriptions	$174,753	$157,844	$16,909	10.7%	$341,899	$308,605	$33,294	10.8%
Services	29,217	26,715	2,502	9.4%	58,717	53,016	5,701	10.8%
Total revenues	203,970	184,559	19,411	10.5%	400,616	361,621	38,995	10.8%
Cost of revenues:
Software subscriptions (1)	52,170	44,459	7,711	17.3%	103,346	88,704	14,642	16.5%
Services (1)	20,500	18,900	1,600	8.5%	41,101	38,723	2,378	6.1%
Total cost of revenues	72,670	63,359	9,311	14.7%	144,447	127,427	17,020	13.4%
Gross profit	131,300	121,200	10,100	8.3%	256,169	234,194	21,975	9.4%
Operating expenses:
Research and development (1)	24,805	20,582	4,223	20.5%	49,355	41,468	7,887	19.0%
Selling and marketing (1)	51,899	48,454	3,445	7.1%	104,534	96,609	7,925	8.2%
General and administrative (1)	51,142	43,392	7,750	17.9%	105,481	88,420	17,061	19.3%
Depreciation and amortization	6,720	6,187	533	8.6%	13,162	12,067	1,095	9.1%
Change in fair value of acquisition contingent earn-outs	(100)	2,300	(2,400)	(104.3)%	(5,838)	(12,400)	6,562	(52.9)%
Other operating expense, net	1,277	4,149	(2,872)	(69.2)%	4,524	7,408	(2,884)	(38.9)%
Total operating expenses	135,743	125,064	10,679	8.5%	271,218	233,572	37,646	16.1%
Income (loss) from operations	(4,443)	(3,864)	(579)	15.0%	(15,049)	622	(15,671)	(2,519.5)%
Interest income, net	(344)	(1,228)	884	(72.0)%	(1,301)	(2,767)	1,466	(53.0)%
Income (loss) before income taxes	(4,099)	(2,636)	(1,463)	55.5%	(13,748)	3,389	(17,137)	(505.7)%
Income tax benefit	(13,142)	(1,675)	(11,467)	684.6%	(20,281)	(6,780)	(13,501)	199.1%
Net income (loss)	9,043	(961)	10,004	(1,041.0)%	6,533	10,169	(3,636)	(35.8)%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	2,737	(29,734)	32,471	(109.2)%	9,187	(44,839)	54,026	(120.5)%
Unrealized loss on investments, net of tax	—	—	—	—%	—	9	(9)	(100.0)%
Total other comprehensive income (loss), net of tax	2,737	(29,734)	32,471	(109.2)%	9,187	(44,830)	54,017	(120.5)%
Total comprehensive income (loss)	$6,306	$28,773	$(22,467)	(78.1)%	$(2,654)	$54,999	$(57,653)	(104.8)%
(1)	Includes stock-based compensation expenses as follows in the table below.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$1,083	$1,233	$2,828	$3,460
Cost of revenues, services	934	1,024	2,605	2,720
Research and development	2,440	2,512	6,306	6,864
Selling and marketing	4,297	3,235	9,640	9,041
General and administrative	5,008	3,986	10,891	10,949
Total stock-based compensation expense	$13,762	$11,990	$32,270	$33,034

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues:
Software subscriptions	85.7%	85.5%	85.3%	85.3%
Services	14.3%	14.5%	14.7%	14.7%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Software subscriptions	25.6%	24.1%	25.8%	24.5%
Services	10.1%	10.2%	10.3%	10.7%
Total cost of revenues	35.7%	34.3%	36.1%	35.2%
Gross profit	64.3%	65.7%	63.9%	64.8%
Operating expenses:
Research and development	12.2%	11.2%	12.3%	11.5%
Selling and marketing	25.4%	26.3%	26.1%	26.7%
General and administrative	25.1%	23.5%	26.3%	24.5%
Depreciation and amortization	3.3%	3.4%	3.3%	3.3%
Change in fair value of acquisition contingent earn-outs	—%	1.2%	(1.5)%	(3.4)%
Other operating expense, net	0.6%	2.2%	1.1%	2.0%
Total operating expenses	66.6%	67.8%	67.6%	64.6%
Income (loss) from operations	(2.3)%	(2.1)%	(3.7)%	0.2%
Interest income, net	(0.2)%	(0.7)%	(0.3)%	(0.8)%
Income (loss) before income taxes	(2.1)%	(1.4)%	(3.4)%	1.0%
Income tax benefit	(6.4)%	(0.9)%	(5.1)%	(1.9)%
Net income (loss)	4.3%	(0.5)%	1.7%	2.9%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	1.3%	(16.1)%	2.3%	(12.4)%
Unrealized loss on investments, net of tax	—%	—%	—%	—%
Total other comprehensive income (loss), net of tax	1.3%	(16.1)%	2.3%	(12.4)%
Total comprehensive income (loss)	3.0%	15.6%	(0.6)%	15.3%

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenues

	For the three months ended
	June 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Revenues:
Software subscriptions	$174,753	$157,844	$16,909	10.7%
Services	29,217	26,715	2,502	9.4%
Total revenues	$203,970	$184,559	$19,411	10.5%

Revenues increased $19.4 million, or 10.5%, to $204.0 million for the three months ended June 30, 2026 compared to $184.6 million for the same period in 2025. The increase in software subscriptions revenues of $16.9 million, or 10.7%, was primarily driven by increases from our existing customers through cross-selling new products, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 6.0% and 8.4% of total software subscriptions revenues in the three months ended June 30, 2026 and 2025, respectively.

The $2.5 million increase in services revenues was primarily driven by a $1.8 million increase in recurring services revenues due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers. Additionally, our managed services offering experienced a $0.7 million increase in service revenues associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions.

Cost of Software Subscriptions Revenues

	For the three months ended
	June 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Cost of software subscriptions revenues	$52,170	$44,459	$7,711	17.3%

Cost of software subscriptions revenues increased $7.7 million, or 17.3%, to $52.2 million for the three months ended June 30, 2026 compared to $44.5 million for the same period in 2025. The increase was primarily driven by a $5.2 million increase in depreciation and amortization of capitalized software and acquired intangible assets associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the increased amortization of acquired intangible assets. Additionally, there was a $2.5 million increase in costs of personnel supporting period-over-period growth of sales and customers, ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers.

Cost of Services Revenues

	For the three months ended
	June 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Cost of services revenues	$20,500	$18,900	$1,600	8.5%

Cost of services revenues increased $1.6 million, or 8.5%, to $20.5 million for the three months ended June 30, 2026, compared to $18.9 million for the same period in 2025. The increase was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering.

Research and Development

	For the three months ended
	June 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Research and development	$24,805	$20,582	$4,223	20.5%

Research and development expenses increased $4.2 million, or 20.5%, to $24.8 million for the three months ended June 30, 2026 compared to $20.6 million for the same period in 2025. This increase in research and development expenses was primarily due to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces to customer ERP and other software platforms. Additionally, this increase reflects additional research and development investments related to the commercialization of our AI-based Smart Categorization product, other AI-related internal tools and new product initiatives, and other emerging technologies.

Selling and Marketing

	For the three months ended
	June 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Selling and marketing	$51,899	$48,454	$3,445	7.1%

Selling and marketing expenses increased $3.4 million, or 7.1%, to $51.9 million for the three months ended June 30, 2026 compared to $48.5 million for the same period in 2025. This increase was primarily driven by a $3.4 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. Advertising and promotional spending related to expanded brand awareness efforts was flat as compared to prior year.

General and Administrative

	For the three months ended
	June 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
General and administrative	$51,142	$43,392	$7,750	17.9%

General and administrative expenses increased $7.8 million, or 17.9%, to $51.1 million for the three months ended June 30, 2026 compared to $43.4 million for the same period in 2025, primarily driven by planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and other resources in support of our growth. Additionally, $1.7 million of severance expense and $6.3 million of execution costs related to our Value Creation Plan were recorded in the three months ended June 30, 2026. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The three months ended June 30, 2026 period also includes $1.3 million in compensation expense recognized related to the Additional Cash Consideration obligation associated with the acquisition of Brinta. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Depreciation and Amortization

	For the three months ended
	June 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Depreciation and amortization	$6,720	$6,187	$533	8.6%

Depreciation and amortization expenses increased $0.5 million, or 8.6%, to $6.7 million for the three months ended June 30, 2026 compared to $6.2 million for the same period in 2025. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Change in Fair Value of Acquisition Contingent Earn-outs

	For the three months ended
	June 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Change in fair value of acquisition contingent earn-outs	$(100)	$2,300	$(2,400)	(104.3)%

Change in fair value of acquisition contingent earn-outs was $(0.1) million for the three months ended June 30, 2026 due to adjustments to the fair values of our ecosio acquisition contingent Cash Earn-outs and Stock Earn-outs of $0.3 million and $(0.4) million, respectively. Change in fair value of acquisition contingent earn-outs was $2.3 million for the three months ended June 30, 2025 due to adjustments to the fair values of our ecosio acquisition contingent Cash Earn-outs and Stock Earn-outs of $1.8 million and $0.5 million, respectively. For further information, refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Operating Expense, Net

	For the three months ended
	June 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Other operating expense, net	$1,277	$4,149	$(2,872)	69.2%

Other operating expense, net was $1.3 million for the three months ended June 30, 2026 compared to $4.1 million for the same period in 2025. Legal costs associated with a pending legal claim were $1.1 million and $2.9 million for the three months ended June 30, 2026 and 2025, respectively. For further information, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additionally, foreign currency transaction losses were $0.1 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively.

Interest Income, Net

	For the three months ended
	June 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Interest income, net	$(344)	$(1,228)	$884	(72.0)%

Interest income, net was $(0.3) million for the three months ended June 30, 2026 compared to $(1.2) million for the same period in 2025. This change was mainly due to a $0.9 million decrease in interest income, driven by lower dollars invested and lower interest rates during the period.

Income Tax Benefit

	For the three months ended
	June 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Income tax benefit	$(13,142)	$(1,675)	$(11,467)	684.6%

Income tax benefit was $(13.1) million and $(1.7) million for the three months ended June 30, 2026 and 2025, respectively. The period-over-period change was primarily driven by increased tax benefits from fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, as well as the impact from the estimated annual effective tax rate applied to pre-tax loss for the three months ended June 30, 2026. These income tax benefit increases were partially offset by fluctuations in tax credits, reserves, and non-deductible contingent consideration liabilities.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Revenues

	For the six months ended
	June 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Revenues:
Software subscriptions	$341,899	$308,605	$33,294	10.8%
Services	58,717	53,016	5,701	10.8%
Total revenues	$400,616	$361,621	$38,995	10.8%

Revenues increased $39.0 million, or 10.8%, to $400.6 million for the six months ended June 30, 2026 compared to $361.6 million for the same period in 2025. The increase in software subscriptions revenues of $33.3 million, or 10.8%, was primarily driven by increases from our existing customers through cross-selling new products, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 6.0% and 8.3% of total software subscriptions revenues in the six months ended June 30, 2026 and 2025, respectively.

The $5.7 million increase in services revenues was primarily driven by a $3.3 million increase in recurring services revenues due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers. Additionally, our managed services offering experienced a $2.4 million increase in service revenues associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions.

Cost of Software Subscriptions Revenues

	For the six months ended
	June 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Cost of software subscriptions revenues	$103,346	$88,704	$14,642	16.5%

Cost of software subscriptions revenues increased $14.6 million, or 16.5%, to $103.3 million for the six months ended June 30, 2026 compared to $88.7 million for the same period in 2025. The increase was primarily driven by a $9.4 million increase in depreciation and amortization of capitalized software and acquired intangible assets associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the increased amortization of acquired intangible assets. Additionally, there was a $5.2 million increase in costs of personnel supporting period-over-period growth of sales and customers, ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers.

Cost of Services Revenues

	For the six months ended
	June 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Cost of services revenues	$41,101	$38,723	$2,378	6.1%

Cost of services revenues increased $2.4 million, or 6.1%, to $41.1 million for the six months ended June 30, 2026, compared to $38.7 million for the same period in 2025. The increase was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering.

Research and Development

	For the six months ended
	June 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Research and development	$49,355	$41,468	$7,887	19.0%

Research and development expenses increased $7.9 million, or 19.0%, to $49.4 million for the six months ended June 30, 2026 compared to $41.5 million for the same period in 2025. This increase in research and development expenses was primarily due to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces to customer ERP and other software platforms. Additionally, this increase reflects additional research and development investments related to the commercialization of our AI-based Smart Categorization product, other AI-related internal tools and new product initiatives, and other emerging technologies.

Selling and Marketing

	For the six months ended
	June 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Selling and marketing	$104,534	$96,609	$7,925	8.2%

Selling and marketing expenses increased $7.9 million, or 8.2%, to $104.5 million for the six months ended June 30, 2026 compared to $96.6 million for the same period in 2025. This increase was primarily driven by a $6.3 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. Additionally, there was an increase of $1.6 million in advertising and promotional spending related to expanded brand awareness efforts.

General and Administrative

	For the six months ended
	June 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
General and administrative	$105,481	$88,420	$17,061	19.3%

General and administrative expenses increased $17.1 million, or 19.3%, to $105.5 million for the six months ended June 30, 2026 compared to $88.4 million for the same period in 2025, primarily driven by planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and other resources in support of our growth. Additionally, $7.9 million of severance expense and $8.8 million of execution costs related to our Value Creation Plan were recorded in the six months ended June 30, 2026. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The six months ended June 30, 2026 period also includes $1.7 million in compensation expense recognized related to the Additional Cash Consideration obligation associated with the acquisition of Brinta. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Depreciation and Amortization

	For the six months ended
	June 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Depreciation and amortization	$13,162	$12,067	$1,095	9.1%

Depreciation and amortization expenses increased $1.1 million, or 9.1%, to $13.2 million for the six months ended June 30, 2026 compared to $12.1 million for the same period in 2025. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Change in Fair Value of Acquisition Contingent Earn-outs

	For the six months ended
	June 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Change in fair value of acquisition contingent earn-outs	$(5,838)	$(12,400)	$6,562	(52.9)%

Change in fair value of acquisition contingent earn-outs was $(5.8) million for the six months ended June 30, 2026 due to adjustments to the fair value of our ecosio acquisition contingent Stock Earn-outs of $(5.8) million. Change in fair value of acquisition contingent earn-outs was $(12.4) million for the six months ended June 30, 2025 due to adjustments to the fair values of our ecosio acquisition contingent Cash Earn-outs and Stock Earn-outs of $3.5 million and $(15.9) million, respectively. For further information, refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Operating Expense, Net

	For the six months ended
	June 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Other operating expense, net	$4,524	$7,408	$(2,884)	38.9%

Other operating expense, net was $4.5 million for the six months ended June 30, 2026 compared to $7.4 million for the same period in 2025. Legal costs associated with a pending legal claim were $3.8 million and $5.3 million for the six months ended June 30, 2026 and 2025, respectively. For further information, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additionally, foreign currency transaction (gains) losses were $(0.03) million and $1.6 million for the six months ended June 30, 2026 and 2025, respectively.

Interest Income, Net

	For the six months ended
	June 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Interest income, net	$(1,301)	$(2,767)	$1,466	(53.0)%

Interest income, net was $(1.3) million for the six months ended June 30, 2026 compared to $(2.8) million for the same period in 2025. This change was mainly due to a $1.6 million decrease in interest income driven by lower dollars invested and lower interest rates during the period, partially offset by a $0.1 million decrease in interest expense.

Income Tax Benefit

	For the six months ended
	June 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Income tax benefit	$(20,281)	$(6,780)	$(13,501)	199.1%

Income tax benefit was $(20.3) million and $(6.8) million for the six months ended June 30, 2026 and 2025, respectively. The year-over-year change was primarily driven by increased tax benefits from fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, as well as the impact from the estimated annual effective tax rate applied to pre-tax loss for the six months ended June 30, 2026. These income tax benefit increases were offset partially by increased tax expense on exercises and vesting of stock awards, net of limitations on deductions of certain employees’ compensation as well as fluctuations in tax credits and non-deductible contingent consideration liabilities.

Liquidity and Capital Resources

As of June 30, 2026, we had unrestricted cash and cash equivalents of $230.5 million. Our primary sources of capital include sales of our solutions, proceeds from bank lending facilities, and the offering of existing or future classes of stock.

As of June 30, 2026, we had a credit agreement with a banking syndicate (the “Credit Agreement”) that provides a $300.0 million revolving facility (the “Line of Credit”). There were no outstanding borrowings under the Credit Agreement at June 30, 2026.

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

The following table presents a summary of our cash flows for the periods indicated:

	For the six months ended
	June 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Net cash provided by operating activities	$68,871	$60,808	$8,063	13.3%
Net cash used in investing activities	(80,447)	(59,262)	(21,185)	(35.7)%
Net cash used in financing activities	(69,091)	(20,157)	(48,934)	(242.8)%
Effect of foreign exchange rate changes	(642)	3,307	(3,949)	(119.4)%
Net decrease in cash, cash equivalents and restricted cash	$(81,309)	$(15,304)	$(66,005)	(431.3)%

Operating Activities. Net cash provided by operating activities of $68.9 million for the six months ended June 30, 2026 consisted of net income of $6.5 million, adjusted for non-cash charges of $95.3 million, and cash outflows of $(32.9) million related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by a decrease in accrued and deferred compensation and accrued expenses, and an increase in prepaid expenses and other current assets due to the timing of cash payments during the period. These changes were partially offset by a decrease in accounts receivable due to the timing of cash collections during the period.

Net cash provided by operating activities of $60.8 million for the six months ended June 30, 2025 consisted of net income of $10.2 million and adjustments for non-cash charges of $69.7 million, which were partially offset by cash outflows of $19.0 million related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by a decrease in accrued and deferred compensation and an increase in prepaid expenses and other current assets due to the timing of cash payments during the period. These changes were partially offset by a decrease in accounts receivable due to the timing of cash collections during the period.

Investing Activities. Net cash used in investing activities of $80.4 million for the six months ended June 30, 2026 consisted of investments in property and equipment, and capitalized software of $47.8 million and $10.6 million, respectively, related to investments in infrastructure, new products, and enhancements to existing products. Additionally, we paid $22.0 million for our acquisition of Brinta. For further information on the Acquisition, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net cash used in investing activities of $59.3 million for the six months ended June 30, 2025 consisted of investments in property and equipment, and capitalized software of $42.9 million and $10.6 million, respectively, related to investments in infrastructure, new products, and enhancements to existing products. During the second quarter of 2025, we invested $15.0 million in the Kintsugi Investment. Additionally, we invested $2.4 million in available-for-sale investment securities, which was more than offset by proceeds of $11.6 million received during the period for sales and maturities in our investment securities. For further information on the Kintsugi Investment, refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Financing Activities. Net cash used in financing activities of $69.1 million for the six months ended June 30, 2026 consisted of $46.6 million in payments for the repurchases of our Class A common stock under our Repurchase Program, $19.6 million in payments related to our ecosio Cash Earn-out, and $7.9 million in payments for taxes related to the net share settlement of stock-based awards. These uses of cash were partially offset by a $2.8 million increase in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, $1.8 million in proceeds from the purchase of stock under our employee stock purchase plan (“ESPP”) and $0.4 million in proceeds from the exercise of stock options. For further information on the Cash Earn-outs, refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net cash used in financing activities of $20.2 million for the six months ended June 30, 2025 consisted of $26.1 million in payments for taxes related to the net share settlement of stock-based awards as well as a $3.5 million decrease in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, partially offset by $7.7 million in proceeds from the exercise of stock options, and $1.8 million in proceeds from the purchase of stock under our ESPP.

Debt. As of June 30, 2026, we had a $300.0 million Line of Credit with no outstanding borrowings in connection with our Credit Agreement. As of June 30, 2026, we had $345.0 million aggregate principal amount of debt outstanding related to our Notes. For further information on our debt obligations, refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Repurchase Program. On October 30, 2025, the Board authorized a stock repurchase program for up to $150.0 million of our outstanding shares of Class A common stock (the “Repurchase Program”). During the six months ended June 30,

2026, we repurchased 3,383,744 shares of our Class A common stock for an aggregate amount of $46.5 million (excluding exercise taxes and commissions) and have $93.4 million remaining for purchases under our authorization.

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

Contractual Obligations and Commitments

As of June 30, 2026, we have no outstanding borrowings under our Line of Credit. Our Notes are due in May 2029. We expect to continue to fund debt maturities and interest payments with cash flows generated from operations, existing cash and cash equivalents, or proceeds from additional financing. For further information on our debt obligations, refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Annual Recurring Revenue (“ARR”) and Average Annual Revenue Per Customer (“AARPC”).

We derive the vast majority of our revenue from recurring software subscriptions. We believe ARR provides us with visibility to our projected software subscription revenue in order to evaluate the health of our business. Because we recognize subscription revenue ratably, we believe investors can use ARR to measure our expansion of existing customer revenues, new customer activity, and as an indicator of future software subscription revenues. ARR is based on monthly recurring revenue (“MRR”) from software subscriptions for the most recent month at period end, multiplied by twelve. MRR is calculated by dividing the software subscription price, inclusive of discounts, by the number of subscription covered months. MRR only includes direct customers with MRR at the end of the last month of the measurement period.

AARPC represents average annual revenue per direct customer and is calculated by dividing ARR by the number of software subscription direct customers at the end of the respective period.

	As of June 30,
(Dollars in millions)	2026	2025	Year-Over-Year Change
Annual Recurring Revenue	$703.4	$636.6	$66.8	10.5%

ARR increased by $66.8 million, or 10.5%, at June 30, 2026, as compared to June 30, 2025. The increase was primarily driven by $36.4 million in growth of subscriptions for our solutions to new customers, and $30.4 million in growth of revenues from existing customers through their expanded use of our solutions, as well as price increases.

We had 4,919 direct customers and AARPC was approximately $142,997 at June 30, 2026. At June 30, 2025, we had 4,862 direct customers and approximately $130,934 of AARPC. The increase in AARPC was primarily due to expansion of usage by existing customers and adding new scaled customers through organic growth.

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

	As of June 30,
	2026	2025
Net Revenue Retention Rate	105%	108%

NRR decreased by 3%, at June 30, 2026, as compared to June 30, 2025. The decrease was largely due to lower growth of additional entitlements as our customers’ annual growth has slowed, keeping them within current bands of usage, as well as delayed deal activity seen for some of our large multinational customers due to the macroeconomic environment.

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

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our Credit Agreement. We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, acquisition-related retained employee compensation, and transaction costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net income (loss) was $9.0 million and $(1.0) million for the three months ended June 30, 2026 and 2025, respectively, while our net income (loss) margin was 4.4% and (0.5)% over the same periods, respectively. Additionally, our net income was $6.5 million and $10.2 million for the six months ended June 30, 2026 and 2025, respectively, while our net income margin was 1.6% and 2.8% over the same periods, respectively.

We are unable to reconcile forward-looking Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, without unreasonable efforts because we are currently unable to predict with a reasonable degree of certainty the type and extent of certain items that would be expected to impact net income (loss) for these periods but would not impact Adjusted EBITDA.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025

	(unaudited)		(unaudited)
Adjusted EBITDA:
Net income (loss)	$9,043	$(961)	$6,533	$10,169
Interest income, net	(344)	(1,228)	(1,301)	(2,767)
Income tax benefit	(13,142)	(1,675)	(20,281)	(6,780)
Depreciation and amortization – property and equipment	6,720	6,187	13,162	12,067
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	21,882	16,670	41,968	32,525
Amortization of acquired intangible assets – selling and marketing expense	522	571	1,047	1,102
Amortization of cloud computing implementation costs – general and administrative expense	1,358	1,018	2,395	2,024
Stock-based compensation expense	13,762	11,990	32,270	33,034
Severance expense (1)	2,689	317	10,097	774
Acquisition contingent consideration	—	200	—	200
Change in fair value of acquisition contingent earn-outs	(100)	2,300	(5,838)	(12,400)
Acquisition-related retained employee compensation (2)	1,250	—	1,667	—
Transaction costs (3)	7,375	2,980	13,359	5,640
Adjusted EBITDA	$51,015	$38,369	$95,078	$75,588
Adjusted EBITDA Margin:

Total revenues	$203,970	$184,559	$400,616	$361,621
Adjusted EBITDA margin	25.0%	20.8%	23.7%	20.9%

(1) The three and six months ended June 30, 2026 periods include $1,713 and $7,883, respectively, in severance costs related to the Value Creation Plan. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2) The acquisition-related compensation expenses recorded for the three and six months ended June 30, 2026 are related to the Additional Cash Consideration obligation associated with the acquisition of Brinta. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(3) The three and six months ended June 30, 2026 periods include $6,250 and $8,800, respectively, in costs incurred to support the execution of our Value Creation Plan. For further information, refer to Note 15, “ Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Amounts also include legal expenses associated with pending litigation related to claims the Company has made against a competitor. For further information, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The increase in Adjusted EBITDA for the three months ended June 30, 2026 of $12.6 million over the comparable period in 2025 was primarily driven by a $15.1 million increase in non-GAAP gross profit and a $3.5 million decrease in  non-GAAP general and administrative expense, which was partially offset by increases of $4.3 million in non-GAAP research and development expense and $2.4 million in non-GAAP selling and marketing expense. Adjusted EBITDA margin increased to 25.0% for the three months ended June 30, 2026 compared to 20.8% for the comparable period in 2025, primarily due to the impact of our Value Creation Plan.

The increase in Adjusted EBITDA for the six months ended June 30, 2026 of $19.5 million over the comparable period in 2025 was primarily driven by a $30.7 million increase in non-GAAP gross profit and a $3.0 million decrease in  non-GAAP general and administrative expense, which was partially offset by increases of $8.4 million in non-GAAP research and development expense and $7.4 million in non-GAAP selling and marketing expense. Adjusted EBITDA margin increased to 23.7% for the six months ended June 30, 2026 compared to 20.9% for the comparable period in 2025, primarily due to the impact of our Value Creation Plan, as well as increased operating leverage and realized efficiencies from prior year strategic investments in our global infrastructure and core business processes.

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

Our net cash provided by operating activities was $30.9 million and $46.0 million for the three months ended June 30, 2026 and 2025, respectively, while our operating cash flow margin was 15.1% and 24.9% over the same periods, respectively. Our net cash provided by operating activities was $68.9 million and $60.8 million for the six months ended June 30, 2026 and 2025, respectively, while our operating cash flow margin was 17.2% and 16.8% over the same periods, respectively.

	For the three months ended		For the six months ended
	June 30,		June 30,
(Dollars in thousands)	2026	2025	2026	2025

	(unaudited)		(unaudited)
Free Cash Flow:
Cash provided by operating activities	$30,896	$46,003	$68,871	$60,808
Property and equipment additions	(23,171)	(21,512)	(47,831)	(42,906)
Capitalized software additions	(4,992)	(4,904)	(10,648)	(10,565)
Free cash flow	$2,733	$19,587	$10,392	$7,337

Free Cash Flow Margin:
Total revenues	$203,970	$184,559	$400,616	$361,621
Free cash flow margin	1.3%	10.6%	2.6%	2.0%

Free cash flow decreased by $16.9 million for the three months ended June 30, 2026 as compared to the same period in 2025. This decrease was primarily driven by a $15.1 million decrease in cash provided by operating activities, primarily attributable to the timing of cash payments during the period, as well as $1.7 million in additional investments in property and equipment, and capitalized software related to investments in infrastructure, new products, and enhancements to existing products. Free cash flow margin decreased to 1.3% for the three months ended June 30, 2026 compared to 10.6% for the same period in 2025.

Free cash flow increased by $3.1 million for the six months ended June 30, 2026 as compared to the same period in 2025. This increase was primarily driven by a $8.1 million increase in cash provided by operating activities, resulting from favorable changes in working capital components and the timing of certain operational expenditures. The increase in cash provided by operating activities, was partially offset by $5.0 million in additional investments in property and equipment, and capitalized software related to investments in infrastructure, new products, and enhancements to existing products. Free cash flow margin increased to 2.6% for the six months ended June 30, 2026 compared to 2.0% for the same period in 2025.

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

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

(Dollars in thousands)	(unaudited)		(unaudited)
Non-GAAP cost of revenues, software subscriptions	$29,205	$26,556	$58,550	$52,719
Non-GAAP cost of revenues, services	$19,566	$17,876	$38,496	$36,003
Non-GAAP gross profit	$155,199	$140,127	$303,570	$272,899
Non-GAAP gross margin	76.1%	75.9%	75.8%	75.5%
Non-GAAP research and development expense	$22,365	$18,070	$43,049	$34,604
Non-GAAP selling and marketing expense	$47,080	$44,648	$93,847	$86,466
Non-GAAP general and administrative expense	$34,587	$38,071	$71,631	$74,673
Non-GAAP operating income	$44,295	$32,182	$81,916	$63,521
Non-GAAP net income	$33,256	$24,891	$61,997	$49,385

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

(Dollars in thousands)	(unaudited)		(unaudited)
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$52,170	$44,459	$103,346	$88,704
Stock-based compensation expense	(1,083)	(1,233)	(2,828)	(3,460)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(21,882)	(16,670)	(41,968)	(32,525)
Non-GAAP cost of revenues, software subscriptions	$29,205	$26,556	$58,550	$52,719

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$20,500	$18,900	$41,101	$38,723
Stock-based compensation expense	(934)	(1,024)	(2,605)	(2,720)
Non-GAAP cost of revenues, services	$19,566	$17,876	$38,496	$36,003

Non-GAAP Gross Profit:
Gross profit	$131,300	$121,200	$256,169	$234,194
Stock-based compensation expense	2,017	2,257	5,433	6,180
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	21,882	16,670	41,968	32,525
Non-GAAP gross profit	$155,199	$140,127	$303,570	$272,899

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

(Dollars in thousands)	(unaudited)		(unaudited)
Non-GAAP Gross Margin:
Total revenues	$203,970	$184,559	$400,616	$361,621
Non-GAAP gross margin	76.1%	75.9%	75.8%	75.5%

Non-GAAP Research and Development Expense:
Research and development expense	$24,805	$20,582	$49,355	$41,468
Stock-based compensation expense	(2,440)	(2,512)	(6,306)	(6,864)
Non-GAAP research and development expense	$22,365	$18,070	$43,049	$34,604

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$51,899	$48,454	$104,534	$96,609
Stock-based compensation expense	(4,297)	(3,235)	(9,640)	(9,041)
Amortization of acquired intangible assets – selling and marketing expense	(522)	(571)	(1,047)	(1,102)
Non-GAAP selling and marketing expense	$47,080	$44,648	$93,847	$86,466

Non-GAAP General and Administrative Expense:
General and administrative expense	$51,142	$43,392	$105,481	$88,420
Stock-based compensation expense	(5,008)	(3,986)	(10,891)	(10,949)
Severance expense (1)	(2,689)	(317)	(10,097)	(774)
Acquisition-related retained employee compensation (2)	(1,250)	—	(1,667)	—
Transaction costs (3)	(6,250)	—	(8,800)	—
Amortization of cloud computing implementation costs – general and administrative expense	(1,358)	(1,018)	(2,395)	(2,024)
Non-GAAP general and administrative expense	$34,587	$38,071	$71,631	$74,673

Non-GAAP Operating Income:
Income (loss) from operations	$(4,443)	$(3,864)	$(15,049)	$622
Stock-based compensation expense	13,762	11,990	32,270	33,034
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	21,882	16,670	41,968	32,525
Amortization of acquired intangible assets – selling and marketing expense	522	571	1,047	1,102
Amortization of cloud computing implementation costs – general and administrative expense	1,358	1,018	2,395	2,024
Severance expense (1)	2,689	317	10,097	774
Acquisition contingent consideration	—	200	—	200
Change in fair value of acquisition contingent earn-outs	(100)	2,300	(5,838)	(12,400)
Acquisition-related retained employee compensation (2)	1,250	—	1,667	—
Transaction costs (3)	7,375	2,980	13,359	5,640
Non-GAAP operating income	$44,295	$32,182	$81,916	$63,521

Non-GAAP Net Income:
Net income (loss)	$9,043	$(961)	$6,533	$10,169
Income tax benefit	(13,142)	(1,675)	(20,281)	(6,780)
Stock-based compensation expense	13,762	11,990	32,270	33,034
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	21,882	16,670	41,968	32,525
Amortization of acquired intangible assets – selling and marketing expense	522	571	1,047	1,102
Amortization of cloud computing implementation costs – general and administrative expense	1,358	1,018	2,395	2,024
Severance expense (1)	2,689	317	10,097	774
Acquisition contingent consideration	—	200	—	200
Change in fair value of acquisition contingent earn-outs	(100)	2,300	(5,838)	(12,400)
Acquisition-related retained employee compensation (2)	1,250	—	1,667	—
Transaction costs (3)	7,375	2,980	13,359	5,640
Non-GAAP income before income taxes	44,639	33,410	83,217	66,288
Income tax adjustment at statutory rate (4)	(11,383)	(8,519)	(21,220)	(16,903)
Non-GAAP net income	$33,256	$24,891	$61,997	$49,385

(1) The three and six months ended June 30, 2026 periods include $1,713 and $7,883, respectively, in severance costs related to the Value Creation Plan. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2) The acquisition-related compensation expenses recorded for the three and six months ended June 30, 2026 are related to the Additional Cash Consideration obligation associated with the acquisition of Brinta. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(3) The three and six months ended June 30, 2026 periods include $6,250 and $8,800, respectively, in costs incurred to support the execution of our Value Creation Plan, recorded in general and administrative expense. For further information, refer to Note 15, “ Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Amounts also include legal expenses associated with pending litigation related to claims the Company has made against a competitor. For further information, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

We had unrestricted cash and cash equivalents of $230.5 million and $314.0 million as of June 30, 2026 and December 31, 2025, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with various financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. Dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, and Brazilian Real. Decreases in the relative value of the U.S. Dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. Dollars. For both the three and six months ended June 30, 2026, approximately 4% of our revenues were denominated in currencies other than U.S. Dollars. For the three and six months ended June 30, 2025, approximately 6% and 5%, respectively, of our revenues were denominated in currencies other than U.S. Dollars.

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

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 25, 2022, we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We are seeking a permanent injunction to prevent Avalara from further interference with our contractual relations and to prohibit the disclosure in any way of our confidential, proprietary and/or trade secret information. We are also seeking monetary damages, including punitive damages and attorney’s fees. As of June 30, 2026, the matter remains before the Court. The Court has scheduled a jury trial starting October 13, 2026. We believe the allegations in the complaint, once proven, are sufficient to prevail in this matter. However, the eventual outcome of the case is subject to a number of uncertainties, and therefore we cannot offer any assurance as to the ultimate impact of this case on our business and operations.

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

ITEM 1A. RISK FACTORS

This document incorporates by reference various risk factors discussed in the Company’s 2025 Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, under the heading “Risk Factors.”

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

The table below presents information with respect to our Class A common stock purchases made during the three months ended June 30, 2026 by us or any "affiliated purchaser", as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
				( in thousands)
April 1-30	—	$—	—	$119,921
May 1-31	963,187	13.13	963,187	107,272
June 1-30	1,049,609	13.20	1,049,609	93,421
Total	2,012,796	$13.17	2,012,796	$93,421

(1) On October 30, 2025, the Board authorized the Repurchase Program for up to $150.0 million of the Company's outstanding shares of Class A common stock. The Repurchase Program has no termination date and may be modified, suspended or discontinued at any time.

Shares purchased under the Repurchase Program do not include shares withheld to satisfy withholding tax obligations.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Vertex, Inc.

Date: August 4, 2026	By:	/s/ CHRISTOPHER YOUNG
Christopher Young
President and Chief Executive Officer (principal executive officer)

Date: August 4, 2026	By:	/s/ JOHN SCHWAB
John Schwab
Chief Financial Officer (principal financial officer)