Form 10-Q
period 2026-09-30
Vertex, Inc.
filed 2026-11-05
CIK 1806837

v

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of  November 2, 2026, the registrant had 80,112,136 shares of Class A common stock, $0.001 par value per share, and 82,155,641 shares of Class B common stock, $0.001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Vertex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2026 and December 31, 2025

(Amounts in thousands, except per share data)

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$217,797	$314,009
Funds held for customers	33,433	24,286
Accounts receivable, net of allowance of $7,157 and $11,466, respectively	155,041	183,446
Prepaid expenses and other current assets	36,452	38,966
Total current assets	442,723	560,707
Property and equipment, net of accumulated depreciation	217,727	209,727
Capitalized software, net of accumulated amortization	34,157	35,480
Goodwill and other intangible assets	400,594	396,006
Deferred commissions	31,158	31,907
Deferred income tax asset	2,264	85
Operating lease right-of-use assets	7,830	9,678
Long-term investment	15,000	15,000
Other assets	16,577	12,245
Total assets	$1,168,030	$1,270,835
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$28,766	$37,557
Accrued expenses	54,554	43,642
Customer funds obligations	31,045	21,802
Accrued salaries and benefits	26,940	23,992
Accrued variable compensation	39,025	34,593
Deferred revenue, current	374,539	382,839
Current portion of operating lease liabilities	4,955	4,283
Current portion of finance lease liabilities	34	55
Purchase commitment and contingent consideration liabilities, current	33,600	25,900
Total current liabilities	593,458	574,663
Deferred revenue, net of current portion	4,642	5,209
Debt, net of current portion	339,170	337,477
Operating lease liabilities, net of current portion	5,749	8,903
Finance lease liabilities, net of current portion	30	54
Purchase commitment and contingent consideration liabilities, net of current portion	43,200	79,600
Deferred income tax liabilities	1,212	5,664
Deferred other liabilities	407	345
Total liabilities	987,868	1,011,915
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred shares, $0.001 par value, 30,000 shares authorized; no shares issued and outstanding	—	—
Class A voting common stock, $0.001 par value, 300,000 shares authorized; 79,467 and 77,580 shares issued and outstanding, respectively	79	77
Class B voting common stock, $0.001 par value, 150,000 shares authorized; 82,156 and 82,156 shares issued and outstanding, respectively	82	82
Treasury stock, at cost, 5,924 and 504 shares, respectively	(83,757)	(10,094)
Additional paid in capital	362,532	316,327
Accumulated deficit	(86,204)	(46,104)
Accumulated other comprehensive loss	(12,570)	(1,368)
Total stockholders' equity	180,162	258,920
Total liabilities and stockholders' equity	$1,168,030	$1,270,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2026 and 2025 (unaudited)

(Amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Revenues:
Software subscriptions	$181,677	$164,824	$523,576	$473,429
Services	31,598	27,288	90,315	80,304
Total revenues	213,275	192,112	613,891	553,733
Cost of revenues:
Software subscriptions	52,418	50,034	155,764	138,738
Services	20,648	20,762	61,749	59,485
Total cost of revenues	73,066	70,796	217,513	198,223
Gross profit	140,209	121,316	396,378	355,510
Operating expenses:
Research and development	24,680	19,929	74,035	61,397
Selling and marketing	49,651	47,385	154,185	143,994
General and administrative	51,668	44,609	157,149	133,029
Depreciation and amortization	7,479	6,372	20,641	18,439
Change in fair value of acquisition contingent earn-outs	2,800	(4,000)	(3,038)	(16,400)
Other operating expense, net	3,617	2,701	8,141	10,109
Total operating expenses	139,895	116,996	411,113	350,568
Income (loss) from operations	314	4,320	(14,735)	4,942
Other (income) expense:
Interest income, net	(342)	(1,245)	(1,643)	(4,012)
Income (loss) before income taxes	656	5,565	(13,092)	8,954
Income tax expense (benefit)	47,289	1,520	27,008	(5,260)
Net income (loss)	(46,633)	4,045	(40,100)	14,214
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	2,015	(286)	11,202	(45,125)
Unrealized loss on investments, net of tax	—	—	—	9
Total other comprehensive (income) loss, net of tax	2,015	(286)	11,202	(45,116)
Total comprehensive income (loss)	$(48,648)	$4,331	$(51,302)	$59,330

Net income (loss) per share of Class A and Class B, basic	$(0.29)	$0.03	$(0.25)	$0.09
Net income (loss) per share of Class A and Class B, diluted	$(0.29)	$0.02	$(0.25)	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2026 and 2025 (unaudited)
(Amounts in thousands)

	Common Stock				Treasury Stock				Accumulated
	Outstanding	Class A	Outstanding	Class B			Additional		Other	Total
	Class A	Common	Class B	Common	Treasury	Treasury	Paid In	Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Loss	Equity
Balance, January 1, 2026	77,580	$77	82,156	$82	504	$(10,094)	$316,327	$(46,104)	$(1,368)	$258,920
Exercise of stock options, net	37	—	—	—	—	—	97	—	—	97
Shares issued upon vesting of Restricted Stock Units, net	941	1	—	—	—	—	(7,144)	—	—	(7,143)
Stock-based compensation expense	—	—	—	—	—	—	17,578	—	—	17,578
Shares issued for acquisition contingent stock earn-out	324	1	—	—	—	—	6,061	—	—	6,062
Repurchase of shares	—	—	—	—	1,371	(20,041)	(10)	—	—	(20,051)
Tax impact on capped call transactions	—	—	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	(6,450)	(6,450)
Net loss	—	—	—	—	—	—	—	(2,510)	—	(2,510)
Balance, March 31, 2026	78,882	$79	82,156	$82	1,875	$(30,135)	$332,910	$(48,614)	$(7,818)	$246,504
Exercise of stock options, net	269	—	—	—	—	—	88	—	—	88
Shares issued upon vesting of Restricted Stock Units, net	84	—	—	—	—	—	(537)	—	—	(537)
Shares issued upon vesting of Restricted Stock Awards, net	37	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	13,685	—	—	13,685
Shares issued under ESPP	142	—	—	—	—	—	1,807	—	—	1,807
Repurchase of shares	—	—	—	—	2,013	(26,561)	(186)	—	—	(26,747)
Tax impact on capped call transactions	—	—	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	(2,737)	(2,737)
Net income	—	—	—	—	—	—	—	9,043	—	9,043
Balance, June 30, 2026	79,414	$79	82,156	$82	3,888	$(56,696)	$347,768	$(39,571)	$(10,555)	$241,107
Exercise of stock options, net	2	—	—	—	—	—	—	—	—	—
Shares issued upon vesting of Restricted Stock Units, net	51	—	—	—	—	—	(328)	—	—	(328)
Stock-based compensation expense	—	—	—	—	—	—	15,355	—	—	15,355
Repurchase of shares	—	—	—	—	2,036	(27,061)	(263)	—	—	(27,324)
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	(2,015)	(2,015)
Net loss	—	—	—	—	—	—	—	(46,633)	—	(46,633)
Balance, September 30, 2026	79,467	$79	82,156	$82	5,924	$(83,757)	$362,532	$(86,204)	$(12,570)	$180,162

Vertex, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the three and nine months ended September 30, 2026 and 2025 (unaudited) (continued)
(Amounts in thousands)

	Common Stock				Treasury Stock				Accumulated
	Outstanding	Class A	Outstanding	Class B			Additional		Other	Total
	Class A	Common	Class B	Common	Treasury	Treasury	Paid In	Accumulated	Comprehensive	Stockholders'
	Shares	Stock	Shares	Stock	Shares	Stock	Capital	Deficit	Loss	Equity
Balance, January 1, 2025	70,670	$71	86,481	$86	—	$—	$278,389	$(53,315)	$(45,879)	$179,352
Exercise of stock options, net	374	—	—	—	—	—	1,165	—	—	1,165
Shares issued upon vesting of Restricted Stock Units, net	863	1	—	—	—	—	(25,035)	—	—	(25,034)
Stock-based compensation expense	—	—	—	—	—	—	18,780	—	—	18,780
Tax impact on capped call transactions	—	—	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	15,105	15,105
Unrealized loss from available-for-sale investments, net of tax	—	—	—	—	—	—	—	—	(9)	(9)
Net income	—	—	—	—	—	—	—	11,130	—	11,130
Balance, March 31, 2025	71,907	$72	86,481	$86	—	$—	$273,300	$(42,185)	$(30,783)	$200,490
Exercise of stock options, net	871	1	—	—	—	—	6,371	—	—	6,372
Shares issued upon vesting of Restricted Stock Units, net	52	—	—	—	—	—	(921)	—	—	(921)
Shares issued upon vesting of Restricted Stock Awards, net	34	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	11,545	—	—	11,545
Shares issued in connection with ESPP	53	—	—	—	—	—	1,782	—	—	1,782
Class B shares exchanged for Class A shares	4,325	4	(4,325)	(4)	—	—	—	—	—	—
Purchase of capped calls, net of tax	—	—	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	29,734	29,734
Net loss	—	—	—	—	—	—	—	(961)	—	(961)
Balance, June 30, 2025	77,242	$77	82,156	$82	—	$—	$292,078	$(43,146)	$(1,049)	$248,042
Exercise of stock options, net	7	—	—	—	—	—	19	—	—	19
Shares issued upon vesting of Restricted Stock Units, net	66	—	—	—	—	—	(1,073)	—	—	(1,073)
Stock-based compensation expense	—	—	—	—	—	—	13,152	—	—	13,152
Tax impact on capped calls	—	—	—	—	—	—	1	—	—	1
Foreign currency translation adjustments and revaluations, net of tax	—	—	—	—	—	—	—	—	286	286
Net income	—	—	—	—	—	—	—	4,045	—	4,045
Balance, September 30, 2025	77,315	$77	82,156	$82	—	—	$304,177	$(39,101)	$(763)	$264,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

Vertex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2026 and 2025 (unaudited)

(Amounts in thousands)

	Nine months ended September 30,
	2026	2025

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(40,100)	$14,214
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	87,317	70,797
Amortization of cloud computing implementation costs	3,814	2,895
Provision for subscription cancellations and non-renewals	(3,014)	(498)
Amortization of deferred financing costs	2,041	2,041
Change in fair value of contingent consideration liabilities	(3,038)	(16,200)
Stock-based compensation expense	47,651	46,249
Deferred income taxes	(8,062)	(3,029)
Non-cash operating lease costs	2,754	2,440
Other	(235)	(60)
Changes in operating assets and liabilities, net of the effects of business acquisition(s):
Accounts receivable	33,395	35,819
Prepaid expenses and other current assets	(1,373)	(14,489)
Deferred commissions	749	(1,332)
Accounts payable	(8,824)	(963)
Accrued expenses	11,481	4,362
Accrued and deferred compensation	6,494	(10,910)
Deferred revenue	(9,977)	(6,784)
Operating lease liabilities	(3,348)	(3,191)
Payments for purchase commitment and contingent consideration liabilities in excess of initial fair value	—	(200)
Other	4,440	2,114
Net cash provided by operating activities	122,165	123,275
Cash flows from investing activities:
Acquisition of businesses and assets, net of cash acquired	(22,070)	—
Long-term investment	—	(15,000)
Property and equipment additions	(70,607)	(69,342)
Capitalized software additions	(15,969)	(16,444)
Issuance of Note Receivable	(10,000)	—
Purchase of investment securities, available-for-sale	—	(2,398)
Proceeds from sales and maturities of investment securities, available-for-sale	—	11,607
Net cash used in investing activities	(118,646)	(91,577)
Cash flows from financing activities:
Net increase (decrease) in customer funds obligations	9,244	(4,502)
Repurchases of shares	(73,662)	—
Proceeds from purchases of stock under ESPP	1,807	1,782
Payments for taxes related to net share settlement of stock-based awards	(8,264)	(27,178)
Proceeds from exercise of stock options	442	7,706
Payments for acquisition contingent cash earn-out	(19,600)	—
Payments of finance lease liabilities	(48)	(50)
Net cash used in financing activities	(90,081)	(22,242)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(503)	3,271
Net increase (decrease) in cash, cash equivalents and restricted cash	(87,065)	12,727
Cash, cash equivalents and restricted cash, beginning of period	338,295	326,066
Cash, cash equivalents and restricted cash, end of period	$251,230	$338,793
Reconciliation of cash, cash equivalents and restricted cash to the Condensed Consolidated Balance Sheets, end of period:
Cash and cash equivalents	$217,797	$313,506
Restricted cash—funds held for customers	33,433	25,287
Total cash, cash equivalents and restricted cash, end of period	$251,230	$338,793

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

Unaudited Interim Financial Information

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and include the accounts of the Company. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) filed with the SEC on February 24, 2026. The condensed consolidated balance sheet as of December 31, 2025 has been derived from audited financial statements included in the 2025 Annual Report. The accompanying interim condensed consolidated balance sheet as of September 30, 2026, the interim condensed consolidated statements of comprehensive income (loss) and changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the interim condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the annual audited consolidated financial statements and include, in the opinion of management, all adjustments, consisting of normal and recurring items necessary for the fair presentation of the condensed consolidated financial statements. The operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year ending December 31, 2026.

Use of Estimates

The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity, revenues, and expenses during the reporting period. Significant estimates used in preparing these condensed consolidated financial statements include: (i) the estimated allowance for subscription cancellations; (ii) expected credit losses associated with the allowance for doubtful accounts; (iii) the reserve for self-insurance; (iv) assumptions related to achievement of technological feasibility for software

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

developed for sale; (v) product life cycles; (vi) estimated useful lives and potential impairment of long-lived assets, intangible assets, and capitalized cloud computing arrangement software implementation costs; (vii) potential impairment of goodwill; (viii) determination of the fair value of tangible and intangible assets acquired, liabilities assumed, and consideration transferred in acquisitions; (ix) amortization period of deferred commissions; (x) Black-Scholes-Merton option pricing model (“Black-Scholes model”) input assumptions used to determine the fair value of certain stock-based compensation awards and Employee Stock Purchase Plan (“ESPP”) purchase rights; (xi) measurement of future purchase commitment, fair value of contingent consideration liabilities related to cash and stock earn-out payments, contingent consideration and deferred purchase consideration liabilities associated with acquisitions; (xii) measurements of long-term investment; (xiii) valuation and measurements of the note receivable under the fair value option, and (xiv) the potential outcome of future tax consequences of events that have been recognized in the condensed consolidated financial statements or tax returns. Actual results may differ from these estimates.

Supplemental Balance Sheet Disclosures

Supplemental balance sheet disclosures are as follows for the respective periods:

	As of September 30,	As of December 31,
	2026	2025
	(unaudited)
Prepaid expenses and other current assets:
Prepaid expenses	$9,506	$6,187
Unamortized cloud computing implementation costs	6,778	4,666
Prepaid insurance	898	1,229
Prepaid licenses and support	18,148	20,003
Prepaid corporate income taxes	1,122	6,881
Prepaid expenses and other current assets	$36,452	$38,966

Other assets:
Unamortized cloud computing implementation costs	$3,277	$8,518
Note Receivable (1)	10,059	—
Other assets	3,241	3,727
Total other assets	$16,577	$12,245

Accrued expenses:
Accrued general expenses	$26,581	$18,918
Accrued contract labor and professional fees	12,462	17,624
Accrued income and other taxes	15,511	7,100
Accrued expenses	$54,554	$43,642

(1) The Note Receivable (as defined in Note 4) is reported at fair value under ASC 825. Included in this amount is accrued interest income of $59. For further information, refer to Note 4 “Financial Instruments and Fair Value Measurements”.

Cloud computing software implementation costs incurred in hosting arrangements are capitalized and included as a component of prepaid expenses and other current assets, or other assets, once available for their intended use. These costs are amortized using the straight-line method over their respective contract service periods, including periods covered by an option to extend, ranging from two to five years. Amortization expense for capitalized cloud computing implementation costs for the three and nine months ended September 30, 2026 were $1,419 and $3,814, respectively, and for the three and nine months ended September 30, 2025 were $871 and $2,895, respectively, and are included in general and administrative expense in the condensed consolidated statements of comprehensive income (loss).

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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

2.     REVENUE RECOGNITION

Disaggregation of revenue

The table reflects revenue by major source for the following periods:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Software subscriptions:
Software licenses	$70,839	$72,837	$214,304	$215,080
Cloud subscriptions	110,838	91,987	309,272	258,349
Software subscriptions	181,677	164,824	523,576	473,429
Services	31,598	27,288	90,315	80,304
Total revenues	$213,275	$192,112	$613,891	$553,733

Contract balances

Timing of revenue recognition may differ from the timing of invoicing customers. A receivable is recorded in the condensed consolidated balance sheets when customers are billed related to revenue to be collected and recognized for subscription agreements as there is an unconditional right to invoice and receive payment in the future related to these subscriptions. A receivable and related revenue may also be recorded in advance of billings to the extent services have been performed and the Company has a right under the contract to bill and collect for such performance. Subscription-based customers are generally invoiced annually at the beginning of each annual subscription period. Accounts receivable is presented net of an allowance for potentially uncollectible accounts and estimated cancellations of software license and cloud-based subscriptions (the “allowance”) of $7,157 and $11,466 at September 30, 2026 and December 31, 2025, respectively. The allowance for potentially uncollectible accounts represents future expected credit losses over the life of the receivables based on past experience, current information and forward-looking economic considerations.

The beginning and ending balances of accounts receivable, net of allowance, are as follows:

	For the nine months ended September 30, 2026	For the year ended December 31, 2025
	(unaudited)
Balance, beginning of period	$183,446	$164,432
Balance, end of period	155,041	183,446
Increase (decrease)	$(28,405)	$19,014

A contract liability is recorded as deferred revenue on the condensed consolidated balance sheets when customers are billed in advance of performance obligations being satisfied, and revenue is recognized ratably over the subscription period. Deferred revenue is included net of a related deferred allowance for subscription cancellations (the “deferred allowance”) of $2,835 and $4,120 at September 30, 2026 and December 31, 2025, respectively. The deferred allowance represents the portion of the allowance for subscription cancellations associated with deferred revenue.

The beginning and ending balances of and changes to the allowance and the deferred allowance are as follows:

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

	For the three months ended September 30,
	2026		2025
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, July 1	$(12,271)		$(16,389)
Allowance balance, September 30,	(7,157)		(15,069)
Change in allowance		$(5,114)		$(1,320)
Deferred allowance balance, July 1,	4,303		11,661
Deferred allowance balance, September 30,	2,835		10,682
Change in deferred allowance		1,468		979
Net amount charged to revenues		$(3,646)		$(341)

	For the nine months ended September 30,
	2026		2025
	Balance	Net Change	Balance	Net Change

	(unaudited)
Allowance balance, January 1,	$(11,466)		$(16,838)
Allowance balance, September 30,	(7,157)		(15,069)
Change in allowance		$(4,309)		$(1,769)
Deferred allowance balance, January 1,	4,120		12,028
Deferred allowance balance, September 30,	2,835		10,682
Change in deferred allowance		1,285		1,346
Net amount charged to revenues		$(3,024)		$(423)

The portion of deferred revenue expected to be recognized in revenue beyond one year is included in deferred revenue, net of current portion in the condensed consolidated balance sheets. The following table provides information about the balances of and changes to deferred revenue for the following periods:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Changes to deferred revenue:
Beginning balance	$386,901	$347,250	$388,048	$344,166
Additional amounts deferred	205,555	183,905	605,024	548,610
Revenues recognized	(213,275)	(192,112)	(613,891)	(553,733)
Ending balance	$379,181	$339,043	$379,181	$339,043

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

The changes to contract cost balances as of and for the following periods are:

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Deferred commissions:
Beginning balance	$29,166	$27,737	$31,907	$27,480
Additions	9,667	7,205	21,594	18,184
Amortization	(7,675)	(6,130)	(22,343)	(16,852)
Ending balance	$31,158	$28,812	$31,158	$28,812

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

Additional Cash Consideration

In connection with the Acquisition, the Company entered into arrangements providing for aggregate additional cash consideration payments of $10,000 to the sellers (the “Additional Cash Consideration”), consisting of two installment payments of $5,000, payable on each of the first and second anniversaries of the Acquisition Date. Continued service to the Company is a requirement for the sellers to receive the additional cash consideration payments; however, in the event a seller is terminated without cause, the remaining payments remain payable on the original scheduled payment dates. These payments are accounted for as post-combination compensation liabilities and will be recognized as compensation expense over the applicable service period. Additional Cash Consideration for the three and nine months ended September 30, 2026 was $1,250 and $2,917, respectively, and is included in general and administrative expense in the condensed consolidated statements of comprehensive income (loss).

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

Total transaction costs associated with the Acquisition were $69 and $804 for the three and nine months ended September 30, 2026, respectively, and are recorded in other operating expense (income), net in the condensed consolidated statements of comprehensive income (loss).

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

4.      FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s fair value for its financial assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
As of September 30, 2026 (unaudited)	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$182,198	$182,198	$—	$—
ecosio Cash Earn-outs	69,500	—	—	69,500
ecosio Stock Earn-outs	7,300	—	—	7,300
Long-Term Investment	15,000	—	—	15,000
Note Receivable	10,000	—	—	10,000

	Fair Value Measurements Using
As of December 31, 2025	Fair Value	Prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds	$266,892	$266,892	$—	$—
ecosio Cash Earn-outs	86,600	—	—	86,600
ecosio Stock Earn-outs	18,900	—	—	18,900
Long-Term Investment	15,000	—	—	15,000

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

The fair value of the Cash Earn-out and the Stock Earn-out were measured on the acquisition date using a Monte Carlo simulation in a risk-neutral framework, calibrated to management’s revenue forecasts. Additional information on the Cash Earn-outs and the Stock Earn-outs is presented in the following table:

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

		Fair Value		Fair Value
Cash Earn-outs/ Period (unaudited)	Maximum Payout	September 30, 2026		December 31, 2025
Year 1 - December 1, 2024 - November 30, 2025	$19,600	$—	(2)	$19,400
Year 2 - December 1, 2025 - November 30, 2026	30,625	29,800		28,600
Year 3 - December 1, 2026 - November 30, 2027	44,130	39,700		38,600
Total Cash Earn-outs	$94,355	$69,500		$86,600
		Fair Value		Fair Value
Stock Earn-outs/ Period (unaudited)	Maximum Payout ⁽¹⁾	September 30, 2026		December 31, 2025
Year 1 - December 1, 2024 - November 30, 2025	$12,000	—	(2)	$6,500
Year 2 - December 1, 2025 - November 30, 2026	12,000	3,800		6,500
Year 3 - December 1, 2026 - November 30, 2027	11,000	3,500		5,900
Total Stock Earn-outs	$35,000	$7,300		$18,900
(1) Based on Vertex's August 6, 2024 opening share price of $37.02, as referenced in the purchase agreement.
(2) Not applicable as payment has been settled.

Actual payouts are further adjusted depending on ecosio’s software revenue attainment for each of the measurement periods. In the event that actual software revenues exceed 100% of the target, additional payments may be made up to a maximum of 122.5% of the annual target. Under the original purchase agreement, if actual software revenues were below 85% of the target, no payout would have been made for that measurement period. During the third quarter of 2026, the Company amended the purchase agreement to, among other things, establish guaranteed minimum payments for the second and third measurement periods. The Cash Earn-outs are subject to guaranteed minimum software revenue attainment achievement of 107.5% of the applicable target or $27,813 and $38,939 for the second and third measurement periods, respectively. If actual software revenue attainment exceeds 107.5% of the applicable target, the Cash Earn-outs will be based on actual attainment, subject to the existing caps in the purchase agreement. The amendment also guarantees the Stock Earn-outs in full for the second and third measurement periods. The Stock Earn-outs are payable in shares of the Company’s Class A common stock.

The Cash Earn-outs and Stock Earn-outs are recorded at fair value in the condensed consolidated balance sheets as follows:

	As of September 30, 2026		As of December 31, 2025
	(unaudited)
	Current (1)	Non-Current (2)	Current (1)	Non-Current (2)
Cash Earn-outs	$29,800	$39,700	$19,400	$67,200
Stock Earn-outs	3,800	3,500	6,500	12,400
Total	$33,600	$43,200	$25,900	$79,600

(1) Included in purchase commitment and contingent consideration liabilities, current.
(2) Included in purchase commitment and contingent consideration liabilities, net of current portion.

These Earn-outs represent recurring fair value measurements with significant unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy. The final payments may be adjusted depending on the actual amount, above or below the target. The Earn-outs will be revalued and adjusted quarterly until the end of the Earn-out period, and any fair value adjustments will be recorded in the change in fair value of acquisition contingent earn-outs line of the condensed consolidated statements of income (loss).

During the three months ended September 30, 2026, the Company recorded fair value adjustments of $2,500 and $300 to the Cash Earn-outs and Stock Earn-outs, respectively. During the nine months ended September 30, 2026, the Company recorded fair value adjustments of $2,500 and $(5,538) to the Cash Earn-outs and Stock Earn-outs, respectively. During the three months ended September 30, 2025, the Company recorded fair value adjustments of $5,100 and $(9,100) to the

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

Cash Earn-outs and Stock Earn-outs, respectively. During the nine months ended September 30, 2025, the Company recorded fair value adjustments of $8,600 and $(25,000) to the Cash Earn-outs and Stock Earn-outs, respectively.

During the nine months ended September 30, 2026, the Company paid Cash Earn-outs of $19,600 for the annual payout period ended November 30, 2025. During the nine months ended September 30, 2026, the Company issued 324 shares of its Class A common stock, valued at a total of $6,062, for the Stock Earn-out period ended November 30, 2025.

The fair values of the Cash Earn-outs and the Stock Earn-outs and unobservable inputs used for the Monte Carlo Simulation valuation are shown in the table below.

	September 30, 2026 (unaudited)
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$69,500	Monte Carlo Simulation	Revenue volatility	30.0%
			Revenue discount rate	7.3%
			Term (in years)	0.9

ecosio Contingent Consideration - Stock Earn-outs	$7,300	Monte Carlo Simulation	Revenue volatility	30.0%
			Revenue discount rate	7.3%
			Term (in years)	0.9

	December 31, 2025
Liabilities	Fair Value	Valuation Technique	Unobservable Inputs
ecosio Contingent Consideration - Cash Earn-outs	$86,600	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	6.8%
			Term (in years)	2.2

ecosio Contingent Consideration - Stock Earn-outs	$18,900	Monte Carlo Simulation	Revenue volatility	21.0%
			Revenue discount rate	6.8%
			Term (in years)	2.2

Changes in the fair value of the Company’s Level 3 liabilities during the nine months ended September 30, 2026 were as follows:

	ecosio		Kintsugi
	Contingent Consideration		Long-Term	Kintsugi
	Cash Earn-outs	Stock Earn-outs	Investment	Note Receivable (1)

	(unaudited)		(unaudited)
Balance, January 1, 2026	$86,600	$18,900	$15,000	$—
Additions	—	—	—	10,000
Fair value adjustments	2,500	(5,538)	—	—
Payments - Cash	(19,600)	—	—	—
Payments - Stock	—	(6,062)	—	—
Balance, September 30, 2026	$69,500	$7,300	$15,000	$10,000
(1) Amount excludes interest income of $59 for the nine months ended September 30, 2026.

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

Pursuant to the Purchase Agreement, the Company purchased 1,568 preferred shares (the “Preferred Stock”) for aggregate consideration of approximately $15,000 (the “Purchase Price”), representing approximately 10% of the fully diluted shares outstanding of Kintsugi on an “as converted” basis, and received a warrant to purchase 320 shares of Kintsugi’s Class A common stock at a price of $0.01 per share (the “Warrant”). The fair value of the Warrant was determined to be nil and therefore the Company allocated the full Purchase Price to the value of the Preferred Stock. The Warrant expired unexercised during the third quarter of 2026 and is no longer outstanding or exercisable.

The Company classified the Preferred Stock as an equity security under ASC 321, Investments – Equity Securities. As Kintsugi is a privately held company without a readily determinable fair value, the Preferred Stock qualifies for the measurement alternative under ASC 321 and is measured at cost, less impairment, subject to upward and downward adjustments resulting from observable price changes for identical or similar investments of the same issuer. These adjustments require quantitative assessments of the fair value, which may require the use of unobservable inputs, which management considers to be Level 3 measurements under the fair value hierarchy. The Company performs a qualitative assessment each reporting period to identify indicators of impairment. No observable price change or impairment adjustments have been recorded for either the three or nine months ended September 30, 2026 or 2025. The $15,000 carrying value of the Kintsugi Investment is presented in the long-term investment line in the condensed consolidated balance sheets.

Note Receivable

On September 3, 2026, the Company funded a $10,000 convertible promissory note issued by Kintsugi (the “Note Receivable”). The Note Receivable bears interest at an annual rate of 8%, compounded annually, and matures on September 3, 2028. Upon the occurrence of certain financing events, the outstanding principal and accrued interest may convert into preferred stock at a 20% discount to the price paid by investors in the applicable financing.

The Company elected the fair value option under ASC 825 to better align reported results with changes in the underlying value of the Note Receivable. The Company measures the Note Receivable at fair value each reporting period, with changes in fair value recognized in the condensed consolidated statements of comprehensive income (loss). As of September 30, 2026, the transaction price approximated fair value. Accordingly, the Company did not recognize an unrealized gain or loss for the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, the Company recognized $59 of interest income in the interest income, net, line of the condensed consolidated statements of comprehensive income (loss). The Note Receivable is reported within the other assets line in the condensed consolidated balance sheets.

The Note Receivable is classified within Level 3 of the fair value hierarchy because its valuation incorporates significant unobservable inputs. The Company estimates the fair value of the Note Receivable using a scenario-based discounted cash flow analysis that considers the contractual proceeds under various potential outcomes. Significant assumptions include the probability and expected timing of each outcome, the credit spread, and the risk-free interest rate. As of September 30, 2026, no portion of the Note Receivable was 90 days or more past due.

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

Convertible Senior Notes

As of September 30, 2026 and December 31, 2025, the fair value of the Notes (as defined in Note 8) was $306,950 and $327,043, respectively. The fair value was determined based on the quoted price of the Notes in an over-the-counter market on the last trading day of the reporting period and has been classified as Level 2 in the fair value hierarchy. For further information on the Notes, refer to Note 8, “Debt”.

5.      PROPERTY AND EQUIPMENT

The major components of property and equipment are as follows:

	As of September 30,	As of December 31,
	2026	2025
	(unaudited)
Leasehold improvements	$20,407	$20,395
Equipment	19,312	16,426
Computer software purchased	1,372	1,383
Internal-use software developed:
Cloud-based customer solutions (1)	396,115	328,648
Internal systems and tools	112,824	92,074
Furniture and fixtures	7,201	7,187
In-process internal-use software	4,164	21,416
Property and equipment	561,395	487,529
Less accumulated depreciation and amortization	(343,668)	(277,802)
Property and equipment, net	$217,727	$209,727
(1) Includes $7,848 of developed technology related to the Brinta acquisition. For further information, refer to Note 3, "Acquisitions".

Depreciation expense for property and equipment, excluding all internal-use software developed and finance leases, was $1,254 and $1,089 for the three months ended September 30, 2026 and 2025, respectively, and $3,628 and $3,213 for

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

the nine months ended September 30, 2026 and 2025, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

Finance lease amortization was $8 and $18 for the three months ended September 30, 2026 and 2025, respectively, and $34 and $56 for the nine months ended September 30, 2026 and 2025, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

Assets under finance leases of $141 and $265, net of accumulated amortization of $81 and $171, respectively, at September 30, 2026 and December 31, 2025, respectively, are included in property and equipment, net in the condensed consolidated balance sheets.

The major components of internal-use software developed are as follows:

	As of September 30,	As of December 31,
	2026	2025
	(unaudited)
Internal-use software developed	$508,939	$420,722
Less accumulated depreciation	(306,993)	(244,374)
Internal-use software developed, net of accumulated depreciation	201,946	176,348
In-process internal-use software	4,164	21,416
Internal-use software developed, net	$206,110	$197,764

Amounts included in property and equipment additions related to capitalized internal-use software on the condensed consolidated statements of cash flows are as follows:

	For the nine months ended September 30,
	2026	2025

	(unaudited)
Cloud-based customer solutions	$51,019	$49,177
Internal systems and tools	16,331	16,001
Total	$67,350	$65,178

In-process internal-use software developed is not depreciated until it is available for its intended use. Depreciation expense for internal-use software developed for cloud-based customer solutions for the three months ended September 30, 2026 and 2025 was $17,719 and $12,522, respectively, and $47,820 and $33,791, for the nine months ended September 30, 2026 and 2025, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

Depreciation expense for internal-use software developed for internal systems and tools for the three months ended September 30, 2026 and 2025 was $6,218 and $5,264, respectively and $16,979 and $15,170 for the nine months ended September 30, 2026 and 2025, respectively, and is included in depreciation and amortization in the condensed consolidated statements of comprehensive income (loss).

6.    CAPITALIZED SOFTWARE

Capitalized software includes acquired software and direct labor and related expenses for software developed for sale for new products and enhancements to existing products.

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

The major components of capitalized software are as follows:

	As of September 30,	As of December 31,
	2026	2025
	(unaudited)
Capitalized software	$176,664	$161,402
Less accumulated amortization	(144,171)	(126,890)
Capitalized software, net of accumulated depreciation	32,493	34,512
In-process capitalized software	1,664	968
Capitalized software, net	$34,157	$35,480

Software development costs capitalized for the three months ended September 30, 2026 and 2025, were $5,321 and $5,879, respectively, and $15,969 and $16,444 for the nine months ended September 30, 2026 and 2025, respectively.

Capitalized software amortization expense, including amortization of acquired technology, was $5,425 and $5,621 for the three months ended September 30, 2026 and 2025, respectively, and $17,292 and $16,877 for the nine months ended September 30, 2026 and 2025, respectively, and is included in cost of revenues, software subscriptions in the condensed consolidated statements of comprehensive income (loss).

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are as follows for the periods presented:

	As of September 30,	As of December 31,
	2026	2025
	(unaudited)
Goodwill (1)	$398,727	$392,493
Other intangible assets, net	1,867	3,513
Total	$400,594	$396,006
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

The Company has recognized various amortizable other intangible assets in connection with acquisitions related to customer relationships, technology, and tradenames. The following tables provide additional information for other intangible assets, which are individually not material to the condensed consolidated financial statements, for the periods presented:

	As of September 30,	As of December 31,
	2026	2025
	(unaudited)
Weighted average amortization period (years)	0.9	1.7

Gross value	$16,912	$17,026
Accumulated amortization	(15,045)	(13,513)
Carrying value	$1,867	$3,513

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

The following table presents amortization of other intangible assets:

For the three months ended September 30,	Selling and Marketing Expense	Total Expense
2026	$517	$517
2025	588	588

For the nine months ended September 30,	Selling and Marketing Expense	Total Expense
2026	$1,564	$1,564
2025	1,690	1,690

8.DEBT

Credit Agreement

The Company has a credit agreement (“Credit Agreement”) with a banking syndicate, which currently provides a $300,000 revolving facility (the “Line of Credit”). The Company had no outstanding borrowings under the Credit Agreement at September 30, 2026 or December 31, 2025.

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

There have been no changes to the initial conversion price of the Notes since issuance. The Notes are convertible into the Company’s Class A common stock at the option of the holders. As of September 30, 2026, none of the Notes were converted.

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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

The Company’s indebtedness at September 30, 2026 and December 31, 2025 was as follows:

	As of September 30,			As of December 31,
	2026			2025
	(unaudited)
	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount	Principal Amount	Discounts and Deferred Financing Costs	Net Carrying Amount
Convertible senior notes, non-current	$345,000	$(5,830)	$339,170	$345,000	$(7,523)	$337,477
Total debt	$345,000	$(5,830)	$339,170	$345,000	$(7,523)	$337,477

The Company’s interest expense related to the Notes is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Contractual interest expense	$647	$646	$1,941	$1,940
Amortization of issuance costs	564	565	1,692	1,693
Total interest expense, convertible senior notes	$1,211	$1,211	$3,633	$3,633

9.STOCKHOLDERS’ EQUITY

Common Stock

During the three months ended September 30, 2026, the Company issued (i) 2 shares of Class A common stock related to the exercise of options and (ii) 51 shares of Class A common stock in connection with the vesting of Restricted Stock Units (“RSUs”), net of 25 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During the nine months ended September 30, 2026, the Company issued (i) 308 shares of Class A common stock related to the exercise of options, net of 59 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises, (ii) 1,076 shares of Class A common stock in connection with the vesting of RSUs, net of 615 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs, (iii) 37 shares of Class A common stock in connection with the vesting of Restricted Stock Awards (“RSAs”), (iv) 324 shares of its Class A common stock for the Stock Earn-out period ended November 30, 2025, and (v) 142 shares of Class A common stock in connection with the ESPP.

During the three months ended September 30, 2025, the Company issued (i) 7 shares of Class A common stock related to the exercise of options, and (ii) 66 shares of Class A common stock in connection with the vesting of RSUs net of 34 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs. During the nine months ended September 30, 2025, the Company issued (i) 1,252 shares of Class A common stock related to the exercise of options, net of 18 shares returned to the Company in lieu of payment of the exercise price and taxes due on these exercises, (ii) 981 shares of Class A common stock in connection with the vesting of RSUs, net of 604 shares returned to the Company in lieu of payment of taxes due on the vesting of these RSUs, (iii) 34 shares of Class A common stock in connection with the vesting of RSAs, (iv) 53 shares of Class A common stock in connection with the ESPP, and

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

(v) 4,325 shares of Class A common stock related to a stockholder’s election to convert an equivalent number of shares of Class B common stock.

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

The table below sets forth information regarding repurchase of shares under the Repurchase Program (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Total number of shares repurchased	2,036	—	5,420	—
Average price paid per share (1)	$13.26	$—	$13.56	$—
Amount repurchased (1)	$27,000	$—	$73,500	$—
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

	For the three months ended September 30,				For the nine months ended September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

	(unaudited)				(unaudited)
Basic net income (loss) per share:
Numerator
Allocation of net income (loss) (1)	$(22,927)	$(23,706)	$1,961	$2,084	$(19,652)	$(20,448)	$6,636	$7,578
Denominator
Total shares used in per share computation	79,455	82,156	77,290	82,156	78,961	82,156	74,102	84,610
Basic net income (loss) per share:	$(0.29)	$(0.29)	$0.03	$0.03	$(0.25)	$(0.25)	$0.09	$0.09

Diluted net income (loss) per share:
Numerator
Allocation of net income (loss) (1)	$(22,927)	$(23,706)	$1,996	$2,049	$(19,652)	$(20,448)	$6,813	$7,401
Total net income (loss) used in per diluted computation	$(22,927)	$(23,706)	$1,996	$2,049	$(19,652)	$(20,448)	$6,813	$7,401
Denominator
Number of shares used in basic per share computation	79,455	82,156	77,290	82,156	78,961	82,156	74,102	84,610
Dilutive effect of common stock equivalents	—	—	2,725	—	—	—	3,782	—
Total shares used in per share computation	79,455	82,156	80,015	82,156	78,961	82,156	77,884	84,610
Dilutive net income (loss) per share:	$(0.29)	$(0.29)	$0.02	$0.02	$(0.25)	$(0.25)	$0.09	$0.09
(1) Allocation of net income (loss) is based on the percentage of shares outstanding.

The following weighted-average outstanding shares of Class A common stock equivalents by award type were excluded from the computation of diluted net income (loss) per share attributable to Class A common stock stockholders, as the impact of including them would have been anti-dilutive.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Stock Options (1)	958	—	1,143	—
Out-of-the Money Stock Options	311	51	300	21
RSAs	622	—	465	—
RSUs	8,283	—	7,441	—
ESPP	80	—	100	29
Convertible Senior Notes	9,498	9,498	9,498	9,498
(1) Total excludes out-of-the money stock options.

11.    STOCK-BASED AWARD PLANS

The 2020 Incentive Award Plan (the “2020 Plan”) provides the ability to grant cash and equity-based incentive awards to eligible employees, directors and service providers in order to attract, retain and motivate those that make important contributions to the Company. The Company issued stock options, RSAs, RSUs, and PSUs (as defined below) under the

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

2020 Plan. As of September 30, 2026, 12,821 shares of Class A common stock were available for issuance under the 2020 Plan.

Options

The following table summarizes activity for options outstanding under the 2020 Plan for the nine months ended September 30, 2026:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
2020 Plan Option Activity	Units	Price	Life (Years)	Value

	(unaudited)
Outstanding at January 1, 2026	1,700	$7.32	4.3	$22,526
Exercised	(367)	2.55
Forfeited	(65)	19.85
2020 Plan options outstanding at September 30, 2026	1,268	$8.05	3.6	$7,919
2020 Plan options exercisable at September 30, 2026	1,268	$8.05	3.6	$7,919

The details of options outstanding, vested, and exercisable under the 2020 Plan as of September 30, 2026 are as follows:

	Options Outstanding		Options Vested and Exercisable
		Weighted		Weighted
		Average		Average
Exercise Prices	Units	Life (Years)	Units	Life (Years)

	(unaudited)
$0.15 to $0.71	150	*	150	*
$3.17	53	1.4	53	1.4
$3.73	392	3.1	392	3.1
$4.70	361	3.4	361	3.4
$18.47	190	5.2	190	5.2
$19.00	42	5.0	42	5.0
$32.16	80	4.3	80	4.3
	1,268		1,268
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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

There were no options issued under the 2020 Plan during the nine months ended September 30, 2026 or 2025. At September 30, 2026, all compensation expense associated with the options was fully recognized.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2026:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
		(unaudited)
Outstanding at January 1, 2026	5,412	$25.05
Granted	6,018	12.96
Vested	(1,691)	22.95
Forfeited	(756)	19.28
Outstanding at September 30, 2026	8,983	$17.88

Stock-based compensation cost for RSUs is measured based on the fair value of the Company’s underlying common stock on the date of grant and is recognized on a straight-line basis in the condensed consolidated statements of comprehensive income (loss) over the period during which the participant is required to perform services in exchange for the award, which is generally one to four years. Vested RSUs are settled by issuing Class A common stock or the equivalent value in cash at the Board’s discretion. At September 30, 2026, $110,627 of unrecognized compensation expense for RSUs is expected to be recognized over a weighted average period of approximately 2.9 years.

Restricted Stock Awards

The following table summarizes Restricted Stock Awards (“RSAs”) activity for the nine months ended September 30, 2026:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
		(unaudited)
Outstanding at January 1, 2026	37	$37.55
Granted	622	14.08
Vested	(37)	37.55
Outstanding at September 30, 2026	622	$14.08

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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

At September 30, 2026, $7,222 of unrecognized compensation expense for RSAs is expected to be recognized over a weighted average period of approximately 3.1 years.

Performance Stock Units

On August 3, 2026, the Board approved Performance Stock Units (“PSUs”) for certain members of the Company’s leadership team under the Company’s 2020 Incentive Award Plan. The PSUs are divided into three equal annual tranches and may be earned based on the achievement of specified annual financial and operational goals established for each applicable performance period, which includes fiscal years 2026, 2027, and 2028. Each annual tranche may be earned from 0% to 200% of the Board approved targets. Earned PSUs vest on December 31, 2028, subject to continued service through that date and the terms of the applicable award agreement. The 2026 tranche had a grant date of August 3, 2026. The 2027 and 2028 tranches will have separate grant dates established when their respective performance goals are approved and communicated, provided the other grant-date criteria are met.

The PSUs are equity-classified under ASC 718 because participants cannot require cash settlement and the Company intends and has historically settled comparable awards in shares, although it may elect cash settlement. Compensation cost for each tranche is based on grant-date fair value and the probable number of units earned, recognized over the requisite service period and adjusted cumulatively for changes in the probable outcome.

The following table summarizes the PSU activity for the nine months ended September 30, 2026:

		Weighted
		Average
		Grant Date Fair
	Units	Value Per Share
		(unaudited)
Outstanding at January 1, 2026	—	$—
Granted	233	13.40
Outstanding at September 30, 2026	233	$13.40

At September 30, 2026, $2,486 of unrecognized compensation expense for the 2026 tranche of the PSUs is expected to be recognized over a weighted average period of approximately 2.0 years.

ecosio PSUs

In connection with the 2024 ecosio acquisition, current and newly hired employees of ecosio have or may receive RSUs that vest upon continuing service and performance conditions (the “ecosio PSUs”). These performance conditions are based upon ecosio’s monthly software revenues meeting specified annual targets over a three-year period. The annual targets are based on a range of performance targets in which grantees may earn a prorated portion of the base number of awards granted up to 100%.

The stock-compensation expense associated with the awards will be accounted for as compensation expense over the vesting periods based on the Company’s assessment of the probability of achieving the targets. If the required conditions are not met, no compensation expense is recognized and any previously recognized compensation expense is reversed. Compensation cost for each tranche is based on grant-date fair value and the probable number of units earned, recognized over the requisite service period and adjusted cumulatively for changes in the probable outcome.

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

The following table summarizes the ecosio PSU activity for the nine months ended September 30, 2026:

		Average
		Grant Date Fair
	Units	Value Per Share
		(unaudited)
Outstanding at January 1, 2026	141	$50.86
Granted	58	12.97
Forfeited	(5)	43.72
Outstanding at September 30, 2026	194	$39.59

At September 30, 2026, a maximum of $2,053 of unrecognized compensation expense for the ecosio PSUs, pending achievement of targets, may be recognized over a weighted average period of approximately 1.2 years.

Employee Stock Purchase Plan

The ESPP provides eligible employees with rights during each six-month ESPP offering period to purchase shares of the Company’s Class A common stock through payroll deductions of up to a specified percentage of their eligible compensation. The purchase price of the shares, in the absence of a contrary designation, is 85% of the lower of the fair value of the Class A common stock on the first or last day of the ESPP offering period. Amounts withheld from participants are included in accrued salaries and benefits in the condensed consolidated balance sheets until such shares are purchased. Amounts withheld from participants for the offering period ending November 30, 2026 aggregated $1,557 as of September 30, 2026. As of September 30, 2026, 5,990 shares of Class A common stock were available for issuance under the ESPP.

As of September 30, 2026, there was approximately $183 of unrecognized ESPP stock-based compensation expense expected to be recognized on a straight-line basis over the remaining term of the six-month offering period ending November 30, 2026.

At September 30, 2026 and 2025, there were two ESPP offering periods open that end November 30, 2026 and 2025, respectively. The fair value of ESPP purchase rights for the offering periods is comprised of the value of the 15% ESPP discount and the value associated with the call or put over the respective ESPP offering period. ESPP offering periods reported in the September 30, 2026 and 2025 financial statements include the periods noted below in the table. The value of the call or put was estimated using the Black-Scholes model with the following assumptions:

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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

Stock-Based Compensation

The Company recognized total stock-based compensation expense related to incentive awards, net of forfeitures, as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Stock-based compensation expense:
Stock options	$—	$111	$—	$532
RSUs	11,961	10,026	39,355	39,777
RSAs	853	354	2,146	960
PSUs (including ecosio PSUs)	2,290	2,301	5,320	4,009
ESPP	277	423	830	971
Total stock-based compensation expense	$15,381	$13,215	$47,651	$46,249

The Company recognized stock-based compensation expense in the condensed consolidated statements of comprehensive income (loss) as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$1,214	$1,218	$4,042	$4,678
Cost of revenues, services	958	1,341	3,563	4,061
Research and development	2,685	3,163	8,991	10,027
Selling and marketing	4,994	3,391	14,634	12,432
General and administrative	5,530	4,102	16,421	15,051
Total stock-based compensation expense	$15,381	$13,215	$47,651	$46,249

12.   COMMITMENTS AND CONTINGENCIES

In January 2022, the Company filed a complaint against a competitor alleging claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation. Following a jury trial, on October 29, 2026, a verdict was reached concluding that no trade secret misappropriation occurred. The Company is currently evaluating its options with respect to the verdict, including potential appeal. The Company has not recognized any potential impact to the condensed consolidated financial statements related to the outcome of the case.

During the three months ended September 30, 2026 and 2025, the Company recognized $2,613 and $2,785, respectively, and during the nine months ended September 30, 2026 and 2025, the Company recognized $6,396 and $8,093, respectively, for legal expenses associated with the case within the other operating expense, net line of the condensed consolidated statements of comprehensive income (loss).

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
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

The following significant expense categories and measures of segment income (loss) are regularly reported to the CODM for the Company’s single segment:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025

	(unaudited)		(unaudited)
Total Revenues	$213,275	$192,112	$613,891	$553,733
Less:
Cost of revenues – software subscriptions	52,418	50,034	155,764	138,738
Cost of revenues – services	20,648	20,762	61,749	59,485
Research & development	24,680	19,929	74,035	61,397
Selling & marketing	49,651	47,385	154,185	143,994
General & administrative	51,668	44,609	157,149	133,029
Depreciation & amortization	7,479	6,372	20,641	18,439
Change in fair value of acquisition contingent earn-outs	2,800	(4,000)	(3,038)	(16,400)
Other segment items (1)	3,617	2,701	8,141	10,109
Interest income, net	(342)	(1,245)	(1,643)	(4,012)
Income tax expense (benefit)	47,289	1,520	27,008	(5,260)
Net income (loss) (GAAP)	$(46,633)	$4,045	$(40,100)	$14,214
Adjustments:
Interest income, net	(342)	(1,245)	(1,643)	(4,012)
Income tax expense (benefit)	47,289	1,520	27,008	(5,260)
Depreciation and amortization – property and equipment	7,479	6,372	20,641	18,439
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	23,144	18,143	65,112	50,668
Amortization of acquired intangible assets – selling and marketing expense	517	588	1,564	1,690
Amortization of cloud computing implementation costs – general and administrative expense	1,419	871	3,814	2,895
Stock-based compensation expense	15,381	13,215	47,651	46,249
Severance expense (2)	3,378	1,199	13,475	1,973
Acquisition contingent consideration	—	—	—	200
Change in fair value of acquisition contingent earn-outs	2,800	(4,000)	(3,038)	(16,400)
Acquisition-related retained employee compensation(3)	1,250	—	2,917	—
Transaction and other business transformation costs (4)	9,089	2,785	22,448	8,425
Adjusted EBITDA (Non-GAAP)	$64,771	$43,493	$159,849	$119,081
(1) Other segment items include professional fees, contracted labor, transaction costs, acquisition related earn-out adjustments and foreign currency exchange gains (losses).

(2) The three and nine months ended September 30, 2026 include $3,324 and $11,207, respectively, in severance costs related to the Value Creation Plan. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements.

(3) The acquisition-related compensation expenses recorded for the three and nine months ended September 30, 2026 are related to the Additional Cash Consideration obligation associated with the acquisition of Brinta. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements.

(4)The three and nine months ended September 30, 2026 periods include $5,550 and $14,350, respectively, in costs incurred to support the execution of our Value Creation Plan. For further information, refer to Note 15, “ Restructuring” to the condensed consolidated financial statements. Amounts also include legal expenses associated with litigation related to claims the Company has made against a competitor. For further information, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements.

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

Additionally, the Company considers stock-based compensation expense a significant expense category. For further information, refer to Note 11, “Stock-Based Award Plans.”

As the Company operates solely within one segment, total assets, property and equipment, net, and capitalized software, net are reported at the consolidated level on the condensed consolidated balance sheets. The Company’s assets include both current and long-lived assets, and corporate assets. As of September 30, 2026 and December 31, 2025, $1,421 and $1,347, respectively, of the Company’s property and equipment assets were held outside of the U.S.

Depreciation and amortization, property and equipment additions, and capital software additions are reported at the consolidated level on the condensed consolidated statements of cash flows.

The Company disaggregates revenue from contracts with customers based on geographical regions, timing of revenue recognition, and the major product and service types. For the three and nine months ended September 30, 2026, approximately 13% and 12% of the Company’s revenues were generated from customers located outside the U.S. For both the three and nine months ended September 30, 2025, approximately 9% of the Company’s revenues were generated from customers located outside the U.S. None of the Company’s customers represented more than 10% of total revenues for the three or nine months ended September 30, 2026 or 2025. For further information, including disaggregation of revenues, refer to Note 2, “Revenue Recognition.”

14.   INCOME TAXES

The Company reported income tax expense (benefit) of $47,289 and $1,520 for the three months ended September 30, 2026 and 2025, respectively, and $27,008 and $(5,260) for the nine months ended September 30, 2026 and 2025, respectively. The effective income tax rate was 7,208.7% for the three months ended September 30, 2026, compared to 27.3% for the three months ended September 30, 2025, and (206.3)% for the nine months ended September 30, 2026, compared to (58.7)% for the nine months ended September 30, 2025.

In determining interim provisions for income taxes, the Company uses the annual estimated effective tax rate applied to the actual year-to-date income (loss) adjusted for discrete items arising year-to-date. The Company’s effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, state taxes, tax credits, tax benefits on the exercises and vesting of stock awards, limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m), foreign taxes, and fluctuations in nondeductible contingent consideration liabilities and transaction costs.

The income tax expense for the three months ended September 30, 2026 was primarily attributable to reduced forecasted pre-tax income in profitable jurisdictions, which resulted in a negative estimated annual effective tax rate applied to pre-tax loss for the nine months ended September 30, 2026. This resulted in income tax expense for the nine months ended September 30, 2026 compared to the income tax benefit for the six months ended June 30, 2026. The income tax expense for the nine months ended September 30, 2026 was primarily attributable to fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, tax expense from stock-based awards exercised or vested, state taxes, and the application of the negative estimated annual effective tax rate applied to the pre-tax loss for the nine months ended September 30, 2026.

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

)
Vertex, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
(Amounts in thousands, except per share data)

15.   RESTRUCTURING

On April 28, 2026, the Company announced its Board approved a global Value Creation Plan (the “Plan”) with the intention to become a more AI-enabled company, focusing investments on key growth opportunities and driving operational efficiency to better align the Company’s workforce and resources with its long-term strategic priorities. The Plan initially included a reduction in force of approximately 170 employees along with a significant reduction of third party spend across the Company, and is expected to continue to evolve as the Company evaluates additional actions to further align its cost structure and operations with its long-term strategic priorities. In connection with the Plan, the Company recognized pre-tax charges of $3,324 and $11,207 during the three and nine months ended September 30, 2026, respectively, which are included in the general and administrative expense line of the condensed consolidated statements of comprehensive income (loss). These charges consist primarily of cash expenditures related to employee severance, notice pay, statutory termination indemnities, and other employee separation benefits. The majority of the related cash payments are expected to be made during 2026. Any changes to the estimates or timing of the Plan will be reflected in the Company’s results of operations in future periods.

Total liabilities related to the Plan are recorded in the accrued salaries and benefits line of the condensed consolidated balance sheet at September 30, 2026. The following table summarizes the Company’s restructuring liability activities for the nine months ended September 30, 2026:

Value
Creation
Plan
Balance, January 1, 2026	$—
Initial provision (1)	6,170
Charges (1)	5,037
Payments	(7,764)
Balance, September 30, 2026	$3,443
(1) Included in the general and administrative expense line of the condensed consolidated statements of comprehensive income (loss).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We employ a hybrid deployment model to align to our customers’ technology preferences for their core financial management software across on-premise, cloud deployments or any combination of these models. Over time, we expect both existing and newly acquired customers to continue to shift towards cloud deployment models. Cloud-based subscription sales to new customers have grown at a faster rate than on-premise software subscription sales, which is a trend that we expect to continue over time. We generated 61% and 56% of software subscription revenue from cloud-based subscriptions during the three months ended September 30, 2026 and 2025, respectively, and 59% and 55% for the nine months ended September 30, 2026 and 2025, respectively. While our on-premise software subscription revenue comprised 39% and 44% of our software subscription revenue during the three months ended September 30, 2026 and 2025, respectively, and 41% and 45% during the nine months ended September 30, 2026 and 2025, respectively, it continues to decrease as a percentage of total software subscriptions revenues as cloud-based subscriptions grow.

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

We believe that global commerce and the compliance environment provides durable and accelerating growth opportunities for our business. We generated revenue of $213.3 million and $192.1 million for the three months ended September 30, 2026 and 2025, respectively, and $613.9 million and $553.7 million for the nine months ended September 30, 2026 and 2025, respectively. We had net income (loss) of $(46.6) million and $4.0 million for the three months ended September 30, 2026 and 2025, respectively, and $(40.1) million and $14.2 million for the nine months ended September 30, 2026 and 2025, respectively. These amounts are presented in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”).

We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, acquisition-related retained employee compensation, and transaction and other business transformation costs. Adjusted EBITDA was $64.8 million and $43.5 million for the three months ended September 30, 2026 and 2025, respectively, and $159.8 million and $119.1 million for the nine months ended September 30, 2026 and 2025, respectively. Adjusted EBITDA is a non-GAAP financial measure. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Use and Reconciliation of Non-GAAP Financial Measures” for further discussion of key business metrics and non-GAAP financial measures and their comparison to GAAP financial measures.

We believe that we currently have ample liquidity and capital resources to continue to meet our operating needs, and our ability to continue to service our debt or other financial obligations is not currently impaired. For a further description of our liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Developments

Value Creation Plan

On April 28, 2026, we announced that our Board approved a global Value Creation Plan (the “Plan”) with the intention to become a more AI-enabled company, focusing investments on key growth opportunities and driving operational efficiency to better align our workforce and resources with our long-term strategic priorities. The Plan initially included a reduction in force of approximately 170 employees along with a significant reduction of third party spend across the Company, and is expected to continue to evolve as we evaluate additional actions to further align our cost structure and operations with our long-term strategic priorities. In connection with the Plan, we recognized pre-tax charges of $3.3 million and $11.2 million in the three and nine months ended September 30, 2026, respectively. These charges consist primarily of cash expenditures related to employee severance, notice pay, statutory termination indemnities, and other employee separation benefits. The majority of the related cash payments are expected to be made during 2026. Any changes to our estimates or timing of the Plan will be reflected in our results of operations in future periods. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

General and Administrative

General and administrative expenses consist primarily of personnel and related expenses for administrative, finance, information technology, legal, risk management, facilities, and human resources staffing, including salaries, benefits, bonuses, severance, stock-based compensation, professional fees, insurance premiums, facility costs, amortization of cloud computing arrangement implementation costs, and other internal support and infrastructure costs. The three and nine months ended September 30, 2026 periods include severance and other costs related to the Plan. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additionally, the three and nine months ended September 30, 2026 periods include compensation expense recognized related to the Additional Cash Consideration (as defined in the notes to the condensed consolidated financial statements) to the obligation associated with the acquisition of Brinta. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Change in Fair Value of Acquisition Contingent Earn-Outs

The change in fair value of acquisition contingent earn-outs consists of fair value adjustments to our Cash Earn-outs (as defined in Note 4 to the condensed consolidated financial statements) and Stock Earn-outs (as defined in Note 4 to the condensed consolidated financial statements)  (collectively with the Cash Earn-outs, the “Earn-outs”) related to our 2024 acquisition of ecosio GmbH (“ecosio”). The Earn-outs will be revalued and adjusted quarterly until the end of the Earn-out periods.

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

Interest income reflects earnings on investments of our cash on hand and our investment securities. Interest income will vary as a result of fluctuations in the future level of funds available for investment and the rate of return available in the market on such funds. Interest income also includes interest earned from our Note Receivable (as defined in Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

	For the three months ended				For the nine months ended
	September 30,				September 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change		2026	2025	Period-Over-Period Change
Revenues:
Software subscriptions	$181,677	$164,824	$16,853	10.2%	$523,576	$473,429	$50,147	10.6%
Services	31,598	27,288	4,310	15.8%	90,315	80,304	10,011	12.5%
Total revenues	213,275	192,112	21,163	11.0%	613,891	553,733	60,158	10.9%
Cost of revenues:
Software subscriptions (1)	52,418	50,034	2,384	4.8%	155,764	138,738	17,026	12.3%
Services (1)	20,648	20,762	(114)	(0.5)%	61,749	59,485	2,264	3.8%
Total cost of revenues	73,066	70,796	2,270	3.2%	217,513	198,223	19,290	9.7%
Gross profit	140,209	121,316	18,893	15.6%	396,378	355,510	40,868	11.5%
Operating expenses:
Research and development (1)	24,680	19,929	4,751	23.8%	74,035	61,397	12,638	20.6%
Selling and marketing (1)	49,651	47,385	2,266	4.8%	154,185	143,994	10,191	7.1%
General and administrative (1)	51,668	44,609	7,059	15.8%	157,149	133,029	24,120	18.1%
Depreciation and amortization	7,479	6,372	1,107	17.4%	20,641	18,439	2,202	11.9%
Change in fair value of acquisition contingent earn-outs	2,800	(4,000)	6,800	(170.0)%	(3,038)	(16,400)	13,362	(81.5)%
Other operating expense, net	3,617	2,701	916	33.9%	8,141	10,109	(1,968)	(19.5)%
Total operating expenses	139,895	116,996	22,899	19.6%	411,113	350,568	60,545	17.3%
Income (loss) from operations	314	4,320	(4,006)	(92.7)%	(14,735)	4,942	(19,677)	(398.2)%
Interest income, net	(342)	(1,245)	903	(72.5)%	(1,643)	(4,012)	2,369	(59.0)%
Income (loss) before income taxes	656	5,565	(4,909)	(88.2)%	(13,092)	8,954	(22,046)	(246.2)%
Income tax expense (benefit)	47,289	1,520	45,769	3,011.1%	27,008	(5,260)	32,268	(613.5)%
Net income (loss)	(46,633)	4,045	(50,678)	(1,252.9)%	(40,100)	14,214	(54,314)	(382.1)%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	2,015	(286)	2,301	(804.5)%	11,202	(45,125)	56,327	(124.8)%
Unrealized loss on investments, net of tax	—	—	—	—%	—	9	(9)	(100.0)%
Total other comprehensive (income) loss, net of tax	2,015	(286)	2,301	(804.5)%	11,202	(45,116)	56,318	(124.8)%
Total comprehensive income (loss)	$(48,648)	$4,331	$(52,979)	(1,223.3)%	$(51,302)	$59,330	$(110,632)	(186.5)%
(1)	Includes stock-based compensation expenses as follows in the table below.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025

	(unaudited)		(unaudited)
Stock-based compensation expense:
Cost of revenues, software subscriptions	$1,214	$1,218	$4,042	$4,678
Cost of revenues, services	958	1,341	3,563	4,061
Research and development	2,685	3,163	8,991	10,027
Selling and marketing	4,994	3,391	14,634	12,432
General and administrative	5,530	4,102	16,421	15,051
Total stock-based compensation expense	$15,381	$13,215	$47,651	$46,249

The following table sets forth our results of operations as a percentage of our total revenues for the periods presented.

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Software subscriptions	85.2%	85.8%	85.3%	85.5%
Services	14.8%	14.2%	14.7%	14.5%
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Software subscriptions	24.6%	26.0%	25.4%	25.1%
Services	9.7%	10.8%	10.1%	10.7%
Total cost of revenues	34.3%	36.8%	35.5%	35.8%
Gross profit	65.7%	63.2%	64.5%	64.2%
Operating expenses:
Research and development	11.6%	10.4%	12.1%	11.1%
Selling and marketing	23.3%	24.7%	25.1%	26.0%
General and administrative	24.2%	23.2%	25.6%	24.0%
Depreciation and amortization	3.5%	3.3%	3.4%	3.3%
Change in fair value of acquisition contingent earn-outs	1.3%	(2.1)%	(0.5)%	(3.0)%
Other operating expense, net	1.7%	1.4%	1.3%	1.8%
Total operating expenses	65.6%	60.9%	67.0%	63.2%
Income (loss) from operations	0.1%	2.3%	(2.5)%	1.0%
Interest income, net	(0.2)%	(0.6)%	(0.3)%	(0.7)%
Income (loss) before income taxes	0.3%	2.9%	(2.2)%	1.7%
Income tax expense (benefit)	22.2%	0.8%	4.4%	(0.9)%
Net income (loss)	(21.9)%	2.1%	(6.6)%	2.6%
Other comprehensive (income) loss:
Foreign currency translation adjustments, net of tax	0.9%	(0.1)%	1.8%	(8.1)%
Unrealized loss on investments, net of tax	—%	—%	—%	—%
Total other comprehensive (income) loss, net of tax	0.9%	(0.1)%	1.8%	(8.1)%
Total comprehensive income (loss)	(22.8)%	2.2%	(8.4)%	10.7%

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenues

	For the three months ended
	September 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Revenues:
Software subscriptions	$181,677	$164,824	$16,853	10.2%
Services	31,598	27,288	4,310	15.8%
Total revenues	$213,275	$192,112	$21,163	11.0%

Revenues increased $21.2 million, or 11.0%, to $213.3 million for the three months ended September 30, 2026 compared to $192.1 million for the same period in 2025. The increase in software subscriptions revenues of $16.9 million, or 10.2%, was primarily driven by increases from our existing customers through cross-selling new products, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 6.3% and 5.9% of total software subscriptions revenues in the three months ended September 30, 2026 and 2025, respectively.

The $4.3 million increase in services revenues was primarily driven by a $2.1 million increase in recurring services revenues due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers. Additionally, our managed services offering experienced a $2.3 million increase in service revenues associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions.

Cost of Software Subscriptions Revenues

	For the three months ended
	September 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Cost of software subscriptions revenues	$52,418	$50,034	$2,384	4.8%

Cost of software subscriptions revenues increased $2.4 million, or 4.8%, to $52.4 million for the three months ended September 30, 2026 compared to $50.0 million for the same period in 2025. The increase was primarily driven by a $5.0 million increase in depreciation and amortization of capitalized software and acquired intangible assets associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the increased amortization of acquired intangible assets. This increase was partially offset by a $2.6 million decrease in costs of personnel due to our Value Creation Plan.

Cost of Services Revenues

	For the three months ended
	September 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Cost of services revenues	$20,648	$20,762	$(114)	(0.5)%

Cost of services revenues decreased $0.1 million, or 0.5%, to $20.6 million for the three months ended September 30, 2026, compared to $20.8 million for the same period in 2025. The decrease was primarily due to lower costs of service delivery personnel due to our Value Creation Plan.

Research and Development

	For the three months ended
	September 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Research and development	$24,680	$19,929	$4,751	23.8%

Research and development expenses increased $4.8 million, or 23.8%, to $24.7 million for the three months ended September 30, 2026 compared to $19.9 million for the same period in 2025. This increase in research and development expenses was primarily due to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces to customer ERP and other software platforms. Additionally, this increase reflects additional research and development investments related to the commercialization of our AI-based Smart Categorization product, other AI-related internal tools and new product initiatives, and other emerging technologies.

Selling and Marketing

	For the three months ended
	September 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Selling and marketing	$49,651	$47,385	$2,266	4.8%

Selling and marketing expenses increased $2.3 million, or 4.8%, to $49.7 million for the three months ended September 30, 2026 compared to $47.4 million for the same period in 2025. This increase was primarily driven by a $1.6 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. Advertising and promotional spending related to expanded brand awareness efforts increased by $0.6 million as compared to prior year.

General and Administrative

	For the three months ended
	September 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
General and administrative	$51,668	$44,609	$7,059	15.8%

General and administrative expenses increased $7.1 million, or 15.8%, to $51.7 million for the three months ended September 30, 2026 compared to $44.6 million for the same period in 2025, primarily driven by planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and other resources in support of our growth. Additionally, $3.3 million of severance expense and $5.6 million of execution costs related to our Value Creation Plan were recorded in the three months ended September 30, 2026. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The three months ended September 30, 2026 period also includes $1.3 million in compensation expense recognized related to the Additional Cash Consideration obligation associated with the acquisition of Brinta. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Depreciation and Amortization

	For the three months ended
	September 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Depreciation and amortization	$7,479	$6,372	$1,107	17.4%

Depreciation and amortization expenses increased $1.1 million, or 17.4%, to $7.5 million for the three months ended September 30, 2026 compared to $6.4 million for the same period in 2025. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Change in Fair Value of Acquisition Contingent Earn-outs

	For the three months ended
	September 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Change in fair value of acquisition contingent earn-outs	$2,800	$(4,000)	$6,800	170.0%

Change in fair value of acquisition contingent earn-outs was $2.8 million for the three months ended September 30, 2026 due to adjustments to the fair values of our ecosio acquisition contingent Cash Earn-outs and Stock Earn-outs of $2.5 million and $0.3 million, respectively. Change in fair value of acquisition contingent earn-outs was $(4.0) million for the three months ended September 30, 2025 due to adjustments to the fair values of our ecosio acquisition contingent Cash Earn-outs and Stock Earn-outs of $5.1 million and $(9.1) million, respectively. For further information, refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Operating Expense, Net

	For the three months ended
	September 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Other operating expense, net	$3,617	$2,701	$916	33.9%

Other operating expense, net was $3.6 million for the three months ended September 30, 2026 compared to $2.7 million for the same period in 2025. Legal costs associated with a legal claim were $2.6 million and $2.8 million for the three months ended September 30, 2026 and 2025, respectively. For further information, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additionally, $0.9 million of costs associated with strategic transaction activities were recognized during the three months ended September 30, 2026. Foreign currency transaction losses were $0.1 million for the three months ended September 30, 2026, compared to gains of $0.1 million for the three months ended September 30, 2025.

Interest Income, Net

	For the three months ended
	September 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Interest income, net	$(342)	$(1,245)	$903	(72.5)%

Interest income, net was $0.3 million for the three months ended September 30, 2026 compared to $1.2 million for the same period in 2025. This change was mainly due to a $0.9 million decrease in interest income, driven by lower dollars invested and lower interest rates during the period.

Income Tax Expense

	For the three months ended
	September 30,
(Dollars in thousands)	2026	2025	Period-Over-Period Change
Income tax expense	$47,289	$1,520	$45,769	3,011.1%

Income tax expense was $47.3 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively. The period-over-period change was primarily driven by increased tax expense from fluctuations in forecasted pre-tax income and losses impacting the estimated annual effective tax rate applied to the pre-tax income for each period, valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions, reserves, and limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m), partially offset by fluctuations in tax credits.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Revenues

	For the nine months ended
	September 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Revenues:
Software subscriptions	$523,576	$473,429	$50,147	10.6%
Services	90,315	80,304	10,011	12.5%
Total revenues	$613,891	$553,733	$60,158	10.9%

Revenues increased $60.2 million, or 10.9%, to $613.9 million for the nine months ended September 30, 2026 compared to $553.7 million for the same period in 2025. The increase in software subscriptions revenues of $50.1 million, or 10.6%, was primarily driven by increases from our existing customers through cross-selling new products, and to a lesser extent, increases due to expanded use and price increases. Software subscriptions revenues derived from new customers averaged 6.1% and 7.4% of total software subscriptions revenues in the nine months ended September 30, 2026 and 2025, respectively.

The $10.0 million increase in services revenues was primarily driven by a $5.4 million increase in recurring services revenues due to returns processing volume increases related to customer business growth and regulatory changes as customers expanded their tax filings into more jurisdictions, as well as an increase in interest received from our funds held for customers. Additionally, our managed services offering experienced a $4.7 million increase in service revenues associated with the growth in subscription revenues, which includes new customers implementing our solutions and existing customers upgrading to newer versions of our solutions.

Cost of Software Subscriptions Revenues

	For the nine months ended
	September 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Cost of software subscriptions revenues	$155,764	$138,738	$17,026	12.3%

Cost of software subscriptions revenues increased $17.0 million, or 12.3%, to $155.8 million for the nine months ended September 30, 2026 compared to $138.7 million for the same period in 2025. The increase was primarily driven by a $14.4 million increase in depreciation and amortization of capitalized software and acquired intangible assets associated with our ongoing investments in internal-use software for cloud-based subscription solutions, software developed for sale for new products and enhancements to existing products, and costs associated with the increased amortization of acquired intangible assets. Additionally, there was a $2.6 million increase in costs of personnel supporting period-over-period growth of sales and customers, ongoing infrastructure investments and support costs to enable the continued expansion of customer transaction volumes for our cloud-based subscription customers.

Cost of Services Revenues

	For the nine months ended
	September 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Cost of services revenues	$61,749	$59,485	$2,264	3.8%

Cost of services revenues increased $2.3 million, or 3.8%, to $61.7 million for the nine months ended September 30, 2026, compared to $59.5 million for the same period in 2025. The increase was primarily due to an increase in costs of service delivery personnel to support revenue growth in software subscription-related services and our managed services offering.

Research and Development

	For the nine months ended
	September 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Research and development	$74,035	$61,397	$12,638	20.6%

Research and development expenses increased $12.6 million, or 20.6%, to $74.0 million for the nine months ended September 30, 2026 compared to $61.4 million for the same period in 2025. This increase in research and development expenses was primarily due to an increase in personnel costs related to development work associated with new solutions to address end-to-end data analysis and compliance needs of our customers, and continued expansion of connectors and application program interfaces to customer ERP and other software platforms. Additionally, this increase reflects additional research and development investments related to the commercialization of our AI-based Smart Categorization product, other AI-related internal tools and new product initiatives, and other emerging technologies.

Selling and Marketing

	For the nine months ended
	September 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Selling and marketing	$154,185	$143,994	$10,191	7.1%

Selling and marketing expenses increased $10.2 million, or 7.1%, to $154.2 million for the nine months ended September 30, 2026 compared to $144.0 million for the same period in 2025. This increase was primarily driven by an $8.0 million increase in payroll and related expenses associated with the growth in period-over-period subscription sales and services revenues and expansion of our partner and channel management programs. Additionally, there was an increase of $2.2 million in advertising and promotional spending related to expanded brand awareness efforts.

General and Administrative

	For the nine months ended
	September 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
General and administrative	$157,149	$133,029	$24,120	18.1%

General and administrative expenses increased $24.1 million, or 18.1%, to $157.1 million for the nine months ended September 30, 2026 compared to $133.0 million for the same period in 2025, primarily driven by planned strategic investments in information technology infrastructure, business process re-engineering and other initiatives to drive future operating leverage, as well as investments in employees, systems and other resources in support of our growth. Additionally, $11.2 million of severance expense and $14.4 million of execution costs related to our Value Creation Plan were recorded in the nine months ended September 30, 2026. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The nine months ended September 30, 2026 period also includes $2.9 million in compensation expense recognized related to the Additional Cash Consideration obligation associated with the acquisition of Brinta. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Depreciation and Amortization

	For the nine months ended
	September 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Depreciation and amortization	$20,641	$18,439	$2,202	11.9%

Depreciation and amortization expenses increased $2.2 million, or 11.9%, to $20.6 million for the nine months ended September 30, 2026 compared to $18.4 million for the same period in 2025. The increase was primarily due to the impact of infrastructure and technology purchases and other capitalized costs to support our growth.

Change in Fair Value of Acquisition Contingent Earn-outs

	For the nine months ended
	September 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Change in fair value of acquisition contingent earn-outs	$(3,038)	$(16,400)	$13,362	(81.5)%

Change in fair value of acquisition contingent earn-outs was $(3.0) million for the nine months ended September 30, 2026 due to adjustments to the fair value of our ecosio acquisition contingent Cash Earn-outs and Stock Earn-outs of $2.5 million and $(5.5) million, respectively. Change in fair value of acquisition contingent earn-outs was $(16.4) million for the nine months ended September 30, 2025 due to adjustments to the fair values of our ecosio acquisition contingent Cash Earn-outs and Stock Earn-outs of $8.6 million and $(25.0) million, respectively. For further information, refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Operating Expense, Net

	For the nine months ended
	September 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Other operating expense, net	$8,141	$10,109	$(1,968)	(19.5)%

Other operating expense, net was $8.1 million for the nine months ended September 30, 2026 compared to $10.1 million for the same period in 2025. Legal costs associated with a legal claim were $6.4 million and $8.1 million for the nine months ended September 30, 2026 and 2025, respectively. For further information, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Additionally, $1.6 million of costs associated with strategic transaction activities were recognized during the nine months ended September 30, 2026. Foreign currency transaction losses were $0.1 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively.

Interest Income, Net

	For the nine months ended
	September 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Interest income, net	$(1,643)	$(4,012)	$2,369	(59.0)%

Interest income, net was $1.6 million for the nine months ended September 30, 2026 compared to $4.0 million for the same period in 2025. This change was mainly due to a $2.4 million decrease in interest income driven by lower dollars invested and lower interest rates during the period, partially offset by a $0.1 million decrease in interest expense.

Income Tax Expense (Benefit)

	For the nine months ended
	September 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Income tax expense (benefit)	$27,008	$(5,260)	$32,268	(613.5)%

Income tax expense (benefit) was $27.0 million and $(5.3) million for the nine months ended September 30, 2026 and 2025, respectively. The year-over-year change was primarily driven by increased tax expense from the impact of fluctuations in forecasted pre-tax income and losses on the estimated annual effective tax rate applied to pre-tax loss for the nine months ended September 30, 2026 compared to pre-tax income for the nine months ended September 30, 2025. This change was also due to stock-based awards exercised or vested net of limitations on deductions of certain employees’ compensation under Internal Revenue Code Section 162(m), and fluctuations in valuation allowances on net deferred tax assets established for U.S. and certain foreign jurisdictions.

.

Liquidity and Capital Resources

As of September 30, 2026, we had unrestricted cash and cash equivalents of $217.8 million. Our primary sources of capital include sales of our solutions, proceeds from bank lending facilities, and the offering of existing or future classes of stock.

As of September 30, 2026, we had a credit agreement with a banking syndicate (the “Credit Agreement”) that provides a $300.0 million revolving facility (the “Line of Credit”). There were no outstanding borrowings under the Credit Agreement at September 30, 2026.

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

The following table presents a summary of our cash flows for the periods indicated:

	For the nine months ended
	September 30,
(Dollars in thousands)	2026	2025	Year-Over-Year Change
Net cash provided by operating activities	$122,165	$123,275	$(1,110)	(0.9)%
Net cash used in investing activities	(118,646)	(91,577)	(27,069)	(29.6)%
Net cash used in financing activities	(90,081)	(22,242)	(67,839)	(305.0)%
Effect of foreign exchange rate changes	(503)	3,271	(3,774)	(115.4)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$(87,065)	$12,727	$(99,792)	784.1%

Operating Activities. Net cash provided by operating activities of $122.2 million for the nine months ended September 30, 2026 consisted of net loss of $40.1 million, adjusted for non-cash charges of $129.2 million, and cash inflows of $33.0 million related to changes in operating assets and liabilities. The change in operating assets and liabilities was primarily driven by an increase in prepaid expenses and other current assets, accrued and deferred compensation, and accrued expenses, and decreases in accounts payable and in deferred revenue, due to the timing of cash payments and billings during the period. These changes were partially offset by a decrease in accounts receivable due to the timing of cash collections during the period.

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

Investing Activities. Net cash used in investing activities of $118.6 million for the nine months ended September 30, 2026 consisted of investments in property and equipment, and capitalized software of $70.6 million and $16.0 million, respectively, related to investments in infrastructure, new products, and enhancements to existing products. During the nine months ended September 30, 2026, we paid $22.1 million for our acquisition of Brinta, and we issued a $10.0 million Note Receivable to Kintsugi. For further information on the acquisition, refer to Note 3, “Acquisitions”, and for further information on the Note Receivable, refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements.

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

Financing Activities. Net cash used in financing activities of $90.1 million for the nine months ended September 30, 2026 consisted of $73.7 million (including commissions) in payments for the repurchases of our Class A common stock under our Repurchase Program, $19.6 million in payments related to our ecosio Cash Earn-out, and $8.3 million in payments for taxes related to the net share settlement of stock-based awards. These uses of cash were partially offset by a $9.2 million increase in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, $1.8 million in proceeds from the purchase of stock under our employee stock purchase plan (“ESPP”) and $0.4 million in proceeds from the exercise of stock options. For further information on the Cash Earn-outs, refer to Note 4, “Financial Instruments and Fair Value Measurements” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Net cash used in financing activities of $22.2 million for the nine months ended September 30, 2025 consisted of $27.2 million in payments for taxes related to the net share settlement of stock-based awards as well as a $4.5 million decrease in customer funds obligations, primarily due to timing differences between receipt of funds from customers and taxing jurisdiction withdrawals of these funds, partially offset by $7.7 million in proceeds from the exercise of stock options and $1.8 million in proceeds from the purchase of stock under our ESPP.

Debt. As of September 30, 2026, we had a $300.0 million Line of Credit with no outstanding borrowings in connection with our Credit Agreement. As of September 30, 2026, we had $345.0 million aggregate principal amount of debt outstanding related to our Notes. For further information on our debt obligations, refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Repurchase Program. On October 30, 2025, the Board authorized a stock repurchase program for up to $150.0 million of our outstanding shares of Class A common stock (the “Repurchase Program”). During the nine months ended September

30, 2026, we repurchased 5,419,324 shares of our Class A common stock for an aggregate amount of $73.5 million (excluding excise taxes and commissions) and have $66.4 million remaining for purchases under our authorization.

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

Contractual Obligations and Commitments

As of September 30, 2026, we have no outstanding borrowings under our Line of Credit. Our Notes are due in May 2029. We expect to continue to fund debt maturities and interest payments with cash flows generated from operations, existing cash and cash equivalents, or proceeds from additional financing. For further information on our debt obligations, refer to Note 8, “Debt” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

There have been no material updates or changes to our contractual obligations and commitments compared to contractual obligations and commitments described in our 2025 Annual Report.

Key Business Metrics

We regularly review the metrics identified below to evaluate growth trends, measure our performance, formulate financial projections and make strategic decisions.

Annual Recurring Revenue (“ARR”) and Average Annual Revenue Per Direct Customer (“AARPC”).

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

	As of September 30,
(Dollars in millions)	2026	2025	Year-Over-Year Change
Annual Recurring Revenue	$724.3	$648.2	$76.1	11.7%

ARR increased by $76.1 million, or 11.7%, at September 30, 2026, as compared to September 30, 2025. The increase was primarily driven by $38.4 million in growth of subscriptions for our solutions to new customers, and $37.7 million in growth of revenues from existing customers through their expanded use of our solutions, as well as price increases.

We had 4,968 direct customers and AARPC was approximately $145,793 at September 30, 2026. At September 30, 2025, we had 4,856 direct customers and approximately $133,484 of AARPC. The increase in AARPC was primarily due to expansion of usage by existing customers and adding new scaled customers through organic growth.

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

	As of September 30,
	2026	2025
Net Revenue Retention Rate	106%	107%

NRR decreased by one percentage point, at September 30, 2026, as compared to September 30, 2025. The decrease was largely due to lower growth of additional entitlements as our customers’ annual growth has slowed, keeping them within current bands of usage, as well as delayed deal activity seen for some of our large multinational customers due to the macroeconomic environment.

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

Adjusted EBITDA and Adjusted EBITDA Margin.

We believe that Adjusted EBITDA is a measure widely used by securities analysts and investors to evaluate the financial performance of our company and other companies. We believe that Adjusted EBITDA and Adjusted EBITDA margin are useful as supplemental measures to evaluate our overall operating performance as they measure business performance focusing on cash related charges and because they are important metrics to lenders under our Credit Agreement. We define Adjusted EBITDA as net loss or income before interest, taxes, depreciation, and amortization, as adjusted to exclude charges for stock-based compensation expense, amortization of cloud computing arrangement implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, acquisition-related retained employee compensation, and transaction and other business transformation costs. Adjusted EBITDA margin represents Adjusted EBITDA divided by total revenues for the same period. For purposes of comparison, our net income (loss) was $(46.6) million and $4.0 million for the three months ended September 30, 2026 and 2025, respectively, while our net income (loss) margin was (21.9)% and 2.1% over the same periods, respectively. Additionally, our net income (loss) was $(40.1) million and $14.2 million for the nine months ended September 30, 2026 and 2025, respectively, while our net income (loss) margin was (6.5)% and 2.6% over the same periods, respectively.

We are unable to reconcile forward-looking Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, without unreasonable efforts because we are currently unable to predict with a reasonable degree of certainty the type and extent of certain items that would be expected to impact net income (loss) for these periods but would not impact Adjusted EBITDA.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025

	(unaudited)		(unaudited)
Adjusted EBITDA:
Net income (loss)	$(46,633)	$4,045	$(40,100)	$14,214
Interest income, net	(342)	(1,245)	(1,643)	(4,012)
Income tax expense (benefit)	47,289	1,520	27,008	(5,260)
Depreciation and amortization – property and equipment	7,479	6,372	20,641	18,439
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	23,144	18,143	65,112	50,668
Amortization of acquired intangible assets – selling and marketing expense	517	588	1,564	1,690
Amortization of cloud computing implementation costs – general and administrative expense	1,419	871	3,814	2,895
Stock-based compensation expense	15,381	13,215	47,651	46,249
Severance expense (1)	3,378	1,199	13,475	1,973
Acquisition contingent consideration	—	—	—	200
Change in fair value of acquisition contingent earn-outs	2,800	(4,000)	(3,038)	(16,400)
Acquisition-related retained employee compensation (2)	1,250	—	2,917	—
Transaction and other business transformation costs (3)	9,089	2,785	22,448	8,425
Adjusted EBITDA	$64,771	$43,493	$159,849	$119,081
Adjusted EBITDA Margin:

Total revenues	$213,275	$192,112	$613,891	$553,733
Adjusted EBITDA margin	30.4%	22.6%	26.0%	21.5%

(1) The three and nine months ended September 30, 2026 periods include $3,324 and $11,207, respectively, in severance costs related to the Value Creation Plan. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2) The acquisition-related compensation expenses recorded for the three and nine months ended September 30, 2026 are related to the Additional Cash Consideration obligation associated with the acquisition of Brinta. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(3) The three and nine months ended September 30, 2026 periods include $5,550 and $14,350, respectively, in costs incurred to support the execution of our Value Creation Plan. For further information, refer to Note 15, “ Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Amounts also include legal expenses associated with litigation related to claims the Company has made against a competitor. For further information, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The increase in Adjusted EBITDA for the three months ended September 30, 2026 of $21.3 million over the comparable period in 2025 was primarily driven by a $23.5 million increase in non-GAAP gross profit and a $3.9 million decrease in  non-GAAP general and administrative expense, which was partially offset by increases of $5.2 million in non-GAAP research and development expense and $0.7 million in non-GAAP selling and marketing expense. Adjusted EBITDA margin increased to 30.4% for the three months ended September 30, 2026 compared to 22.6% for the comparable period in 2025, primarily due to the impact of our Value Creation Plan.

The increase in Adjusted EBITDA for the nine months ended September 30, 2026 of $40.8 million over the comparable period in 2025 was primarily driven by a $54.2 million increase in non-GAAP gross profit and a $6.9 million decrease in  non-GAAP general and administrative expense, which was partially offset by increases of $13.7 million in non-GAAP research and development expense and $8.1 million in non-GAAP selling and marketing expense. Adjusted EBITDA margin increased to 26.0% for the nine months ended September 30, 2026 compared to 21.5% for the comparable period in 2025, primarily due to the impact of our Value Creation Plan, as well as increased operating leverage and realized efficiencies from prior year strategic investments in our global infrastructure and core business processes.

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

Our net cash provided by operating activities was $53.3 million and $62.5 million for the three months ended September 30, 2026 and 2025, respectively, while our operating cash flow margin was 25.0% and 32.5% over the same periods, respectively. Our net cash provided by operating activities was $122.2 million and $123.3 million for the nine months ended September 30, 2026 and 2025, respectively, while our operating cash flow margin was 19.9% and 22.3% over the same periods, respectively.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025

	(unaudited)		(unaudited)
Free Cash Flow:
Cash provided by operating activities	$53,294	$62,467	$122,165	$123,275
Property and equipment additions	(22,776)	(26,436)	(70,607)	(69,342)
Capitalized software additions	(5,321)	(5,879)	(15,969)	(16,444)
Free cash flow	$25,197	$30,152	$35,589	$37,489

Free Cash Flow Margin:
Total revenues	$213,275	$192,112	$613,891	$553,733
Free cash flow margin	11.8%	15.7%	5.8%	6.8%

Free cash flow decreased by $5.0 million for the three months ended September 30, 2026 as compared to the same period in 2025. This decrease was primarily driven by a $9.2 million decrease in cash provided by operating activities, primarily attributable to the timing of cash payments during the period, which was partially offset by a $4.2 million decrease in investments in property and equipment, and capitalized software related to investments in infrastructure, new products, and enhancements to existing products. Free cash flow margin decreased to 11.8% for the three months ended September 30, 2026 compared to 15.7% for the same period in 2025.

Free cash flow decreased by $1.9 million for the nine months ended September 30, 2026 as compared to the same period in 2025. This decrease was primarily driven by a $1.1 million decrease in cash provided by operating activities, primarily attributable to the timing of cash payments during the period, as well as $0.8 million in additional investments in property and equipment, and capitalized software related to investments in infrastructure, new products, and enhancements to existing products. Free cash flow margin decreased to 5.8% for the nine months ended September 30, 2026 compared to 6.8% for the same period in 2025.

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

Additional Non-GAAP Financial Measures

In addition to Adjusted EBITDA, Adjusted EBITDA margin, free cash flow, and free cash flow margin calculated and discussed in “Key Business Metrics,” the following additional non-GAAP financial measures are calculated and presented further below:

●	Non-GAAP cost of revenues, software subscriptions is determined by adding back to GAAP cost of revenues, software subscriptions, the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP cost of revenues, services is determined by adding back to GAAP cost of revenues, services, the stock-based compensation expense included in cost of revenues, services for the respective periods.
●	Non-GAAP gross profit is determined by adding back to GAAP gross profit the stock-based compensation expense, and depreciation and amortization of capitalized software and acquired intangible assets included in cost of subscription revenues for the respective periods.
●	Non-GAAP gross margin is determined by dividing non-GAAP gross profit by total revenues for the respective periods.
●	Non-GAAP research and development expense is determined by adding back to GAAP research and development expense the stock-based compensation expense and transaction costs related to acquired technology included in research and development expense for the respective periods.
●	Non-GAAP selling and marketing expense is determined by adding back to GAAP selling and marketing expense the stock-based compensation expense and the amortization of acquired intangible assets included in selling and marketing expense for the respective periods.
●	Non-GAAP general and administrative expense is determined by adding back to GAAP general and administrative expense the stock-based compensation expense, amortization of cloud computing implementation costs, severance expense, acquisition-related retained employee compensation, and transaction and other business transformation costs included in general and administrative expense for the respective periods.
●	Non-GAAP operating income is determined by adding back to GAAP loss or income from operations the stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets, amortization of cloud computing implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, acquisition-related retained employee compensation, and transaction and other business transformation costs included in GAAP loss or income from operations for the respective periods.
●	Non-GAAP net income is determined by adding back to GAAP net income or loss income tax benefit or expense, stock-based compensation expense, depreciation and amortization of capitalized software and acquired intangible assets, amortization of cloud computing implementation costs, severance expense, acquisition contingent consideration, changes in the fair value of acquisition contingent earn-outs, acquisition-related retained employee compensation, and transaction and other business transformation costs included in GAAP loss or income from operations for the respective periods, and to subtract interest income earned on our note receivable, to determine non-GAAP income or loss before income taxes. Non-GAAP income or loss before income taxes is then adjusted for income taxes calculated using the respective statutory tax rates for applicable jurisdictions, which for purposes of this determination were assumed to be 25.5%.

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

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

(Dollars in thousands)	(unaudited)		(unaudited)
Non-GAAP cost of revenues, software subscriptions	$28,060	$30,673	$86,610	$83,392
Non-GAAP cost of revenues, services	$19,690	$19,421	$58,186	$55,424
Non-GAAP gross profit	$165,525	$142,018	$469,095	$414,917
Non-GAAP gross margin	77.6%	73.9%	76.4%	74.9%
Non-GAAP research and development expense	$21,995	$16,766	$65,044	$51,370
Non-GAAP selling and marketing expense	$44,140	$43,406	$137,987	$129,872
Non-GAAP general and administrative expense	$34,541	$38,437	$106,172	$113,110
Non-GAAP operating income	$57,292	$37,121	$139,208	$100,642
Non-GAAP net income	$42,893	$28,582	$104,890	$77,967

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

(Dollars in thousands)	(unaudited)		(unaudited)
Non-GAAP Cost of Revenues, Software Subscriptions:
Cost of revenues, software subscriptions	$52,418	$50,034	$155,764	$138,738
Stock-based compensation expense	(1,214)	(1,218)	(4,042)	(4,678)
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	(23,144)	(18,143)	(65,112)	(50,668)
Non-GAAP cost of revenues, software subscriptions	$28,060	$30,673	$86,610	$83,392

Non-GAAP Cost of Revenues, Services:
Cost of revenues, services	$20,648	$20,762	$61,749	$59,485
Stock-based compensation expense	(958)	(1,341)	(3,563)	(4,061)
Non-GAAP cost of revenues, services	$19,690	$19,421	$58,186	$55,424

Gross profit	$140,209	$121,316	$396,378	$355,510
Stock-based compensation expense	2,172	2,559	7,605	8,739
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	23,144	18,143	65,112	50,668
Non-GAAP gross profit	$165,525	$142,018	$469,095	$414,917

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

(Dollars in thousands)	(unaudited)		(unaudited)
Non-GAAP Gross Margin:
Total revenues	$213,275	$192,112	$613,891	$553,733
Non-GAAP gross margin	77.6%	73.9%	76.4%	74.9%

Non-GAAP Research and Development Expense:
Research and development expense	$24,680	$19,929	$74,035	$61,397
Stock-based compensation expense	(2,685)	(3,163)	(8,991)	(10,027)
Non-GAAP research and development expense	$21,995	$16,766	$65,044	$51,370

Non-GAAP Selling and Marketing Expense:
Selling and marketing expense	$49,651	$47,385	$154,185	$143,994
Stock-based compensation expense	(4,994)	(3,391)	(14,634)	(12,432)
Amortization of acquired intangible assets – selling and marketing expense	(517)	(588)	(1,564)	(1,690)
Non-GAAP selling and marketing expense	$44,140	$43,406	$137,987	$129,872

Non-GAAP General and Administrative Expense:
General and administrative expense	$51,668	$44,609	$157,149	$133,029
Stock-based compensation expense	(5,530)	(4,102)	(16,421)	(15,051)
Severance expense (1)	(3,378)	(1,199)	(13,475)	(1,973)
Acquisition-related retained employee compensation (2)	(1,250)	—	(2,917)	—
Transaction and other business transformation costs (3)	(5,550)	—	(14,350)	—
Amortization of cloud computing implementation costs – general and administrative expense	(1,419)	(871)	(3,814)	(2,895)
Non-GAAP general and administrative expense	$34,541	$38,437	$106,172	$113,110

Non-GAAP Operating Income:
Income (loss) from operations	$314	$4,320	$(14,735)	$4,942
Stock-based compensation expense	15,381	13,215	47,651	46,249
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	23,144	18,143	65,112	50,668
Amortization of acquired intangible assets – selling and marketing expense	517	588	1,564	1,690
Amortization of cloud computing implementation costs – general and administrative expense	1,419	871	3,814	2,895
Severance expense (1)	3,378	1,199	13,475	1,973
Acquisition contingent consideration	—	—	—	200
Change in fair value of acquisition contingent earn-outs	2,800	(4,000)	(3,038)	(16,400)
Acquisition-related retained employee compensation (2)	1,250	—	2,917	—
Transaction and other business transformation costs (3)	9,089	2,785	22,448	8,425
Non-GAAP operating income	$57,292	$37,121	$139,208	$100,642

	For the three months ended		For the nine months ended
	September 30,		September 30,
(Dollars in thousands)	2026	2025	2026	2025

Non-GAAP Net Income:
Net income (loss)	$(46,633)	$4,045	$(40,100)	$14,214
Income tax expense (benefit)	47,289	1,520	27,008	(5,260)
Note receivable interest	(59)	—	(59)	—
Stock-based compensation expense	15,381	13,215	47,651	46,249
Depreciation and amortization of capitalized software and acquired intangible assets – cost of subscription revenues	23,144	18,143	65,112	50,668
Amortization of acquired intangible assets – selling and marketing expense	517	588	1,564	1,690
Amortization of cloud computing implementation costs – general and administrative expense	1,419	871	3,814	2,895
Severance expense (1)	3,378	1,199	13,475	1,973
Acquisition contingent consideration	—	—	—	200
Change in fair value of acquisition contingent earn-outs	2,800	(4,000)	(3,038)	(16,400)
Acquisition-related retained employee compensation (2)	1,250	—	2,917	—
Transaction and other business transformation costs (3)	9,089	2,785	22,448	8,425
Non-GAAP income before income taxes	57,575	38,366	140,792	104,654
Income tax adjustment at statutory rate (4)	(14,682)	(9,784)	(35,902)	(26,687)
Non-GAAP net income	$42,893	$28,582	$104,890	$77,967

(1) The three and nine months ended September 30, 2026 periods include $3,324 and $11,207, respectively, in severance costs related to the Value Creation Plan. For further information, refer to Note 15, “Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2) The acquisition-related compensation expenses recorded for the three and nine months ended September 30, 2026 are related to the Additional Cash Consideration obligation associated with the acquisition of Brinta. For further information, refer to Note 3, “Acquisitions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(3) The three and nine months ended September 30, 2026 periods include $5,550 and $14,350, respectively, in costs incurred to support the execution of our Value Creation Plan, recorded in general and administrative expense. For further information, refer to Note 15, “ Restructuring” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Amounts also include legal expenses associated with litigation related to claims the Company has made against a competitor. For further information, refer to Note 12, “Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

We had unrestricted cash and cash equivalents of $217.8 million and $314.0 million as of September 30, 2026 and December 31, 2025, respectively. We maintain our cash and cash equivalents in deposit accounts and money market funds with various financial institutions. Due to the short-term nature of these instruments, we believe that we do not have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Increases or declines in interest rates would be expected to augment or reduce future interest income by an insignificant amount.

We are exposed to risk related to changes in interest rates on our outstanding borrowings. Borrowings under our Credit Agreement bear interest at rates that are variable. Increases in the bank prime or the Secured Overnight Financing Rate (“SOFR”) would increase the interest rate on any future outstanding borrowings. Any debt we incur in the future may also bear interest at variable rates.

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

Foreign Currency Exchange Risk

Our revenues and expenses are primarily denominated in U.S. Dollars. For our foreign operations, the majority of our revenues and expenses are denominated in other currencies, such as the Canadian Dollar, Euro, British Pound, and Brazilian Real. Decreases in the relative value of the U.S. Dollar as compared to these currencies may negatively affect our revenues and other operating results as expressed in U.S. Dollars. For both the three and nine months ended September 30, 2026, approximately 5% of our revenues were denominated in currencies other than U.S. Dollars. For the three and nine months ended September 30, 2025, approximately 6% and 5%, respectively, of our revenues were denominated in currencies other than U.S. Dollars.

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

Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II---OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On January 25, 2022, we filed a complaint (subsequently amended on February 9, 2022) against Avalara, Inc. (“Avalara”) in the United States District Court for the Eastern District of Pennsylvania. The complaint alleges claims of unfair competition, intentional interference with contractual relations, and trade secret misappropriation against Avalara. We were seeking a permanent injunction to prevent Avalara from further interference with our contractual relations and to prohibit the disclosure in any way of our confidential, proprietary and/or trade secret information. We were also seeking monetary damages, including punitive damages and attorney’s fees. Following a jury trial, on October 29, 2026, a verdict was reached concluding that no trade secret misappropriation occurred. We are currently evaluating our options with respect to the verdict, including potential appeal.

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

The table below presents information with respect to our Class A common stock purchases made during the three months ended September 30, 2026 by us or any "affiliated purchaser", as defined in Rule 10b-18(a)(3) under the Exchange Act:

Period (1)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans at Period End
				( in thousands)
July 1-31	—	$—	—	$93,421
August 1-31	1,505,738	13.16	1,505,738	73,609
September 1-30	529,842	13.57	529,842	66,421
Total	2,035,580	$13.26	2,035,580	$66,421

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

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

\\\\\\\\\

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Vertex, Inc.

Date: November 5, 2026	By:	/s/ CHRISTOPHER YOUNG
Christopher Young
President and Chief Executive Officer (principal executive officer)

Date: November 5, 2026	By:	/s/ JOHN SCHWAB
John Schwab
Chief Financial Officer (principal financial officer)